Form 10-K
period 2014-12-31
FTI CONSULTING INC
filed 2015-02-24
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 K Street NW, Washington D.C.	20005
(Address of Principal Executive Offices)	(Zip Code)

(202) 312-9100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was 1.0 billion, based on the closing sales price of the registrant’s common stock on June 30, 2014.

The number of shares of registrant’s common stock outstanding on February 19, 2015 was 41,372,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2014 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2014

FTI CONSULTING, INC.

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

ITEM 1.	BUSINESS

Unless otherwise indicated or required by the context, when we use the terms “Company,” “FTI Consulting,” “we,” “us,” and “our” we mean FTI Consulting, Inc. a Maryland corporation and its consolidated subsidiaries.

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

We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), financing and credit issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, M&A, antitrust and competition matters, securities litigation, electronic discovery (“e-discovery”), management and retrieval of electronically stored information (“ESI”), reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies in the U.S. and other countries. In addition, major U.S. and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for satisfying clients’ needs.

We have organized our business segments across four geographic regions consisting of (i) the North America region, which is comprised of our 48 U.S. offices located in 19 states and three offices located in Calgary, Toronto and Vancouver Canada, (ii) the Latin America region, which is comprised of eleven offices located in seven countries — Argentina, Brazil, Colombia, Panama, Mexico, the Cayman Islands, and the Virgin Islands (British), (iii) the Asia-Pacific region, which is comprised of 19 offices located in six countries — Australia, China (including Hong Kong), India, Indonesia, Japan, and Singapore, and (iv) the Europe, Middle East and Africa (“EMEA”) region, which is comprised of 20 offices located in eleven countries — Belgium, Denmark, France, Germany, Ireland, Qatar, Russia, South Africa, Spain, United Arab Emirates (“UAE”), and the United Kingdom (“UK”).

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2014, we derived approximately 28% of our consolidated revenues from the work of consultants who are assigned to locations outside of the U.S. Approximately 60% of revenues of our Strategic Communications segment, 34% of revenues of our Corporate Finance/Restructuring segment, 26% of revenues of our Economic Consulting segment, 22% of revenues of our Forensic and Litigation Consulting segment, and 15% of revenues of our Technology consulting segment were derived from the work of consultants who are assigned to locations outside of the U.S.

Summary Financial Information

The following table sets forth the percentage of consolidated revenues for the last three years contributed by each of our five reportable segments, which are discussed below:

	Year Ended December 31,
Reportable Segment	2014	2013	2012
Corporate Finance/Restructuring	22%	23%	25%
Forensic and Litigation Consulting	27%	26%	26%
Economic Consulting	26%	27%	25%
Technology	14%	12%	12%
Strategic Communications	11%	12%	12%

Total	100%	100%	100%

Our Reportable Segments

Corporate Finance/Restructuring

Our Corporate Finance/Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders and other financing sources and creditor groups, as well as other parties-in-interest. We advise on a wide range of areas, including restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues as well as finance and operational and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the agriculture, automotive, hospitality, gaming and leisure, mining, real estate and infrastructure, retail and consumer products, telecom, media and technology industries.

A number of factors affect the demand for our corporate finance/restructuring services, including general economic conditions, the availability of credit and credit modifications, leverage levels, lending activity, over-expansion of businesses, competition, M&A activity, industries impacted by disruptive change and management crises. Lower corporate default rates as a result of the availability of debt modifications prior to default and maturity and the increased availability of financing at lower interest rates and on more advantageous terms are factors that continue to decrease demand for certain services, including bankruptcy services offered by our Corporate Finance/Restructuring segment. In addition, our restructuring (bankruptcy) engagements have been adversely affected by fewer large corporate bankruptcies.

In 2014, the practice offerings of our Corporate Finance/Restructuring segment included:

Restructuring and Turnaround Services. We provide advisory services to companies, creditors and other stakeholders of companies confronting liquidity problems, excessive leverage, underperformance, over-expansion or other business or financial issues. We lead and manage the financial aspects of in-court restructuring processes by offering services that help our clients assess the impact of a bankruptcy filing on their financial condition and operations. We help our clients’ right-size infrastructure, improve cash-flow and working capital management, sell non-core assets or business units, and recapitalize. We also perform due diligence reviews, financial statements and cash flow and EBITDA analyses, prepare liquidity forecasts and financial projections, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral, provide crisis credit and securitized transaction assistance, negotiate loan covenant waivers and guide complex debt restructurings.

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

Private Equity. We help private equity sponsors and company management take proactive steps toward revitalizing businesses, achieving investment expectations and strengthening inexperienced or ineffective management by assisting in the development, modification and execution of business plans and offering unbiased assessments, thereby allowing a sponsor to minimize risks, maximize returns and focus on new opportunities. Our services include providing professionals to enhance management by supplementing the existing management team with turnaround specialists and other interim executives, performing due diligence and process improvement and implementation expertise, assisting with obtaining or modifying financing, providing credibility to support lender negotiations and credit concessions and a variety of other mission-critical services that may be key to a company’s survival.

Business Transformation Services. Our Business Transformation practice assists companies in developing and implementing programs designed to deliver accelerated value creation through increasing earnings and margins and improving cash flow. This is achieved by improving the underlying operational and financial metrics of a company by targeting specific drivers of margin growth leading to corresponding enterprise value enhancement. Our professionals achieve measurable, tangible improvement in areas such as revenue generation, Office of the CFO solutions, operational process management, shared services and outsourcing, information technology, optimization, cost reduction, and working capital management. Our team has relevant skills across industries and helps companies and/or their equity sponsors with services such as outsourcing advisory services, complex merger integrations and carve-outs, business performance management consulting and the reengineering of supply chains. Our Business Transformation services represent high value-added and results oriented services marketed to our existing corporate and transaction advisory clients as well as new clients.

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

Valuation and Financial Advisory Services. We provide business and intangible asset valuations, financial opinions, financial and strategic analysis, forecasting and transaction support services covering a broad spectrum of industries and situations.

Our Corporate Finance/Restructuring practices are offered through a global network of 49 offices in 13 countries. From December 31, 2013, the net number of revenue-generating professionals decreased in our Corporate Finance/Restructuring segment to 706 professionals as of December 31, 2014.

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

In 2014, the practice offerings of our Forensic and Litigation Consulting segment included:

Forensic Accounting and Advisory Services. We combine investigative accounting and financial reporting skills with business and practical experience to provide forensic accounting and advisory services requested by boards of directors, audit committees, special litigation committees and other entities. We identify, collect, analyze and interpret financial and accounting data and information for accounting and financial reporting investigations, identify options, make recommendations and render opinions. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and prepare written reports. We have particular expertise providing consulting assistance and expert witness services to securities counsel and their clients regarding inquiries and investigations initiated by the Division of Enforcement of the SEC. We perform anti-bribery and corruption risk assessments to help clients institute the necessary internal controls to comply with, and we investigate suspected violations of, the U.S. Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws, including the U.K Anti-Bribery Act, the Organization for Economic Co-operation and Development, or OECD, convention on combating bribery of foreign public officials in international business transactions, and the anti-corruption cross-debarment pact reached between the World Bank, the Inter-American Development Bank, the European Bank for Reconstruction and Development, the Asian Development Bank, and the African Development Bank Group.

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

Business Insurance Claims. We assist clients to prepare and submit comprehensive, logical and well-documented claims for insured casualty and other risks. We also have served as testifying experts on insurance coverage litigation matters. We also assist our clients on pre-loss matters, such as business interruption values and maximum probable loss studies.

Our Forensic Litigation and Consulting practices are offered through a global network of 53 offices in 5 countries. From December 31, 2013, the net number of revenue-generating professionals increased to 1,154 professionals as of December 31, 2014.

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

In 2014, the practice offerings of our Economic Consulting segment included:

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

Intellectual Property. We help clients understand and maximize the value of their intangible business assets. We calculate losses from intellectual property infringement, apply econometrics to develop pricing structures for IP valuation and licensing, manage the purchase or sale of IP assets, negotiate with tax authorities and determine IP-related losses in legal disputes and arbitrations.

International Arbitration. Our international arbitration practice works with companies, governments and members of the international bar to provide independent advice and expert testimony relating to valuation and damages in a wide variety of commercial and treaty disputes before international arbitration tribunals.

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

Our Economic Consulting services are offered through a global network of 30 offices in 11 countries. From December 31, 2013, the net number of revenue-generating professionals increased to 574 professionals as of December 31, 2014.

Technology

Our Technology segment is a leading e-discovery and information governance software, consulting and services for companies, law firms, courts and government agencies worldwide. These include internal investigations, regulatory and global investigations such as, for the FCPA and UK Bribery Act,, litigation and joint defense, as well as antitrust and competition investigations, including “second requests” under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We provide a comprehensive suite of software and services to help clients locate, review and produce ESI, including e-mail, computer files, voicemail, instant messaging, cloud and social media data as well as financial and transactional data.

A number of factors affect the demand for our technology services, including competing services and products, price and the number of large complex litigations, class action proceedings, M&A activity and governmental and internal investigations.

In 2014, the software, services and practice offerings of our Technology segment included:

Ringtail® E-Discovery Software. Our Ringtail® software is highly scalable software designed to speed the legal review process and help clients find relevant information quickly. Ringtail® features patented visual analytics, concept clustering, predictive coding and other advanced features to accelerate document review. Ringtail® also processes and culls data, provides a broad range of features for quick data review and coding, and gives users a comprehensive set of redaction and production tools. Ringtail® is available on-premises, on-demand or in a “Software as a Service” (SaaS) deployment model.

Managed Review Services. Acuity® is our managed review offering designed to optimize the speed of document review and reduce the cost and complexity of e-discovery at a single, predictable price. Managed review is a service that allows corporations and their law firms to improve the cost effectiveness of their e-discovery processes via outsourced review and analysis of e-discovery data instead of performing it themselves. With Acuity®, we drive review efficiency leveraging the power and expertise of Ringtail® and with rigorous budget oversight for projects of any magnitude. Acuity® is different from many managed review offerings in that its workflows enable collaboration between the corporation, law firm, and our Acuity® review teams.

Information Governance and Compliance. Our information governance and compliance services assist organizations in developing, implementing and documenting information governance programs that reduce corporate risk, cut storage costs, secure data, improve the e-discovery process and enable faster and deeper insight into data. These services are flexible and can range from a single short-term project to a complete transformational service with ongoing monitoring. Information governance and compliance services are designed to address key corporate data challenges safely and defensibly, including mining, storing, migrating and disposing of corporate data, as well as designing and implementing defensible e-discovery and information governance policies that are cost-effective and do not disrupt business operations.

Computer Forensics. We help organizations meet requirements for collecting, analyzing and producing data from a variety of sources, including e-mail, voicemail, backup tapes, social media, the cloud, mobile devices, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisers understand technology-dependent issues. We also regularly design, implement and offer proprietary software to forensically collect and analyze ESI from emerging data sources.

Global Investigations. Our “FTI Investigate” offering combines our industry-leading software and expert forensic investigation teams to help organizations quickly and defensibly manage investigations, whistleblower allegations, and financial fraud. Investigate helps organizations quickly understand case facts, secure control of sensitive data and defensibly preserve and review data in compliance with local data privacy laws.

E-Discovery Consulting. We plan, design and manage discovery approaches and projects to maximize responsiveness and minimize costs and risks. Our professionals consult on a wide-range of legal, regulatory and investigative situations and our discovery project capabilities span a broad spectrum of size and complexity. Our professionals work as an extension of our clients and their advisors to establish immediate solutions and best practices. Our professionals identify, forensically collect and analyze data, conduct early case assessments, oversee processing, review and production of data, manage the discovery lifecycle from identification through production, advise outside and in-house counsels, prepare cost estimates to support excess burden claims, provide expert testimony, develop repeatable and cross matter procedures for legal departments and conduct corporate system inventories to develop sustainable data maps.

Our Technology services and products are offered through a global network of 28 offices in 5 countries. From December 31, 2013, the net number of revenue-generating professionals increased to 344 professionals, excluding professionals employed on an as-needed basis, as of December 31, 2014.

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

A number of factors affect the demand for the practices and services of our strategic communications segment, including M&A activity, public stock offerings and capital market transactions, business crises and governmental legislation and regulation, and the amount of discretionary spending by companies on such services as branding, communications, marketing and media and investor relations.

In 2014, the practice offerings of our Strategic Communications segment included:

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

Corporate Communications. We provide solutions to our clients’ mission critical communications needs. Our services include business-to-business communications consultancy, thought leadership consultancy, consumer and business-to-business brands building, including corporate brand positioning advice, strategic media relations and marketing advice, employee engagement and change communications, media and presentation coaching, qualitative and quantitative research, sponsorship consultancy and launch and event management. Our business-to-business communications consultancy services help companies develop a differentiated business identity and narrative. Our media relations services integrate traditional and digital media. We advise and assist clients with respect to financial, business and trade media programs, broadcast placement, market commentary, executive visibility, regional media programs, editorial placement, media monitoring, intelligence gathering and online media programs. We provide advice and services for internal communications in connection with important strategic initiatives such as identity design, re-branding, culture change, restructuring, facility closures, workforce rationalization and mergers and takeovers. We also provide training courses aimed at directors and senior management in media communications, executive presentation, speech writing and conference management and facilitation. Our special situations communications practice works in collaboration with practitioners in our other disciplines such as financial communications and investor relations, corporate communications and public and regulatory affairs to offer an integrated consultancy service to clients that are facing critical issues such as bankruptcy/restructuring, M&A, regulatory investigations, litigation and unplanned management turnover. We believe our offerings in this area provide a unique ability to handle complex cross-border multi-stakeholder communications programs.

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

Creative Engagement and Digital Communications. Our design and marketing teams specialize in brand identity development, website development, advertising and using new digital media channels to enhance the impact of traditional communications and marketing channels. We help clients with print and digital communications with a focus on corporate identity, website development, advertising, interactive marketing campaigns, video and animation, brochures, fact sheets, testimonials and other marketing materials and annual report development. Our social media experts work with clients to identify and engage stakeholders through the most appropriate and useful paid and non-paid social and digital media outlets. We help clients develop creative and multi-dimensional campaigns to assure they are aligned with business objectives, brand position and the needs of all stakeholders. Our approach includes defining corporate and brand positioning, surveying the audience to gauge social sentiments and needs, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility and evaluating the success of the program.

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

Our Strategic Communications services are offered through a global network of 33 offices in 14 countries. From December 31, 2013, the number of revenue-generating professionals decreased to 566 professionals as of December 31, 2014.

Our Industry Specializations

We employ professionals with expertise in a broad range of industries across our reportable segments. These professionals provide a wide array of services that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries, including, aerospace and defense, agriculture, automotive, construction, energy, power & products, environmental, financial institutions, healthcare and life sciences, hospitality, gaming and leisure, information technology, insurance, mining, public sector, real estate and infrastructure, retail and consumer products, telecom, media and technology, and transportation. Our major industry offerings include:

Construction and Environmental. Our construction services team provides commercial management, risk-based advisory, dispute resolution services and strategic communications counsel on complex projects across all construction and engineering industries. Our professionals are industry leaders who understand technical, business, regulatory and legal matters and are seasoned in giving expert testimony, to ensure that every aspect of their capital program or project is properly governed, well-executed and fully supported from beginning to end. The environmental services team offers a comprehensive suite of services aimed at helping organizations deal with a specific environmental issue or programmatic challenges. Our services focus on the resolution of complex contamination, toxic tort, products liability and insurance disputes.

Healthcare and Life Sciences. Our professionals work with a wide variety of healthcare and life sciences clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial and legal challenges. We provide a one-company team of experts across the spectrum of healthcare disciplines. These professionals have specialized capabilities and a record of success across hospital operations and restructuring, healthcare economics, and stakeholder engagement and communications.

Insurance. Our professionals combine their business and technical acumen to help insurers, reinsurers, captives, brokers, investors, regulators, corporations and their legal and business advisors address complex strategic and tactical issues. Our professionals have a proven track record of effectively managing a broad range of large domestic and international engagements such as high-profile, discreet investigations and disputes, complex restructuring and enterprise-wide transformations, and the application of methodologies and analytics to innovate, improve performance, reduce risk and achieve compliance.

Energy, Power & Products. Our professionals provide a wide array of advisory services that address the strategic, financial, reputational, regulatory and legal needs of energy and utility clients involved in the production of crude oil, natural gas, refined products, chemicals, coal, electric power, emerging technologies and renewable energy. In addition, we furnish strategic communications services across all disciplines, from crisis management to investor relations.

Real Estate and Infrastructure. Our professionals have the industry expertise and experience to help real estate owners, users, investors and lenders better navigate the market’s complexities and manage its inherent risks. We represent leading public and private real estate entities and stakeholders, including REITs, financial institutions, investment banks, opportunity funds, insurance companies, hedge funds, pension advisors and owners/developers offering services that help align strategy with business goals.

Retail and Consumer Products. We provide a full range of corporate finance, turnaround and restructuring expertise for retailers. We have experience in developing strategies for retail and consumer product companies to address internal and external challenges from inception through maturity. Our professionals have deep industry expertise in critical functional areas to help our clients drive performance and implement plans that will have sustained results. Our Fast Track™ approach utilizes highly developed frameworks and analytics to identify levers in the retail value equation that can be influenced quickly and serve to fund longer term strategic initiatives that drive shareholder value.

Telecom, Media and Technology (TMT). Our TMT team provides targeted performance improvement strategies and implementation, valuation, interim management, transaction advisory, restructuring and strategic communications. We deliver original insights that help clients better understand company performance, customer behavior, digital substitution, emerging technologies and evolving trends. We service clients that provide telecom, print media, direct marketing, digital media entertainment, and technology services.

Financial Institutions. Our professionals serve banks and financial services clients of all sizes and types navigate through a constantly changing environment of financial services regulations and enforcement actions, litigation threats, and economic and competitive challenges. We work with clients to manage risk, ensure compliance, resolve regulatory inquiries as they arise, and leverage their assets to protect and enhance enterprise value. Our team is composed of highly respected CPAs, attorneys, economists, bankers, forensic specialists, technology professionals, strategic communications experts, policymakers and former bank and securities regulators, all of whom have extensive financial services industry knowledge and experience.

Our Business Drivers

Factors that drive demand for our services include:

•

Financial Markets. Financial market factors, including credit and financing availability, terms and conditions; the willingness of financial institutions to provide debt modifications or relief; corporate debt levels; default rates and capital market transactions are significant drivers of demand for our business offerings.

•

Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance and more stringent and complex reporting requirements drive demand for our services. The need to understand and address the impact of regulation and legislation as well as the increasing costs of doing business have prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws such as The Sarbanes-Oxley Act of 2004 (“Sarbanes-Oxley”) and the Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), have contributed to the demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. The current environment also increasingly demands the use of multiple disciplinary service offerings like ours, which combine skills and expertise.

•

M&A Activity. M&A activity is an important driver for all our segments. We offer services for different phases of the M&A process. Our services during the pre-transaction phase include government competition advices and pre-transaction analysis. Our services during the negotiation phase include due diligence negotiation and other transaction advisory services, government competition and antitrust regulation, expert advice, asset valuations, and financial advice.

•

Litigation and Disputes. The volume of litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for the services offered by many of our segments. Law firms and their clients as well as government regulators and other interested third parties rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process and effectively present evidence.

•

Operational Challenges and Opportunities. Businesses face significant challenges that necessitate the evaluation and reevaluation of strategy, risks and opportunities as a result of crisis driven situations, competition, regulation, innovation and in the normal course of business. These challenges include enterprise risk management, global expansion, competition from established companies and emerging businesses and technologies, emerging markets and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with specialized technical expertise driving demand for our practice offerings and industry expertise.

•

Developing Markets. The growth of multinational firms and global consolidation can precipitate increased antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, government regulation and corporate restructuring activities. These developments help drive demand for the services offered by the Company.

Growth companies in the developing world that access markets in developed countries that recognize that the need for capital and compliance with the regulatory and other requirements of multiple countries necessitate expert advice and services, which drives demand for the services of our Corporate Finance/Restructuring, Economic Consulting and Strategic Communications segments.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our operating segments include some of the preeminent practices and professionals in our industry today. During 2014, the awards and recognitions received by our reportable segments include the following:

•	Technology segment recognized as a “Leader” in the 2014 “Gartner Magic Quadrant for E-Discovery Software Report” for the second consecutive year.

•

Economic Consulting recognized as one of the 20 Best Economics Firms in the World by Global Competition Review for nine consecutive years (2006–2014) and professionals named Global Competition Review’s Economist of the Year in 2014 (Dennis Carlton), 2012 (Jorge Padilla) and 2011 (Janusz Ordover)

Our Economic Consulting segment includes six former Deputy Attorney Generals of the Antitrust Division of the Department of Justice, one former chief economist of the Federal Trade Commission, two former chief economists of the Federal Communications Commission, and two former chief economists of the Securities and Exchange Commission, and maintains access to numerous other high-profile academic consultants, including two Nobel Prize winners.

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

•

Demand for Integrated Solutions and a Consultative Approach. Our breadth and depth of service offerings and industry expertise across the globe drive demand by multinational corporations who seek our integrated services and consultative approach covering different aspects of event driven occurrences, reputational issues and transactions across different jurisdictions.

Our Business Strategy

We build client relationships based on the quality of our services, our reputation and the recognition of our professionals. We provide diverse complimentary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

•

Leverage Our Practices, Relationships and Expertise. We work hard to strengthen our core practices and competencies to maintain our existing client relationships and develop new ones. We believe that our recognized practices and industry expertise, client relationships and the quality of our reputation coupled with our successful track record, size and geographical diversity are the most critical elements in a decision to retain us. We strive to build client relationships on a company-wide basis and encourage cross-selling among our reportable segments and industry groups. Many of our professionals are recognized experts in their respective fields. By successfully leveraging our reputation, experience and broad client base and the expertise of our professionals, we expect to continue to obtain engagements from new as well as existing clients.

•

Grow Organically. Our strategy is to engage in our markets competitively to produce better than average success. We strive to offer our clients comprehensive solutions to their most complex problems, wherever they are in the world. We provide our clients with a complete suite of services across all five reportable segments and the four geographic regions in which we operate.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2014, we employed 3,344 revenue-generating professionals, many of whom have established and widely recognized names in their respective practice areas and specialized industry expertise. Through our substantial staff of highly qualified professionals, we can handle a number of large, complex assignments simultaneously. To attract and retain highly qualified senior managing directors and managing directors, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled professionals.

•

Integrate and Effectively Operate Acquisitions and Other Investments. We seek to integrate acquisitions and manage investments in a way that fosters organic growth, expands our geographic presence, or is complementary to our current practices, services and industry focuses. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

•

Enhance Profitability. We endeavor to manage costs, expenditures, employee levels, utilization, bill rates, and pricing for both time and materials and alternative fee arrangements, to operate profitably, at segment and regional levels.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. We also engage independent contractors to supplement our professionals on client engagements as needed. As of December 31, 2014, we employed 4,404 employees, of which 3,344 were revenue generating professionals.

Employment Agreements

As of December 31, 2014, we had written employment arrangements with substantially all of our 444 SMDs, 255 of which are employment agreements with fixed terms ending between 2014 and 2024 while the other 189 contracts are of an at-will nature with no fixed term. Of the 255 written agreements with a fixed term, 245 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal prior to commencement of the renewal term.

The employment agreements with SMDs generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as EBITDA) for salary continuation benefits, accrued bonuses and other benefits beyond the termination date if such professional leaves our employ for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether the person resigned for “good reason” or was terminated by us with “cause,” resigned without “good reason,” retires or does not renew, or was terminated by us without “cause,” died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such professional’s employment agreement). All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment. Employment arrangements under the Senior Managing Director Incentive Compensation Program (collectively the “ICP”) are discussed below.

In some cases, our SMDs pursuant to the ICP or otherwise, and employees, consultants and professionals who join us in connection with acquisitions or as new hires, receive retention or sign-on payments through unsecured general recourse forgivable loans. We believe that the loan arrangements enhance our ability to attract and retain professionals. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability and, in some cases, retirement or termination by the employer without cause or the employee with good reason, as applicable to such loan. The value of the forgivable loans we have made, in the aggregate as well as on an individual basis, have been and we anticipate will continue to be significant. Our executive officers are not eligible to receive loans and no loans have been made to them.

Our executive officers, other members of senior management, outside directors, as well as employees and independent service providers, have received and will continue to receive equity awards, including stock option and share-based awards (including awards in the form of performance-based restricted stock units, deferred restricted stock units, and cash-settled stock appreciation rights and units), on a case-by-case basis, to the extent that shares are available under our stockholder approved equity compensation plans. The value of such equity and cash-based equity awards, in the aggregate, as well as on an individual basis, have been and are expected to continue to be significant.

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

As of December 31, 2014, there were 95 SMDs participating in the ICP from our Corporate Finance/Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications segments, representing approximately 33%, 26%, 4%, 38% and 11%, respectively, of the total SMDs within each segment of which 86 are in the U.S., 3 are located in Canada and 6 are located in the UK. Senior management designates the participants in the ICP, subject to approval by the Compensation Committee of our Board of Directors. As current written employment agreements approach the end of their initial terms or one-year automatic renewal periods, or as part of our annual performance evaluation process, we consider whether current participants should be eligible for additional compensation. Our executive officers are not eligible to participate in the ICP.

The benefits under the ICP include a cash payment in the form of an unsecured general recourse forgivable loan and equity awards, in the form of restricted stock-based awards and stock option or stock appreciation rights, which are provided to participants upon admission to the program and execution of a new employment agreement or upon moving up to a higher tier in the ICP. Participants in the ICP are also currently eligible to receive additional annual and recurring equity awards related to a deferral of a portion of each participant’s annual bonus award for the prior bonus year, or payment of a portion of such award in restricted stock, and related matching awards. To the extent that sufficient shares of common stock are not available for awards under our stockholder approved equity compensation plans, ICP equity awards will be paid out in cash, subject to the same vesting and forfeiture conditions as for equity awards.

For the past five years, we have made the following aggregate equity awards and forgivable loans to (i) new participants entering the ICP, (ii) participants moving to higher participation levels within the ICP, and (iii) equity awards to participants receiving annual deferred bonus, restricted stock bonus and additional equity awards pursuant to the bonus matching features of the ICP:

Year	Unsecured General Recourse Forgivable Loan Amounts (1)	Option Shares	Restricted Share- Based Awards	Cash Settled Stock Appreciation Rights
	(in thousands, except per share data)
2010	$9,300	457,582	337,390	—
2011	$8,700	385,815	242,508	63,000
2012	$9,900	467,075	245,470	2,834
2013	$6,200	373,656	240,269	44,370
2014	$4,800	445,999	328,507	16,748

(1)

In 2010, 2011, 2012, 2013, and 2014 we also funded $37.4 million, $34.3 million, $51.5 million, $40.8 million and $47.9 million, respectively, of unsecured forgivable loans and other loans to SMDs and other professionals outside of the ICP. Our corporate officers are not eligible to receive loans of any kind.

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

Clients

During the year ended December 31, 2014, no single client accounted for more than 10% of our consolidated revenues. Our Technology segment had one client that individually accounted for more than 10% of its total revenues, and in total accounted for 25% of its total revenues, for the year ended December 31, 2014. No other reportable segment had a single client that accounted for more than 10% of the total revenues for the year ended December 31, 2014. The loss of one or more such clients by the Technology segment would not have a material adverse effect on FTI Consulting and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. In some cases, we may have engagements through law firms that represent a larger percentage of our overall revenue or the revenue of a segment; however, each law firm engages us on behalf of multiple clients.

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

Patents, Licenses and Trademarks

We consider the Ringtail®, Acuity® and other technologies and software to be proprietary and confidential. We have also developed other e-discovery software products under the Ringtail® brand, which we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.

We hold 54 U.S. patents and have 26 U.S. patent applications pending, and there are no pending U.S. provisional patent applications. We have filed 21 international patent applications under the Patent Cooperation Treaty all of which have entered the National phase. We hold 10 non-U.S. issued patents in Canada and Europe, and 18 non-U.S. patent applications pending in Canada and Europe. No additional patent applications have been issued or are pending in other countries. All of the above patents cover various aspects of software of our Technology segment.

We also rely upon non-disclosure, license and other agreements to protect our products and services.

Corporate Information

We incorporated under the laws of the State of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange, or NYSE, under the symbol “FCN.” Our executive offices are located at 1101 K Street NW, Washington, D.C. 20005. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.

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

Available Information

We make available, free of charge, on or through our website at www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report on Form 10-K as well as other periodic reports filed with the SEC may also be requested at no charge from our Corporate Secretary, FTI Consulting, Inc., 2 Hamill Road, North Building, Baltimore, Maryland 21210, telephone number 410-591-4800.

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

Risks Related to Our Reportable Segments

Changes in capital markets, M&A activity and legal or regulatory requirements, general economic conditions, and monetary or political disruptions, as well as other factors beyond our control, could reduce demand for practice offerings or services, in which case our revenues and profitability could decline.

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

Our Corporate Finance/Restructuring segment provides various restructuring and restructuring-related services to companies in financial distress or their creditors or other stakeholders. Our Corporate Finance/Restructuring segment has experienced declines of revenues derived from restructuring (including bankruptcy) engagements. Reductions in M&A and capital markets transactions also negatively affect certain practice offerings of our Corporate Finance/Restructuring segment.

Factors outside of our control also drive demand for the services of our other reportable segments. For example, decreases in litigation filings, class-action suits and regulatory investigations and settlements of proceedings adversely affect our Forensic and Litigation Consulting, Economic Consulting and Technology segments. Our Strategic Communications segment continues to be negatively impacted by fewer M&A transactions, capital markets transactions and public stock offerings, and client decisions to reduce, postpone or curtail discretionary spending, resulting in fewer or lower fee retainer engagements and competitors with lower pricing models.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economies. Fluctuations, changes and disruptions in financial, credit, M&A and other markets, political instability, and general business factors will impact our operations. Changes to any of the factors described above, as well as other events, including by way of example, contractions of world economies, and monetary systems, banking, real estate and retail or other industries, credit defaults by businesses and countries; new or changes to legislation laws and regulations, including changes to the bankruptcy code; tort reform; banking reform; or a decline in government enforcement, litigation or monetary damages or remedies that are sought, and political instability may have adverse effects on one or more of our segments, industries or practices.

Our revenues, operating income and cash flows are likely to fluctuate.

We experience fluctuations in our revenues, cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual or quarterly financial results, including revenues, operating income and earnings per share for reasons that include the number, size, timing and duration of client assignments, utilization of revenue-generating professionals, the types of assignments we are working on at different times, the geographic locations of our clients or where the services are rendered, billing rates and other fee arrangements, the length of billing and collection cycles, new hiring, business and asset acquisitions, and economic factors beyond our control. Our profitability is likely to decline if we experience declines in the number, size or duration or delays to the timing of client assignments, the utilization rates of our professionals or less profitable fee arrangements or discounting of fees. Our results are subject to seasonal and similar factors, especially during the fourth quarter when substantial numbers of our professionals and our clients take vacations. We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments which are paid throughout the year. Also, the timing of future acquisitions and investments and the cost of integrating them may cause fluctuations in our operating income and cash flows.

We may not have sufficient shares of our common stock available under our stockholder-approved equity compensation plans to fund our current equity compensation obligations to our SMDs under the ICP, our voluntary deferred bonus plan, our executive officers under the our annual incentive and long-term incentive compensation programs, future compensation arrangements with our officers and employees, or our outside directors through their annual equity compensation awards. We also may not have sufficient shares available for awards to our employees and individual service providers for hiring and retention purposes. We may not receive the approval of our stockholders to increase the number of shares of our common stock available for equity compensation awards. If we fail to obtain stockholder approval, our ICP and other key professional incentive programs, executive officer and outside director compensation programs, and voluntary deferred bonus plan for our SMDs provide that the value of the awards will be paid out in cash or forgivable loans. In such case, we would use a greater percentage of our cash flow for incentive, retention and hiring payments, which would reduce the cash flow available for other purposes.

If we do not effectively manage the utilization of our professionals or billable rates our financial results could decline.

Our failure to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turn-over, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements, or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such event, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions, the number, type, size and timing of client engagements, the level of demand for our services, appropriate professional staffing levels in light of changing client demands, utilization of professionals across segments and geographic regions, acquisitions, and staff vacations.

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

Factors that could negatively affect utilization in our Corporate Finance/Restructuring segment include the completion of bankruptcy proceedings, the timing of the completion of engagements, fewer and smaller restructuring (including bankruptcy) cases, a recovering or strong economy, easy credit availability, low interest rates and fewer, smaller and less complex M&A or less capital markets activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation, fewer and less complex legal disputes, fewer class action suits, the timing of the completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include fewer or smaller M&A or less capital markets activity or fewer complex transactions, a reduced number of regulatory filings and less litigation, reduced antitrust and competition regulation or enforcement, fewer government investigations and proceedings and timing of client utilization of our services. Our global expansion into or within locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations. Our Technology segment derives revenue from consulting services, e-discovery services, licensing fees and the amount of data hosted for a client. Factors that could adversely affect our Technology segment’s utilization include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. Our Strategic Communications segment derives revenues from fixed fee and retainer based contracts. Factors that could adversely affect our Strategic Communications segment’s utilization include a decline in M&A or capital markets activity, fewer event driven crises affecting businesses, fewer public securities offerings and general economic decline that may reduce certain discretionary spending by clients.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This may be true in light of general economic conditions, or lingering effects of past economic slowdowns or recession. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our segments. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently and expect this to continue in the future. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or if at all, or that client engagements will generate the same volume of work or revenues, and be as profitable as past engagements. In addition, certain of our segments have been experiencing more competitive downward fee pressures.

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

Our Technology segment faces certain risks, including the risk that (i) its proprietary software products may be subject to technological changes and obsolescence, which would make it more difficult for us to compete or make our products obsolete and (ii) we may not effectively protect the intellectual property used by that segment.

The success of our technology business and its ability to compete depends, in part, upon our technology and other intellectual property, including our proprietary Ringtail® software, Acuity® e-discovery offering and other proprietary information and intellectual property rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® software or other products. Our software may not keep pace with industry changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the revenues, net income and other financial results and growth of the Technology segment and the Company could decline.

We rely on a combination of copyrights, trademarks, patents, trade secrets, and confidentiality and other contractual provisions to protect our assets. Our Ringtail® software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Certain aspects of our Technology segment software are protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations and the legal remedies available to us may not adequately compensate us for the damages caused by unauthorized use.

We may not manage our growth effectively and our profitability may suffer.

We experience fluctuations in growth of various operating segments with periods of rapid or declining growth. Periods of rapid expansion of our business may strain our management team, or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. We cannot assure that we can successfully manage the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures, which may adversely affect profitability in the near term. If we fail to add qualified managers, employees and contractors, estimate costs or manage our growth effectively, our business, financial results and financial condition may be harmed.

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

Primarily as a result of acquisitions, we operate in 25 countries in addition to the U.S. We expect to continue our international expansion, and our international revenues are expected to account for an increasing portion of our revenues in the future. For the year ended December 31, 2014, operations outside of the U.S. accounted for approximately 28% of our total revenues, 60% of revenue generated by our Strategic Communications segment, 34% of revenue generated by our Corporate Finance/Restructuring segment, 26% of revenue generated by our Economic Consulting segment, 22% of revenue generated by our Forensic and Litigation Consulting segment, and 15% of revenue generated by our Technology consulting segment.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including:

•	cultural and language differences;

•	limited “brand” recognition;

•

different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs, and cyclical fluctuations in utilization, that could adversely affect financial and operating results;

•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different legal and regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations, including client relationships, in certain locations;

•	disparate systems, policies, procedures and processes;

•	failure to comply with the FCPA and anti-bribery laws of other jurisdictions;

•	higher operating costs;

•	longer sales and/or payment cycles;

•	restrictions or adverse tax consequences for the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses and importation or withholding taxes;

•	different or less stable political and/or economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.

If we are not able to quickly adapt to or effectively manage our operations in geographic markets outside of the U.S., our business prospects and results of operations could be negatively impacted.

Failure to comply with governmental, regulatory and legal requirements or with our company-wide Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation.

We have a robust Code of Ethics and Business Conduct, Anti-Corruption Policy and Policy on Inside Information and Insider Trading and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees and independent contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Securities Act and publicly traded on the New York Stock Exchange, our executive officers, outside directors, employees and independent contractors are required to comply with the prohibitions against insider trading of our securities. In addition, we impose restrictions on the trading of securities of our clients. Nonetheless, we cannot assure you that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, independent contractors or others who are subject to our policies could damage our reputation in the U.S. and internationally or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions that could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits.

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

We may be required to recognize goodwill impairment charges, which could materially affect our financial results.

We assess our goodwill, trade names and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant under-performance relative to expected historical or projected future operating results and significant negative industry or economic trends. In the fourth quarter of 2012 and the third quarter of 2013, we recorded impairment charges to the carrying value of goodwill of our Strategic Communications segment of $110.4 million and $83.8 million, respectively. It is possible that we may be required to record significant impairment charges in the future relating to that or other segments. Such charges have had and could have an adverse impact on our results of operations.

Risks Related to Our People

Our failure to recruit and retain qualified professionals could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.

We deliver sophisticated professional services to our clients. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract and retain qualified professionals to maintain or expand our business. Moreover, competition has caused our costs of retaining and hiring qualified professionals to increase, a trend which could continue and could adversely affect our operating margins and financial results.

As of December 31, 2014, we had written employment arrangements with substantially all of our 444 SMDs, 255 of which are employment agreements with fixed terms ending between 2014 and 2024 while the other 189 contracts are of an at-will nature with no fixed term. Of the 255 written agreements with a fixed term, 245 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal prior to commencement of the renewal term.

Despite the renewal provisions, we could face retention issues at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new or extend employment agreements with SMDs, although that is our intention. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become higher. The adoption or new compensation arrangements may result in the concentration of potential turnover in future years.

We incur substantial costs to hire and retain our professionals and we expect these costs to continue and grow.

We provide unsecured general recourse forgivable loans and grant stock option, restricted stock, cash-based stock appreciation rights and other equity- and cash-based awards to attract and retain our professional employees. We make forgivable loans to ICP participants and may provide forgivable or other types of loans to new hires and professionals who join us in connection with acquisitions as well as to select current employees and other professionals on a case-by-case basis. The amounts of loans are significant. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us upon the passage of time, provided that the professional is an employee on the forgiveness date, and upon other specified events, such as death, disability, termination by us without cause, termination by the employee with good reason or retirement or contract non-renewal, as may be applicable to the relevant employment agreement or loan grant. We expect to continue issuing significant amounts of unsecured general recourse forgivable loans.

We also provide significant additional payments under the ICP and other compensation programs in the form of stock options, stock appreciation rights, restricted stock and other stock- or cash-based awards or, alternatively, cash or forgivable loans if we do not have adequate equity securities available under stockholder-approved equity plans. Our ICP, other compensation programs and certain employment agreements contemplate recurring annual payments, loans or equity- or cash-based awards.

In addition, our Economic Consulting segment has contracts with select economists or professionals that provide for compensation equal to such individual’s annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expense for that segment being a higher percentage of revenues and EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company may enter into similar arrangements with other economists and professionals hired by the Company.

We rely heavily on our executive officers and the heads of our operating segments and industry leaders for the success of our business.

We rely heavily on our executive officers, the heads of our operating segments and our industry leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and the heads of our operating segments and industry leaders must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions may have on our business operations, prospects, financial results, client relationships or employee retention or morale.

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

Our inability to accept engagements from existing or prospective clients, represent multiple clients in connection with the same or competitive engagements, or any requirement that we resign from a client engagement may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign, which could result in disgorgement of fees. Acquisitions may require us to resign from a client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues.

Claims involving our services could harm our overall professional reputation and our ability to compete and attract business or hire or retain qualified professionals.

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

Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Therefore, we are subject to the risk of professional liability. Although we believe we maintain an appropriate amount of liability insurance, it is limited. Damages and/or expenses resulting from any successful claims against us, for indemnity or otherwise, in excess of the amount of insurance coverage we maintain, would have to be borne directly by us and could harm our profitability and financial resources. Any claim by a client or a third party against us could expose us to professional or other liabilities in excess of the amount of our insurance limits as well as reputational issues that adversely affect our ability to attract new or maintain existing engagements or clients or qualified professionals or other employees or contractors.

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

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. For the year ended December 31, 2014, one client of our Technology segment accounted for approximately 25% of that segment’s annual revenues. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements, and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of a segment or the Company could be adversely affected.

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

In addition, the Company’s own confidential and proprietary information and that of our clients could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors. A successful breach and compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, third party claims against us and reputational harm, including the loss of clients.

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

The market for some of our consulting services is highly competitive. We do not compete against the same companies across all of our segments, practices, services, industries or geographic regions. Instead we compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the types of requested service(s) and the location of the client or delivery of the service(s). Our operations are highly competitive. Our competitors include large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services, investment banking firms, IT consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments, and small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower cost service offerings. Since our business depends in large part on professional relationships, our business has low barriers of entry for professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers. If we cannot compete effectively with our competitors or if the costs of competing, including the costs of retaining and hiring professionals, become too expensive, our revenue growth and financial results may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12-months. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business or who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. States and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with the former employee or his clients, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for our Company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

Risks Relating to Acquisitions

We may have difficulty integrating our acquisitions or convincing clients to allow assignment of their engagements to us, which can reduce the benefits we receive from acquisitions.

A substantial amount of our growth has resulted from acquisitions. The process of managing and integrating our acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and organic expansion of our existing operations. To the extent that we misjudge our ability to integrate and properly manage acquisitions, we may have difficulty achieving our operating, strategic and financial objectives.

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	disparate policies and practices;

•	client relationship issues;

•	decreased utilization during the integration process;

•	loss of key existing or acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions;

•	the assumption of legal liabilities;

•	future earn-out payments or other price adjustments; and

•	potential future write-offs relating to the impairment of goodwill or other acquired intangible assets.

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

Asset transactions may require us to seek client consents to the assignment of their engagements to us or a subsidiary. All clients may not consent to an assignment. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. Further, such engagements may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that clients of the acquired entity or local, state, federal or foreign governments will agree to novate or assign their contracts to us.

An acquisition may not be accretive in the near term or at all.

To compete for acquisitions, competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits. As a result of these competitive dynamics costs of the acquisition or other factors certain acquisitions may not be accretive to our overall financial results.

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

We may structure acquisitions to pay a portion of the purchase price in shares of our common stock. The number of shares issued as consideration is typically based on an average closing price per share of our common stock for a number of days prior to the closing of such acquisition. We believe that payment in the form of shares of common stock of FTI Consulting, Inc. provides the acquired entity and its principals with a vested interest in the future success of the acquisition and the Company. Stock market volatility, generally, or FTI Consulting, Inc.’s stock price volatility, specifically, may result in acquisition candidates being reluctant to accept our shares as consideration. In such cases, we may have to issue more shares, if stock constitutes part of the consideration, pay the entire purchase price in cash, or negotiate an alternative price structure. The result may be an increase in the cost of an acquisition.

Certain past acquisition related agreements have contained stock price guarantees that resulted in cash payments in the future if the price per share of FTI Consulting, Inc. common stock fell below a specified per share market value on the date restrictions lapse. There is no assurance that an acquisition candidate will not negotiate stock price guarantees, with respect to a future acquisition, which may increase the costs of such acquisition.

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

Our total consolidated long-term debt as of December 31, 2014 was approximately $711.0 million under our senior notes due 2020 (the “2020 Notes”) and senior notes due 2022 (the “2022 Notes,” together with the 2020 Notes, the “Notes”) and we have $348.6 million of undrawn availability under our senior secured bank revolving credit facility entered into in November 2012 (our “Senior Bank Credit Facility”).

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing Notes and our Senior Bank Credit Facility, limit, but do not prohibit, us from incurring additional indebtedness. In addition, the indentures that govern the Notes will allow us to issue additional indebtedness under certain circumstances which may also be guaranteed by our domestic subsidiaries that guarantee the Notes and the Senior Bank Credit Facility. The indentures for the Notes also allow us to incur certain other additional secured debt, which would be effectively senior to the Notes. In addition, the indentures for the Notes do not prevent us from incurring other liabilities that do not constitute indebtedness. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness, including the Notes. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

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

We may not have sufficient funds to repurchase Notes upon a change of control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices located in Washington, D.C. consist of 95,767 square feet under a lease expiring November 2021. Under leases expiring August 2017, we lease 53,474 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 36 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, and San Francisco, and we lease office space to support our international locations in 25 countries — the United Kingdom, Ireland, France, Germany, Spain, Belgium, Denmark, Russia, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

Not applicable.

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

	2014		2013
	High	Low	High	Low
Quarter Ended
March 31	$41.76	$28.51	$37.85	$31.87
June 30	$38.01	$29.30	$38.17	$31.20
September 30	$38.01	$34.91	$38.42	$32.30
December 31	$41.09	$33.30	$46.11	$37.11

Number of Stockholders of Record. As of January 31, 2015, the number of holders of record of our common stock was 227.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuance under our equity compensation plans as of December 31, 2014. None of the plans have outstanding warrants or rights other than options and cash-based stock appreciation rights, except for stock awards, including shares of restricted and unrestricted stock, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders, except for employment inducement awards granted to new executives pursuant to Rule 303A.08 of the New York Stock Exchange. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	19,754 shares of common stock issued as unvested stock awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008), or the 2004 Plan;

•	34,851 shares of common stock issued as unvested stock awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008), or the 2006 Plan;

•

1,151,713 shares of common stock issued as unvested stock awards, restricted stock awards, stock units and restricted stock unit awards under our 2009 Omnibus Incentive Compensation Plan (f/k/a the FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors (as Amended and Restated Effective as of June 2, 2010 (2009 Omnibus Plan))); and

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as amended (ESPP), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP effective January 1, 2009.

•

41,624 shares of common stock issued as unvested stock awards as employee inducement awards (“Inducement Awards”), as approved by the Compensation Committee of the Company’s Board of Directors on July 30, 2014. The remaining 38,290 unissued shares were deregistered with the SEC on October 7, 2014.

Equity Compensation Plan Information as of December 31, 2014

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)			(in thousands)
Equity compensation plans approved by our security holders	4,069	(1)	$39.95	459	(3)
Equity compensation plans not approved by our security holders	149	(2)	—	—

Total	4,218		$39.95	459

(1)

Includes 11,984 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 1997 Stock Option Plan, 637,822 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Plan, 1,248,600 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Plan, and 2,170,509 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes 148,944 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our Inducement Awards to new executive officer hires pursuant to Rule 303.08 of the New York Stock Exchange.

(3)

Includes 12,832 shares of common stock available for issuance under our 2006 Plan, none of which may be issued as stock-based awards, and 445,861 shares of common stock available for issuance under our 2009 Omnibus Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards).

Issuances of Unregistered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2014 (in thousands except per share amounts).

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
October 1 through October 31, 2014	6	(1)	$35.85	—	$—
November 1 through November 30, 2014	1	(1)	$40.71	—	$—
December 1 through December 31, 2014	22	(1)	$37.27	—	$—

Total	29			—	$—

(1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

Goodwill Impairment Charge

For the years ended December 31, 2013 and 2012, we recorded an $83.8 million and $110.4 million goodwill impairment charge related to the Strategic Communications segment. There were no goodwill impairment charges during the year ended December 31, 2014. The impairment charges were non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations. These charges are further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in Note 13 “Goodwill and Other Intangible Assets” in the notes to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

Special Charges

During the year ended December 31, 2014, we recorded special charges totaling $16.3 million. The special charges consisted of:

•

$6.1 million contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments, related to the departures of the Company’s former Chief Financial Officer, former Executive Vice President and Chairman of North America, former Chairman of the EMEA region, and former Executive Vice President, General Counsel and Chief Risk Officer;

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

Stockholders’ Equity

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $4.4 million was accrued and included in the Condensed Consolidated Balance Sheet, and $66.7 million was paid at December 31, 2013. In January 2014, we paid the balance due of $4.4 million on our 2013 share repurchases. No shares were repurchased during the year ended December 31, 2014. The 2012 Repurchase Program expired on June 5, 2014.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,756,212	$1,652,432	$1,576,871	$1,566,768	$1,401,461

Operating Expenses
Direct cost of revenues	1,144,757	1,042,061	980,532	956,908	825,599
Selling, general and administrative expenses	433,845	394,681	378,016	373,295	341,239
Special charges	16,339	38,414	29,557	15,212	51,131
Acquisition-related contingent consideration	(1,676)	(10,869)	(3,064)	(6,465)	1,190
Amortization of other intangible assets	15,521	22,954	22,407	22,371	23,910
Goodwill impairment charge	—	83,752	110,387	—	—

	1,608,786	1,570,993	1,517,835	1,361,321	1,243,069

Operating income	147,426	81,439	59,036	205,447	158,392

Interest income and other	4,670	1,748	5,659	6,304	4,423
Interest expense	(50,685)	(51,376)	(56,731)	(58,624)	(50,263)
Loss on early extinguishment of debt	—	—	(4,850)	—	(5,161)

Income from continuing operations, before income tax provision	101,411	31,811	3,114	153,127	107,391
Income tax provision	42,604	42,405	40,100	49,224	41,407

Net income (loss)	$58,807	$(10,594)	$(36,986)	$103,903	$65,984

Earnings (loss) per common share — basic	$1.48	$(0.27)	$(0.92)	$2.53	$1.45
Earnings (loss) per common share —diluted	$1.44	$(0.27)	$(0.92)	$2.39	$1.38
Weighted average number of common shares outstanding
Basic	39,726	39,188	40,316	41,131	45,557

Diluted	40,729	39,188	40,316	43,473	47,664

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$283,680	$205,833	$156,785	$264,423	$384,570
Working capital (1)	517,081	419,531	370,178	273,117	504,680
Total assets	2,430,527	2,364,947	2,275,452	2,411,084	2,405,488
Long-term debt and capital lease obligations, including current portion and fair value hedge adjustments	711,000	717,014	723,045	796,960	793,122
Stockholders’ equity	1,102,746	1,042,259	1,068,232	1,106,202	1,167,606

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2014 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our consolidated financial statements and notes included in “— Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance.

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

Full Year 2014 Executive Highlights

Financial Highlights

	Year Ended December 31,
	2014	2013	% Growth
	( dollar amounts in thousands, except per share amounts)
Revenues	$1,756,212	$1,652,432	6.3%
Special charges (1)	$16,339	$38,414	-57.5%
Adjusted EBITDA	$210,552	$245,545	-14.3%
Net income (loss)	$58,807	$(10,594)	655.1%
Earnings (loss) per common share — diluted	$1.44	$(0.27)	633.3%
Adjusted earnings per common share — diluted	$1.64	$2.09	-21.5%
Net cash provided by operating activities	$135,401	$193,271	-29.9%
Total number of employees at December 31,	4,404	4,207	4.7%

(1)	Excluded from non-GAAP measures.

Revenues

Revenues for the year ended December 31, 2014 increased by 6.3%, or $103.8 million, to $1,756.2 million compared to $1,652.4 million in the prior year period. Acquisitions contributed $20.5 million, and represented 1.2% of the year-over-year growth. Revenues grew organically due to the strength in the Forensic and Litigation Consulting segment with higher demand in our global disputes, construction solutions and data analytics practices, which were partially offset by a decline in the health solutions practice. The Technology segment experienced increased demand for complex global investigations with increases in the financial services industry investigations and M&A Second Requests. Additionally, the Corporate Finance/Restructuring segment increased due to growth in non-distressed engagements in North America, partially offset by declines in global bankruptcy and restructuring engagements.

Special Charges

Special charges for the years ended December 31, 2014 and 2013 were $16.3 million and $38.4 million, respectively. See “Special Charges” in Item 6 for an expanded discussion.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2014 decreased by 14.3%, or $35.0 million, to $210.6 million, or 12.0% of revenues, compared to $245.5 million, or 14.9% of revenues, in the prior year period. The decrease in Adjusted EBITDA was impacted by higher costs related to the employment contract extensions of key client-service professionals in the Economic Consulting segment, the decline in higher margin global bankruptcy and restructuring activity in our Corporate Finance/Restructuring segment, additional investments in the Technology segment and unallocated Corporate expenses to support future growth initiatives. These items were partially offset by the increased demand for services in the Forensics and Litigation Consulting segment.

Net Income (Loss)

Net income for the year ended December 31, 2014 increased $69.4 million to $58.8 million, compared to a loss of $10.6 million in the prior year period. The current period included special charges of $16.3 million, a gain of $2.7 million from the remeasurement of acquisition-related contingent consideration and a $4.6 million charge for a valuation reserve on deferred tax assets related to net operating losses in the Company’s Australian business. The prior year period net loss included a goodwill impairment charge, and special charges and a gain from contingent consideration remeasurement of $83.8 million, $38.4 million, and $13.6 million, respectively. Net income (loss) was also impacted by the operating results described above.

Earnings (loss) per diluted share and Adjusted Earnings Per Share

Earnings per diluted share for the year ended December 31, 2014 increased $1.71 to $1.44 compared to a loss per diluted share of $0.27 in the prior year period. The increase in earnings per diluted share of $1.71 was primarily related to the absence of any goodwill impairment charges in the current year, compared to a goodwill impairment charge of $83.8 million in the prior year period and a decrease in special charges of $22.1 million. Earnings (loss) per share were also impacted by the operating results described above.

Adjusted earnings per diluted share, which excludes the impact of the goodwill impairment charge, special charges and the remeasurement of acquisition-related contingent consideration, decreased $0.45 to $1.64 compared to $2.09 in the prior year period.

Cash

Cash balances increased by $77.8 million to $283.7 million for the year ended December 31, 2014. Cash provided by operating activities decreased $57.9 million to $135.4 million for the year ended December 31, 2014 as compared to $193.3 million for the same prior year period. The decrease was primarily due to increased payments for compensation and other operating expenses partially offset by higher revenue driven cash collections in the year ended December 31, 2014. Days Sales outstanding (DSO) at December 31, 2014 was 97 days, unchanged from DSO at December 31, 2013. DSO is a measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Headcount

As of December 31, 2014, our total headcount of 4,404 increased by 197 from 4,207 as of December 31, 2013.

We increased the number of non-billable employees by 77, from 983 as of December 31, 2013 to 1,060 as of December 31, 2014. Billable headcount additions for the year-ended December 31, 2014 are referenced in the table below.

Billiable Headcount	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2013	737	1,061	530	306	590	3,224
Additions (reductions), net	(31)	93	44	38	(24)	120

December 31, 2014	706	1,154	574	344	566	3,344

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

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we later discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss), and totaled $18.3 million, $13.3 million, and $14.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as our businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable or “guideline” companies, which are subject to change based on the economic characteristics of our reporting units and the selection of reference transactions, if any, for which a fair value impact may be assessed based on market prices realized in an actual transaction. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth and EBITDA (earnings before interest expense, income taxes, depreciation and amortization), tax rates, capital expenditures, WACC and related discount rates and expected long-term growth rates. The assumptions which have the most significant effect on our valuations derived using the income approach are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the discount rate.

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

In the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment experienced pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. These factors compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. This was considered an interim impairment indicator for the Strategic Communications segment at the Strategic Communications reporting unit level. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit in connection with the preparation of our financial statements for the quarter ended September 30, 2013. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of our Strategic Communications reporting unit was less than its carrying value; therefore we applied Step 2 of the goodwill impairment test. The results of Step 2 indicated that the carrying values of the goodwill associated with the Strategic Communications reporting unit exceeded its implied fair value, resulting in an $83.8 million non-deductible goodwill impairment charge which is recorded as a separate line item within operating income (loss) within the Consolidated Statements of Comprehensive Income (Loss). The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company’s existing credit facility and the Indentures for the 2020 and 2022 Notes.

For the 2014 annual goodwill impairment test performed as of the Company’s measurement date of October 1, 2014, we utilized the quantitative tests described above for each of our reporting units. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair values of each of our reporting units significantly exceeded their respective carrying values and no further impairment testing was required. Significant reductions in our current estimates of cash flows for our reporting units could materially affect the results of our reviews for impairment of goodwill in the future.

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

Significant New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is evaluating which transition approach to use and the impact of the adoption of this accounting standard update on its consolidated financial statements.

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$391,115	$382,526	$394,719
Forensic and Litigation Consulting	483,380	433,632	407,586
Economic Consulting	451,040	447,366	391,622
Technology	241,310	202,663	195,194
Strategic Communications	189,367	186,245	187,750

Total revenues	$1,756,212	$1,652,432	$1,576,871

Operating income (loss)
Corporate Finance/Restructuring	$46,913	$58,594	$80,970
Forensic and Litigation Consulting	83,180	68,211	45,809
Economic Consulting	55,282	86,714	71,992
Technology	46,906	38,038	33,642
Strategic Communications	15,603	(72,129)	(97,298)

Segment operating income	247,884	179,428	135,115
Unallocated corporate expenses	(100,458)	(97,989)	(76,079)

Operating income	147,426	81,439	59,036

Other income (expense)
Interest income and other	4,670	1,748	5,659
Interest expense	(50,685)	(51,376)	(56,731)
Loss on early extinguishment of debt	—	—	(4,850)

	(46,015)	(49,628)	(55,922)

Income before income tax provision	101,411	31,811	3,114
Income tax provision	42,604	42,405	40,100

Net income (loss)	$58,807	$(10,594)	$(36,986)

Earnings (loss) per common share — basic	$1.48	$(0.27)	$(0.92)
Earnings (loss) per common share — diluted	$1.44	$(0.27)	$(0.92)

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$58,807	$(10,594)	$(36,986)
Add back:
Income tax provision	42,604	42,405	40,100
Other income (expense), net	46,015	49,628	51,072
Depreciation and amortization	33,989	32,541	29,604
Amortization of other intangible assets	15,521	22,954	22,407
Special charges	16,339	38,414	29,557
Loss on early extinguishment of debt	—	—	4,850
Remeasurement of acquisition-related contingent consideration	(2,723)	(13,555)	(5,227)
Goodwill impairment charge	—	83,752	110,387

Adjusted EBITDA	$210,552	$245,545	$245,764

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$58,807	$(10,594)	$(36,986)
Add back:
Special charges, net of tax (1)	9,637	23,267	19,115
Goodwill impairment charge (2)	—	83,752	110,387
Loss on early extinguishment of debt, net of tax (3)	—	—	2,910
Remeasurement of acquisition-related contingent consideration, net of tax effect (3)	(1,718)	(12,054)	(5,228)

Adjusted Net Income	$66,726	$84,371	$90,198

Earnings (loss) per common share — diluted	$1.44	$(0.27)	$(0.92)
Add back:
Special charges, net of tax (1)	0.24	0.59	0.47
Goodwill impairment charge (2)	—	2.14	2.74
Remeasurement of acquisition-related contingent consideration, net of tax effect (4)	(0.04)	(0.30)	(0.13)
Loss on early extinguishment of debt, net of tax (3)	—	—	0.07
Impact of denominator for diluted adjusted earnings per common share (5)	—	(0.07)	(0.06)

Adjusted earnings per common share — diluted	$1.64	$2.09	$2.17

Weighted average number of common shares outstanding — diluted (5)	40,729	40,421	41,578

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to special charges for the years ended December 31, 2014, 2013 and 2012 were 41.0%, 39.4% and 35.3%, respectively. The tax expense related to the adjustments related to special charges for the years ended December 31, 2014, 2013 and 2012 were $6.7 million or $0.16 impact on diluted earnings per share, $15.1 million or $0.39 impact on diluted earnings per share, and $10.4 million or $0.26 impact on diluted earnings per share, respectively.

(2)	The goodwill impairment charge is non-deductible for income tax purposes and resulted in no tax benefit for the years ended December 31, 2013 and 2012.
(3)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustment related to the loss on early extinguishment of debt for the year ended December 31, 2012 was 40.0%. The tax expense related to the adjustment for the year ended December 31, 2012 was $1.9 million or $0.05 impact on diluted earnings per share. There was no loss on early extinguishment of debt in the years ended December 31, 2014 or December 31, 2013.

(4)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to the remeasurement of acquisition-related contingent consideration for the years ended December 31, 2014 and 2013 were 36.9% and 11.1%, respectively. The tax expense related to the adjustments related to the remeasurement of acquisition-related contingent consideration for the years ended December 31, 2014 and 2013 were $1.0 million or $0.02 impact on diluted earnings per share and $1.5 million or $0.04 impact on diluted earnings per share respectively. There was no tax impact on the remeasurement of acquisition-related contingent consideration for the year ended December 31, 2012.

(5)

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

Year Ended December 31, 2014 compared to December 31, 2013

Revenues and Operating income

See “Segment Results” for an expanded discussion of Revenue and Adjusted Segment EBITDA.

Special charges

During the years ended December 31, 2014 and 2013, we recorded special charges totaling $16.3 million and $38.4 million, respectively. See “Special Charges” in Item 6 for an expanded disclosure.

The following table details the special charges by segment and the decrease in total headcount:

	2014	2013
	Special Charges	Special Charges	Headcount
	(dollars in thousands)	(dollars in thousands)
Corporate Finance/Restructuring	$84	$10,274	25
Forensic and Litigation Consulting	308	2,111	17
Economic Consulting	12	11	—
Technology	19	16	—
Strategic Communications	3	66	—

	426	12,478	42
Unallocated Corporate	15,913	25,936	3

Total	$16,339	$38,414	45

Unallocated corporate expenses

Unallocated corporate expenses increased $2.5 million, or 2.5%, to $100.5 million for 2014 from $98.0 million for 2013. Excluding the impact of special charges of $15.9 million recorded in 2014 and $25.9 million recorded in 2013, unallocated corporate expenses increased $12.5 million in 2014, or 17.3%. The increase was primarily due to increased resources to assess and evaluate certain strategic initiatives, higher costs related to performance based compensation for U.S. and regional personnel, and costs related to our global SMD leadership meeting, partially offset by lower costs related to corporate executives and the termination of the airplane lease.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $2.9 million to $4.7 million for 2014 from $1.7 million for 2013. The increase in interest income and other was primarily due to non-recurring interest and other non-operating income related to client and insurance settlements.

Interest expense

Interest expense decreased $0.7 million, or 1.3%, to $50.7 million for 2014 from $51.4 million for 2013. Interest expense in 2014 was favorably impacted by lower average borrowings.

Income tax provision

Our effective tax rate for the year ended December 31, 2014 was 42.0%. The effective tax rate in 2014 was unfavorably impacted by valuation allowances on foreign net operating losses and the mix of U.S. earnings by State. The effective tax rate for 2013 was not meaningful due to the impact of the non-deductible goodwill impairment charges of $83.8 million. The effective tax rate for 2013 excluding goodwill impairment charges from pre-tax income was 36.7%.

Year Ended December 31, 2013 compared to December 31, 2012

Revenues and Operating income

See “Segment Results” for an expanded discussion of segment operating revenues and operating income.

Special charges

During the years ended December 31, 2013 and 2012, we recorded special charges totaling $38.4 million and $29.6 million, respectively. See “Special Charges” in Item 6 for an expanded disclosure.

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

Income tax provision

Our effective tax rates for the years ended December 31, 2013 and 2012 were not meaningful due to the impact of the non-deductible goodwill impairment charges of $83.8 million and $110.4 million, respectively. The effective tax rate for 2013 excluding goodwill impairment charges from pre-tax income was 36.7%. The effective tax rate for 2012 excluding goodwill impairment charges from pre-tax income was 35.3%. The effective tax rate in 2013 was unfavorably impacted by valuation allowances on foreign net operating loss and foreign tax credit carry forwards, partially offset by favorable settlement of the IRS audit, an increase in non-taxable contingent consideration remeasurement and a decrease in non-deductible expenses.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA which is a non-GAAP measure. The following table reconciles Net Income (Loss) to Total Adjusted Segment EBITDA for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$58,807	$(10,594)	$(36,986)
Add back:
Income tax provision	42,604	42,405	40,100
Other income (expense), net	46,015	49,628	51,072
Loss on early extinguishment of debt	—	—	4,850
Unallocated corporate expense	100,458	97,989	76,079

Total segment operating income	$247,884	$179,428	$135,115
Add back:
Segment depreciation expense	30,267	28,203	25,058
Amortization of other intangible assets	15,521	22,954	22,407
Segment special charges	426	12,478	28,425
Remeasurement of acquisition-related contingent consideration	(2,723)	(13,555)	(5,227)
Goodwill impairment charge	—	83,752	110,387

Total Adjusted Segment EBITDA	$291,375	$313,260	$316,165

Other Segment Operating Data

	Year Ended December 31,
	2014	2013	2012
Number of revenue-generating professionals: (at period end)
Corporate Finance/Restructuring	706	737	697
Forensic and Litigation Consulting	1,154	1,061	952
Economic Consulting	574	530	474
Technology (3)	344	306	277
Strategic Communications	566	590	593

Total revenue-generating professionals	3,344	3,224	2,993

Utilization rates of billable professionals: (1) (4)
Corporate Finance/Restructuring	67%	65%	71%
Forensic and Litigation Consulting	69%	68%	66%
Economic Consulting	75%	81%	81%
Average billable rate per hour: (2) (4)
Corporate Finance/Restructuring	$374	$410	$416
Forensic and Litigation Consulting	321	317	314
Economic Consulting	512	503	493

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

(3)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the Segment’s services. Prior to 2014, we generally contracted with third-party agencies to source these professionals; beginning in August 2014, we initiated a direct employment model to fill certain roles. We employed an average of 295 as-needed employees during the period from August 2014 through December 31, 2014.

(4)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

CORPORATE FINANCE/RESTRUCTURING

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$391,115	$382,526	$394,719

Operating expenses:
Direct cost of revenues	263,599	245,112	238,982
Selling, general and administrative expenses	75,382	71,966	61,027
Special charges	84	10,274	11,332
Acquisition-related contingent consideration	(452)	(9,900)	(3,361)
Amortization of other intangible assets	5,589	6,480	5,769

	344,202	323,932	313,749

Segment operating income	46,913	58,594	80,970
Add back:
Depreciation and amortization of intangible assets	9,157	9,929	8,835
Special charges	84	10,274	11,332
Remeausurement of acquisition-related contingent consideration	(662)	(11,614)	(5,221)

Adjusted Segment EBITDA	$55,492	$67,183	$95,916

Gross profit (1)	$127,516	$137,414	$155,737
Gross profit margin (2)	32.6%	35.9%	39.5%
Adjusted Segment EBITDA as a percent of revenues	14.2%	17.6%	24.3%
Number of revenue generating professionals (at period end)	706	737	697
Utilization rates of billable professionals (3)	67%	65%	71%
Average billable rate per hour (3)	$374	$410	$416

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Year ended December 31, 2014 compared to December 31, 2013

Revenues increased $8.6 million, or 2.2%, to $391.1 million for the year ended December 31, 2014 compared to $382.5 million in the prior year period. Acquisition-related revenues contributed $4.4 million, or 1.1%, compared to the same prior year period. Revenues increased organically $4.2 million, or 1.1%, primarily due higher volume in in our EMEA practice and growth in non-distressed engagements in North America, partially offset by continued slowdown in our global bankruptcy and restructuring practices.

Gross profit decreased $9.9 million, or 7.2%, to $127.5 million for the year ended December 31, 2014 compared to $137.4 million for the same prior year period. Gross profit margin decreased 3.3 percentage points to 32.6% for the year ended December 31, 2014 compared to 35.9% for the same prior year period. The decrease in gross profit margin was due to a shift in the mix of engagements to lower margin non-distressed work, continued investments in our European transaction advisory practice, and higher performance-based compensation expense.

SG&A expense increased $3.4 million, or 4.7%, to $75.4 million for the year ended December 31, 2014 compared to $72.0 million for the same prior year period. SG&A expense was 19.3% of revenues for the year ended December 31, 2014, compared to 18.8% for the same prior year period. The increase in SG&A expense was due to increased bad debt expense, additional overhead costs related to acquired practices, and the investment in the European transaction advisory practice partially offset by the absence of the non-recurring acquisition costs of $1.8 million recorded in the same prior year period.

Amortization of other intangible assets was $5.6 million for the year ended December 31, 2014 compared to $6.5 million for the same prior year period.

Adjusted Segment EBITDA decreased $11.7 million, or 17.4%, to $55.5 million for the year ended December 31, 2014 compared to $67.2 million for the same prior year period.

Year ended December 31, 2013 compared to December 31, 2012

Revenues decreased $12.2 million, or 3.1%, to $382.5 million for the year ended December 31, 2013 compared to $394.7 million for the same prior year period. Acquisition-related revenues were $39.0 million, or 9.9% growth as compared to the same prior year period. Revenues decreased organically $51.2 million, or 13.0%, primarily due to lower demand in our North America bankruptcy and restructuring and Asia Pacific restructuring practices and lower success fees.

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

Adjusted Segment EBITDA decreased $28.7 million, or 30.0%, to $67.2 million for the year ended December 31, 2013 compared to $95.9 million for the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$483,380	$433,632	$407,586

Operating expenses:
Direct cost of revenues	306,438	278,174	269,948
Selling, general and administrative expenses	90,707	84,616	80,842
Special charges	308	2,111	8,276
Acquisition-related contingent consideration	(866)	(1,622)	297
Amortization of other intangible assets	3,613	2,142	2,414

	400,200	365,421	361,777

Segment operating income	83,180	68,211	45,809
Add back:
Depreciation and amortization of intangible assets	7,914	6,100	6,487
Special charges	308	2,111	8,276
Remeasurement of acquisition-related contingent consideration	(934)	(1,941)	(6)

Adjusted Segment EBITDA	$90,468	$74,481	$60,566

Gross profit (1)	$176,942	$155,458	$137,638
Gross profit margin (2)	36.6%	35.9%	33.8%
Adjusted Segment EBITDA as a percent of revenues	18.7%	17.2%	14.9%
Number of revenue generating professionals (at period end)	1,154	1,061	952
Utilization rates of billable professionals (3)	69%	68%	66%
Average billable rate per hour (3)	$321	$317	$314

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Year Ended December 31, 2014 compared to December 31, 2013

Revenues increased $49.7 million, or 11.5%, to $483.4 million for the twelve months ended December 31, 2014 from $433.6 million for the same prior year period. Acquisition-related revenues contributed $11.1 million, or 2.6% compared to the same prior year period. Revenues increased organically $38.7 million, or 8.9%, due to higher demand in our global disputes, construction solutions and data analytics practices, and in the North America and Asia Pacific regions of our investigations practice, partially offset by decline in our health solutions practice and lower success fees.

Gross profit increased $21.5 million, or 13.8%, to $176.9 million for the twelve months ended December 31, 2014 from $155.5 million for the same prior year period. Gross profit margin increased 0.7 percentage points to 36.6% for the twelve months ended December 31, 2014 from 35.9% for the same prior year period. The increase in gross profit margin is related to higher utilization in our construction solutions, data analytics, disputes and investigations practices, partially offset by increased performance based compensation and continued investment in the health solutions practice.

SG&A expense increased $6.1 million, or 7.2%, to $90.7 million for the twelve months ended December 31, 2014 from $84.6 million for the same prior year period. SG&A expense was 18.8% of revenue for the twelve months ended December 31, 2014, down from 19.5% for the same prior year period. The increase in SG&A expense was due to additional direct hiring to support increased demand, increased corporate allocations and incremental SG&A expenses related to our acquired business, partially offset by collection on a prior period bad debt.

Adjusted Segment EBITDA increased by $16.0 million, or 21.5%, to $90.5 million for the twelve months ended December 31, 2014 from $74.5 million for the same prior year period.

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

Adjusted Segment EBITDA increased by $13.9 million, or 23.0%, to $74.5 million for the year ended December 31, 2013 from $60.6 million for the same prior year period.

ECONOMIC CONSULTING

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except rate per hour)
Revenues	$451,040	$447,366	$391,622

Operating expenses:
Direct cost of revenues	329,425	300,293	265,112
Selling, general and administrative expenses	66,159	58,282	51,912
Special charges	12	11	991
Acquisition-related contingent consideration	(885)	258	—
Amortization of other intangible assets	1,047	1,808	1,615

	395,758	360,652	319,630

Segment operating income	55,282	86,714	71,992
Add back:
Depreciation and amortization of intangible assets	5,115	5,479	4,478
Special charges	12	11	991
Remeausurement of acquisition-related contingent consideration	(1,127)	—	—

Adjusted Segment EBITDA	$59,282	$92,204	$77,461

Gross profit (1)	$121,615	$147,073	$126,510
Gross profit margin (2)	27.0%	32.9%	32.3%
Adjusted Segment EBITDA as a percent of revenues	13.1%	20.6%	19.8%
Number of revenue generating professionals (at period end)	574	530	474
Utilization rates of billable professionals (3)	75%	81%	81%
Average billable rate per hour (3)	$512	$503	$493

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

2013 and 2012 utilization and average bill rate calculations for our Corporate Finance/Restructuring, Forensic and Litigation Consulting and Economic Consulting segments were updated to reflect the realignment of certain practices as well as information related to non-U.S. operations that was not previously available.

Year ended December 31, 2014 compared to December 31, 2013

Revenues increased $3.7 million, or 0.8%, to $451.0 million for the year ended December 31, 2014 compared to $447.4 million for the same prior year period. Acquisition-related revenues contributed $3.3 million, or 0.7% compared to the same prior year period. The revenues increased organically $0.4 million, or 0.1%, which includes a 0.6% increase from the estimated positive impact of foreign currency translation. Excluding the impact of foreign currency translation, revenue declined due to lower demand and lower realization in our antitrust practice, partially offset by higher demand in our M&A services.

Gross profit decreased $25.5 million, or 17.3%, to $121.6 million for the year ended December 31, 2014 compared to $147.1 million for the same prior year period. Gross profit margin decreased 5.9 percentage points to 27.0% for the year ended December 31, 2014 from 32.9% for the same prior year period. The decrease in gross profit margin was the result of increased compensation expense related to employment contract extensions of certain key senior client-service professionals and an accrual for employee state tax equalization obligations, partially offset by higher realized bill rates.

SG&A expense increased $7.9 million, or 13.5%, to $66.2 million for the year ended December 31, 2014 compared to $58.3 million for the same prior year period. SG&A expense was 14.7% of revenues for the year ended December 31, 2014 compared to 13.0% for the same prior year period. The increase in SG&A expense was due to higher bad debt expense, an increase in overall employee related support expenses, higher IT infrastructure costs and higher travel and entertainment expenses related to marketing and business development. Bad debt expense was $9.9 million or 2.2% of revenues for the year ended December 31, 2014 compared to $6.7 million or 1.5% of revenues for the same prior year period.

Adjusted Segment EBITDA decreased $32.9 million, or 35.7%, to $59.3 million for the year ended December 31, 2014, compared to $92.2 million for the same prior year period.

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

TECHNOLOGY

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Revenues	$241,310	$202,663	$195,194

Operating expenses:
Direct cost of revenues	125,371	96,779	88,056
Selling, general and administrative expenses	68,162	59,890	62,436
Special charges	19	16	3,114
Amortization of other intangible assets	852	7,940	7,946

	194,404	164,625	161,552

Segment operating income	46,906	38,038	33,642
Add back:
Depreciation and amortization of intangible assets	16,620	22,601	20,447
Special charges	19	16	3,114

Adjusted Segment EBITDA	$63,545	$60,655	$57,203

Gross profit (1)	$115,939	$105,884	$107,138
Gross profit margin (2)	48.0%	52.2%	54.9%
Adjusted Segment EBITDA as a percent of revenues	26.3%	29.9%	29.3%
Number of revenue generating professionals (at period end) (3)	344	306	277

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)	Includes personnel involved in direct client assistance and revenue generating consultants, and excludes professionals employed on an as-needed basis.

Year Ended December 31, 2014 compared to December 31, 2013

Revenues increased $38.6 million, or 19.1%, to $241.3 million for the year ended December 31, 2014 compared to $202.7 million in the same prior year period due to the continued demand on complex global investigations and financial services industry investigations and M&A Second Requests, higher Ringtail SaaS sales; partially offset by price reductions in services and lower licensing sales.

Gross profit increased $10.1 million, or 9.5%, to $115.9 million for the year ended December 31, 2014 compared to $105.9 million for the same prior year period. Gross profit margin decreased 4.2 percentage points to 48.0% for the year ended December 31, 2014 compared to 52.2% in the same prior year period. The decrease in gross profit margin was due to the increased mix of certain lower margin services as a percent of total revenue and due to price reductions in other services.

SG&A expense increased $8.3 million, or 13.8%, to $68.2 million for the year ended December 31, 2014 compared to $59.9 million for the same prior year period. SG&A expense was 28.2% of revenues for the year ended December 31, 2014, compared to 29.6% for the same prior year period. The increase in SG&A expense was due to increased personnel investments in business development, marketing and research & development. Bad debt expense decreased to $0.4 million compared to $1.3 million in the same prior year period. Research and development expense for the year end December 31, 2014 was $19.3 million compared to $15.8 million in the same prior year period.

Adjusted Segment EBITDA increased $2.9 million, or 4.8%, to $63.5 million for the year ended December 31, 2014 compared to $60.7 million for the same prior year period.

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

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Revenues	$189,367	$186,245	$187,750

Operating expenses:
Direct cost of revenues	119,924	121,703	118,434
Selling, general and administrative expenses	48,890	47,874	46,852
Special charges	3	66	4,712
Acquisition-related contingent consideration	527	395	—
Amortization of other intangible assets	4,420	4,584	4,663
Goodwill impairment charge	—	83,752	110,387

	173,764	258,374	285,048

Segment operating income (loss)	15,603	(72,129)	(97,298)
Add back:
Depreciation and amortization of intangible assets	6,982	7,048	7,218
Special charges	3	66	4,712
Goodwill impairment charge	—	83,752	110,387

Adjusted Segment EBITDA	$22,588	$18,737	$25,019

Gross profit (1)	$69,443	$64,542	$69,316
Gross profit margin (2)	36.7%	34.7%	36.9%
Adjusted Segment EBITDA as a percent of revenues	11.9%	10.1%	13.3%
Number of revenue generating professionals (at period end)	566	590	593

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2014 compared to December 31, 2013

Revenues increased $3.1 million, or 1.7%, to $189.4 million for the year ended December 31, 2014 compared to $186.2 million for the same prior year period. Acquisition-related revenues contributed $1.8 million, or 1.0% compared to the same prior year period. The remaining growth of $1.3 million included 0.8% in estimated positive impact of foreign currency translation. Excluding the foreign currency translation gains, revenue declined organically by $0.2 million due to a decline in pass-through revenues, partially offset by growth in retainer-based revenue in our EMEA region and increased project revenue in North America and Asia Pacific.

Gross profit increased $4.9 million, or 7.6%, to $69.4 million for the year ended December 31, 2014 from $64.5 million for the same prior year period. Gross profit margin increased 2 percentage points to 36.7% for the year ended December 31, 2014 from 34.7% for the same prior year period. The increase in gross profit margin was primarily due to improved revenue growth and mix involving higher margin engagements and lower proportion of low margin pass through revenues. Margin improvement was also favorably impacted by targeted headcount reductions as part of the segment’s strategy to reduce costs.

SG&A expense increased $1.0 million, or 2.1%, to $48.9 million for the year ended December 31, 2014 from $47.9 million for the same prior year period. SG&A expense was 25.8% of revenue for the year ended December 31, 2014, slightly up from 25.7% of revenue for the same prior year period. The increase in SG&A was primarily due to higher bad debt expense in North America and increased corporate allocations; partially offset by lower occupancy costs.

Adjusted Segment EBITDA increased $3.9 million, or 20.6%, to $22.6 million for the year ended December 31, 2014 from $18.7 million for the same prior year period.

Year Ended December 31, 2013 compared to December 31, 2012

Revenues decreased $1.6 million, or 0.8%, to $186.2 million for the year ended December 31, 2013 from $187.8 million for the same prior year period. Acquisition-related revenues were $4.8 million, or 2.6% growth as compared to the same prior year period. Revenues decreased organically by $6.3 million due to reduced capital markets activity in the Asia Pacific region, lower pass-through revenue in the EMEA region, and lower revenue from a large client in North America, partially offset by higher pass-through and project revenue in North America.

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

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$135,401	$193,271	$120,188
Net cash used in investing activities	(57,595)	(103,091)	(90,406)
Net cash provided by (used in) financing activities	6,330	(43,129)	(138,246)
DSO	97	97	90

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities decreased $57.9 million to $135.4 million as compared to $193.3 million for the same prior year period primarily due to increased payments for compensation and other operating expenses partially offset by higher revenue driven cash collections in the year ended December 31, 2014. DSO was 97 days at December 31, 2014 unchanged from DSO at December 31, 2013.

Net cash used in investing activities for 2014 was $57.6 million as compared to $103.1 million for 2013. Payments for acquisitions of businesses were $23.5 million in the current year as compared to $55.5 million for 2013. Payments for acquisitions completed in 2014 were $8.8 million, net of cash received, included payment for an acquisition completed by our Economic Consulting segment and final cash settlements for acquisitions completed in 2013 by our Forensic and Litigation Consulting segment. Payments for acquisitions completed in 2013 included $45.1 million, net of cash received, related to the acquisition of practices by our Corporate Finance/Restructuring, Economic Consulting, Forensic and Litigation Consulting, and Strategic Communications segments. Payments of acquisition-related contingent consideration and stock floors were $14.6 million and $0.1 million, respectively for 2014 as compared to $6.2 million and $4.1 million, respectively for 2013. Capital expenditures were $39.3 million for 2014 as compared to $42.5 million for 2013.

Net cash provided by financing activities for 2014 was $6.3 million as compared to net cash used in financing activities of $43.1 million for 2013. Our financing activities for 2014 included cash inflows of $13.1 million of refundable deposits related to one of our foreign entities and $4.8 million received from the issuance of common stock under equity compensation plans, partially offset by outflows of $6.0 million for the repayment of long-term debt and $4.4 million in cash used to settle repurchases of the Company’s common stock that were made, but not settled in the fourth quarter of 2013. Our financing activities for 2013 included cash outflows of $6.0 million for the repayment of long-term debt, $66.7 million in cash used to purchase and retire 1,956,900 shares of the Company’s common stock pursuant to the 2012 Repurchase Program, partially offset by the $29.4 million received from the issuance of common stock under equity compensation plans.

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

Capital Resources

As of December 31, 2014, our capital resources included $283.7 million of cash and cash equivalents and available borrowing capacity of $348.6 million under a $350 million revolving line of credit under our Senior Bank Credit Facility. As of December 31, 2014, we had no outstanding borrowings under our Senior Bank Credit Facility; however, $1.4 million of outstanding letters of credit reduced the availability of borrowings under the Senior Bank Credit Facility by such amount. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $350 million revolving line of credit under the Senior Bank Credit Facility includes a $75 million sublimit for borrowings in currencies other than U.S. dollars, including Euro, Sterling, Australian dollars and Canadian dollars.

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

Our Senior Bank Credit Facility and the indentures governing our Notes contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Senior Bank Credit Facility includes financial covenants that require us to (i) not exceed a maximum leverage ratio, (ii) not exceed a maximum senior secured leverage ratio and (iii) maintain a minimum fixed charge coverage ratio. At December 31, 2014, we were in compliance with all covenants as stipulated in the Senior Bank Credit Facility and the indentures governing our Notes.

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

We currently anticipate capital expenditures of $37.0 million to $40.0 million to support our organization during 2015, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

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

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2014. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2014 and prior to the November 2017 maturity date of our Senior Bank Credit Facility.

The interest obligation on our long-term debt assumes that our Notes will bear interest at their stated rates.

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt	$711,000	$11,000	$—	$—	$—	$—	$700,000
Interest on long-term debt	297,558	45,558	45,000	45,000	45,000	45,000	72,000
Operating leases	303,866	39,715	40,762	43,424	35,929	32,913	111,123

Total obligations	$1,312,424	$96,273	$85,762	$88,424	$80,929	$77,913	$883,123

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

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate Notes and a comparison of the fair value of the debt at December 31, 2014 and 2013. The fair values have been determined based on quoted market prices for our Notes (in thousands).

	2015	2016	2017	2018	2019	Thereafter	December 31, 2014		December 31, 2013
							Total	Fair Value	Total	Fair Value
Long-term debt
Fixed rate	$11,000	$—	$—	$—	$—	$700,000	$711,000	$735,000	$717,000	$752,750
Average interest rate	8.0%	—	—	—	—	6.4%	6.5%	—	6.5%	—
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—	—	—

Foreign Currency Exchange Rate Risk

Exchange Rate Risk

Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. In cases where settlement of intercompany balances is not practical we may use natural hedges to reduce exposure. Gains and losses from foreign currency transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income (Loss) and to date have not had a material impact on our consolidated financial statements. See Note 5 — “Interest Income and Other” to our consolidated financial statements for information.

Translation of Financial Results

Most of our foreign subsidiaries operate in a currency other than the United States dollar (USD); therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British pound, Australian dollar, Euro and Canadian dollar. The following table details the changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar for the years ended December 31, 2014, 2013 and 2012. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income (Loss).

	Years ended December 31,
	2014	2013	2012
British pound	$(13,710)	$4,528	$11,353
Australian dollar	(5,972)	(12,544)	1,269
Euro	(5,451)	1,467	500
Canadian dollar	(890)	(629)	405
All other	(3,156)	(2,542)	1,496

	$(29,179)	$(9,720)	$15,023

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 23, 2015

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (principal executive officer)

/s/ DAVID M. JOHNSON
David M. Johnson Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FTI Consulting Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 23, 2015

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FTI Consulting Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of FTI Consulting Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 23, 2015

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$283,680	$205,833
Accounts receivable:
Billed receivables	381,464	352,411
Unbilled receivables	248,462	233,307
Allowance for doubtful accounts and unbilled services	(144,825)	(109,273)

Accounts receivable, net	485,101	476,445
Current portion of notes receivable	27,208	33,093
Prepaid expenses and other current assets	60,852	61,800
Current portion of deferred tax assets	27,332	26,690

Total current assets	884,173	803,861
Property and equipment, net of accumulated depreciation	82,163	79,007
Goodwill	1,211,689	1,218,733
Other intangible assets, net of amortization	77,034	97,148
Notes receivable, net of current portion	122,149	108,298
Other assets	53,319	57,900

Total assets	$2,430,527	$2,364,947

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$99,494	$126,886
Accrued compensation	220,959	222,738
Current portion of long-term debt	11,000	6,014
Billings in excess of services provided	35,639	28,692

Total current liabilities	367,092	384,330
Long-term debt, net of current portion	700,000	711,000
Deferred income taxes	161,932	137,697
Other liabilities	98,757	89,661

Total liabilities	1,327,781	1,322,688

Commitments and contingent liabilities (notes 7 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 41,181 (2014) and 40,526 (2013)	412	405
Additional paid-in capital	393,174	362,322
Retained earnings	789,428	730,621
Accumulated other comprehensive loss	(80,268)	(51,089)

Total stockholders’ equity	1,102,746	1,042,259

Total liabilities and stockholders’ equity	$2,430,527	$2,364,947

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$1,756,212	$1,652,432	$1,576,871

Operating expenses
Direct cost of revenues	1,144,757	1,042,061	980,532
Selling, general and administrative expenses	433,845	394,681	378,016
Special charges	16,339	38,414	29,557
Acquisition-related contingent consideration	(1,676)	(10,869)	(3,064)
Amortization of other intangible assets	15,521	22,954	22,407
Goodwill impairment charge	—	83,752	110,387

	1,608,786	1,570,993	1,517,835

Operating income	147,426	81,439	59,036

Other income (expense)
Interest income and other	4,670	1,748	5,659
Interest expense	(50,685)	(51,376)	(56,731)
Loss on early extinguishment of debt	—	—	(4,850)

	(46,015)	(49,628)	(55,922)

Income before income tax provision	101,411	31,811	3,114
Income tax provision	42,604	42,405	40,100

Net income (loss)	$58,807	$(10,594)	$(36,986)

Earnings (loss) per common share — basic	$1.48	$(0.27)	$(0.92)

Earnings (loss) per common share — diluted	$1.44	$(0.27)	$(0.92)

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $0, $0 and $654 for the years ended December 31, 2014, 2013 and 2012, respectively	(29,179)	(9,720)	15,023

Other comprehensive income (loss), net of tax	(29,179)	(9,720)	15,023

Comprehensive income (loss)	$29,628	$(20,314)	$(21,963)

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2011	41,484	$415	$383,978	$778,201	$(56,392)	$1,106,202

Net income (loss)	—	—	—	(36,986)	—	(36,986)
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	15,023	15,023
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $994	328	4	7,039	—	—	7,043
Restricted share grants, less net settled shares of 178	443	4	(6,389)	—	—	(6,385)
Stock units issued under incentive compensation plan	—	—	3,079	—	—	3,079
Business combinations	181	2	1,033	—	—	1,035
Reacquisition of equity component of convertible debt	—	—	(108)	—	—	(108)
Purchase and retirement of common stock	(1,681)	(17)	(50,015)	—	—	(50,032)
Share-based compensation	—	—	29,361	—	—	29,361

Balance December 31, 2012	40,755	$408	$367,978	$741,215	$(41,369)	$1,068,232

Net income (loss)	—	—	—	(10,594)	—	(10,594)
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(9,720)	(9,720)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $1,051	1,278	13	34,966	—	—	34,979
Restricted share grants, less net settled shares of 178	369	3	(6,340)	—	—	(6,337)
Stock units issued under incentive compensation plan	—	—	3,005	—	—	3,005
Business combinations	81	1	(1,306)	—	—	(1,305)
Purchase and retirement of common stock	(1,957)	(20)	(71,110)	—	—	(71,130)
Share-based compensation	—	—	35,129	—	—	35,129

Balance December 31, 2013	40,526	$405	$362,322	$730,621	$(51,089)	$1,042,259

Net income	—	—	—	58,807	—	58,807
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(29,179)	(29,179)
Issuance of common stock in connection with:
Exercise of options, net of income tax expense from share-based awards of $1,451	413	4	9,895	—	—	9,899
Restricted share grants, less net settled shares of 188	242	3	(6,511)	—	—	(6,508)
Stock units issued under incentive compensation plan	—	—	1,674	—	—	1,674
Non-employee vesting of stock options	—	—	2,951	—	—	2,951
Share-based compensation	—	—	22,843	—	—	22,843

Balance December 31, 2014	41,181	412	393,174	789,428	(80,268)	1,102,746

See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$58,807	$(10,594)	$(36,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,126	32,638	33,919
Amortization and impairment of other intangible assets	15,521	22,954	22,586
Goodwill impairment charge	—	83,752	110,387
Acquisition-related contingent consideration	(1,676)	(10,869)	(3,064)
Provision for doubtful accounts	18,252	13,335	14,179
Non-cash share-based compensation	22,848	35,129	29,361
Non-cash interest expense and loss on extinguishment of debt	2,691	2,699	9,824
Other	(522)	(1,582)	(488)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(43,072)	(56,290)	(3,691)
Notes receivable	(18,253)	(7,544)	(25,730)
Prepaid expenses and other assets	10,733	(6,784)	(1,895)
Accounts payable, accrued expenses and other	980	8,505	(12,458)
Income taxes	15,283	7,963	(6,816)
Accrued compensation	11,106	82,917	(21,074)
Billings in excess of services provided	7,577	(2,958)	12,134

Net cash provided by operating activities	135,401	193,271	120,188

Investing activities
Payments for acquisition of businesses, net of cash received	(23,467)	(55,498)	(62,893)
Purchases of property and equipment	(39,256)	(42,544)	(27,759)
Other	5,128	(5,049)	246

Net cash used in investing activities	(57,595)	(103,091)	(90,406)

Financing activities
Payments of long-term debt and capital lease obligations	(6,014)	(6,021)	(377,859)
Issuance of debt securities, net	—	—	292,608
Deposits	13,071	—	—
Purchase and retirement of common stock	(4,367)	(66,763)	(50,032)
Net issuance of common stock under equity compensation plans	4,772	29,392	1,598
Other	(1,132)	263	(4,561)

Net cash provided by (used in) financing activities	6,330	(43,129)	(138,246)

Effect of exchange rate changes on cash and cash equivalents	(6,289)	1,997	826

Net increase (decrease) in cash and cash equivalents	77,847	49,048	(107,638)
Cash and cash equivalents, beginning of period	205,833	156,785	264,423

Cash and cash equivalents, end of period	$283,680	$205,833	$156,785

Supplemental cash flow disclosures
Cash paid for interest	$48,169	$48,156	$57,082
Cash paid for income taxes, net of refunds	27,326	35,074	46,918
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	—	2,883	5,193
Issuance of stock units under incentive compensation plans	1,674	3,005	3,079
Unsettled repurchase and retirement of common stock	—	(4,367)	—

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

Accounting Principles

Our financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of FTI Consulting and all of our subsidiaries. All intercompany transactions and balances have been eliminated. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

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

1.	Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates as work is performed. In some cases, time-and-expense arrangements are subject to a cap, in which case we assess work performed on a periodic basis to ensure that the cap has not been exceeded.

2.	In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenue is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

3.	In performance-based or contingent billing arrangements, fees are tied to the attainment of contractually defined objectives. Often this type of arrangement supplements a time-and-expense or fixed-fee engagement, where payment of a performance-based fee is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

4.	In our Technology segment, unit-based revenues are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. We also generate certain revenue from software licenses and maintenance. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the acceptance provisions lapse. Revenues from hosting fees are recognized ratably over the term of the hosting agreement. We have certain arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are accounted for in accordance ASC 605-25, Multiple-Element Arrangements, and recognized pursuant to the criteria described above.

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

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes depreciation expense on the equipment of our Technology segment that is used to host and process client information. Direct cost of revenues does not include an allocation of overhead costs.

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

The fair value of restricted stock is measured based on the closing price of the underlying stock on the dates of grant. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period. We consider each performance period separately, based upon our determination of whether it is probable that the performance target will be achieved. At each reporting period, we reassess the probability of achieving the performance targets. If a performance target is not met, no compensation cost is ultimately recognized against that target, and, to the extent previously recognized, compensation expense is reversed.

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

Research and Development

Research and development costs related to software development are expensed as incurred. Development activities involve a plan or design for the production of new or substantially improved products. When we have determined that technological feasibility for our software products is reached, costs related to the project are capitalized until such products are available for general release to customers as discussed in “Capitalized Software to be Sold, Leased or Otherwise Marketed.” Research and development costs related to software development totaled $19.3 million, $15.8 million, and $20.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income (Loss).

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $20.7 million for each of the years ended December 31, 2014 and December 31, 2013, and $21.8 million for the year ended December 31, 2012.

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

Restricted Cash

We classify cash that is restricted as to usage or withdrawal as restricted cash, which is included in “Prepaid assets and other current assets” on our Consolidated Balance Sheets. Restricted cash is typically held in short-term interest-bearing accounts until disbursed. Restricted cash totaled $0.3 million and $0.9 million at December 31, 2014 and 2013, respectively.

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

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income (Loss), and totaled $18.3 million, $13.3 million, and $14.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Notes Receivable from Employees

Notes receivable due from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing service to the Company on the forgiveness date, and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest, except, in most cases, if the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans over the loan forgiveness period which ranges from a period of one to ten years. The amount of expense recognized at any date must at least equal the portion of the principal forgiven on the forgiveness date.

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

Capitalized Software to be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $13.4 million and $12.9 million at December 31, 2014 and 2013, respectively. Amortization expense for capitalized software costs were $6.7 million, $5.8 million, and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements such as tenant improvement allowances, cash inducements, and rent abatements are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent at December 31, 2014 and 2013 totaled $42.0 million and $41.0 million, respectively.

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

2. New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is evaluating which transition approach to use and the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

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

	Year Ended December 31,
	2014	2013	2012
Numerator — basic and diluted
Net income (loss)	$58,807	$(10,594)	$(36,986)

Denominator
Weighted average number of common shares outstanding — basic	39,726	39,188	40,316
Effect of dilutive stock options	375	—	—
Effect of dilutive restricted shares	628	—	—

Weighted average number of common shares outstanding — diluted	40,729	39,188	40,316

Earnings (loss) per common share — basic	$1.48	$(0.27)	$(0.92)

Earnings (loss) per common share — diluted	$1.44	$(0.27)	$(0.92)

Antidilutive stock options and restricted shares	2,967	4,363	4,943

4. Special Charges

During the year ended December 31, 2014, we recorded special charges as a separate line within operating income in our Consolidated Statements of Income (Loss) totaling $16.3 million. The special charges consisted of:

•

$6.1 million contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments, related to the departures of the Company’s former Chief Financial Officer, former Executive Vice President and Chairman of North America, former Chairman of the EMEA region, and former Executive Vice President, General Counsel and Chief Risk Officer;

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

The following table details the special charges by segment:

	For the years ended December 31,
	2014	2013	2012
Corporate Finance/Restructuring	$84	$10,274	$11,332
Forensic and Litigation Consulting	308	2,111	8,276
Economic Consulting	12	11	991
Technology	19	16	3,114
Strategic Communications	3	66	4,712

	426	12,478	28,425
Unallocated Corporate	15,913	25,936	1,132

Total	$16,339	$38,414	$29,557

The total cash outflow associated with the 2014, 2013 and 2012 special charges is expected to be $65.2 million, of which $46.6 million has been paid as of December 31, 2014. Approximately $6.9 million is expected to be paid in 2015, $3.2 million is expected to be paid in 2016, $3.1 million is expected to be paid in 2017, $2.6 million is expected to be paid in 2018, and the remaining balance of $2.8 million will be paid from 2019 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liabilities for these costs for the years ended December 31, 2014 and 2013 is as follows:

	Employee Termination Costs	Lease Termination Costs	Total
Balance December 31, 2012	$6,696	$8,517	$15,213
Additions	23,669	690	24,359
Payments	(9,995)	(3,111)	(13,106)
Foreign currency translation adjustment and other	(405)	—	(405)

Balance December 31, 2013	$19,965	$6,096	$26,061

Additions	7,260	9,580	16,840
Payments	(13,390)	(10,822)	(24,212)
Foreign currency translation adjustment and other	(76)	—	(76)

Balance December 31, 2014	$13,759	$4,854	$18,613

5. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income (Loss).

	Year Ended December 31,
	2014	2013	2012
Interest income	$5,853	$5,439	$6,350
Foreign exchange transaction gains (losses), net	(2,830)	(2,326)	250
Other	1,647	(1,365)	(941)

Interest income and other	$4,670	$1,748	$5,659

6. Share-Based Compensation

Share-Based Incentive Compensation Plans

Under the Company’s 2009 Omnibus Incentive Compensation Plan (“2009 Omnibus Plan”), we are authorized to issue up to 6,000,000 shares of common stock, of which no more than 5,400,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2014, 445,861 shares of common stock were available for grant under our 2009 Omnibus Plan, all of which may be granted as share-based awards.

On July 30, 2014, the Company issued 148,944 option and 41,624 restricted share awards as a material inducement to certain executives to accept offers of employment. These awards are being made outside of the Company’s shareholder approved equity compensation plans but are generally subject to the same terms and conditions as apply to awards granted under the 2009 Omnibus Plan.

On April 1, 2014, certain executive officers of the Company were granted 234,536 cash-settled awards under the Company’s 2014 executive officer long-term incentive program. These awards include 97,752 cash-settled stock appreciation rights (the “Executive SARs”) and 36,851 cash-settled units, which vest pro rata on the first through third anniversaries of the date of grant, and 99,933 cash-settled performance units. The cash-settled performance units are subject to performance conditions based on the adjusted total shareholder return of the

Company as compared to the adjusted total shareholder return of the adjusted S&P 500 for the three-year period ending March 31, 2017. As these awards will be settled in cash, they have been recorded as liabilities and are included in “Other Liabilities” on the Company’s Condensed Consolidated Balance Sheet at fair value. Subsequent changes in the fair value of these awards will be included in the related share-based compensation expense recorded over the vesting period. During the year ended December 31, 2014, 49,360 Executive SARs, 18,607 cash-settled units and 50,461 cash-settled performance units were forfeited prior to the completion of the vesting requirements. As of December 31, 2014, the liability for these awards was $0.7 million and there was $2.0 million of unrecognized compensation cost related to the 2014 executive officer long-term incentive program.

For the years ended December 31, 2014 and 2013, respectively, a total of 18,496 and 49,740 cash-settled awards were made to employees in certain foreign countries. As of December 31, 2014, there was $2.2 million of unrecognized compensation cost related to unvested cash-based awards to foreign employees.

For the years ended December 31, 2013 and 2012, respectively, a total of 111,000 and 67,596 restricted stock units were awarded, subject to performance conditions that include return on equity targets and total shareholder return of the Company as compared to the adjusted shareholder return of the adjusted S&P 500. As of December 31, 2014, these awards have either been forfeited or are not expected to vest based on the performance conditions.

Share-Based Compensation Expense

The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
Income Statement Classification	Options (1)	Restricted Shares (2)(3)	Options (1)	Restricted Shares (2)(3)	Options (1)	Restricted Shares (2)(3)
Direct cost of revenues	$5,404	$8,951	$6,807	$9,181	$6,012	$10,000
Selling, general and administrative expense	1,783	8,508	1,849	10,053	1,836	10,347
Special charges (4)	(126)	(990)	1,482	5,938	584	230

Share-based compensation expense before income taxes	7,061	16,469	10,138	25,172	8,432	20,577
Income tax benefit	2,698	6,490	4,101	9,094	3,104	6,870

Share-based compensation, net of income taxes	$4,363	$9,979	$6,037	$16,078	$5,328	$13,707

(1)	Includes options and cash-settled stock appreciation rights.
(2)	Includes restricted share awards and performance and market condition restricted share units.
(3)	Includes cash-settled restricted stock units.
(4)

Special charges of $0.2 million equity award expense acceleration and $0.1 million option expense acceleration are net of forfeitures of $1.2 million and $0.2 million, respectively, for the year ended December 31, 2014. (See Note 4 to the Consolidated Financial Statements for information related to the special charges).

Stock Options

We use the Black-Scholes option-pricing model to value our option grants using the assumptions in the following table:

	Year Ended December 31,
	2014	2013	2012
Assumptions
Risk-free interest rate	0.99% – 1.94%	0.77% – 1.71%	0.54% – 1.11%
Dividend yield	0%	0%	0%
Expected term	3 – 6 years	5 – 6 years	4 – 6 years
Stock price volatility	31.05% – 37.60%	37.30% – 38.27%	37.94% – 40.04%

The following table summarizes the option activity under our Equity Compensation Plans as of and for the year ended December 31, 2014. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	4,357	$37.68
Options granted	611	$32.94
Options exercised	(470)	$27.95
Options forfeited	(158)	$38.61

Options outstanding, December 31, 2014	4,340	$38.03	5.4	$17,979

Options exercisable, December 31, 2014	2,496	$39.95	3.7	$10,915

Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $11.3 million, $35.7 million and $7.9 million, respectively. The actual tax benefit realized from stock options exercised totaled $1.9 million, $5.5 million and $1.4 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $4.4 million, $15.1 million and $3.1 million, respectively.

The table below reflects the weighted-average grant date fair value per share of stock options and restricted shares and stock units awarded during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average fair value of grants
Stock options	$10.77	$13.15	$12.99
Restricted shares	$32.87	$36.31	$36.55

Following is a summary of the status of stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Shares	Weighted- Average Exercise Price
$19.00 – $29.19	901	$27.06	2.3	811	$26.92
$29.75 – $34.62	908	$32.28	8.2	147	$33.22
$35.18 – $37.83	919	$36.73	6.6	329	$36.81
$37.95 – $43.27	913	$40.61	5.9	533	$40.53
$44.47 – $70.55	699	$57.99	3.2	676	$58.13

	4,340			2,496

As of December 31, 2014, there was $11.1 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted-average period of 2.6 years.

Restricted Share Awards

A summary of our unvested restricted share activity during the year ended December 31, 2014 is presented below. The fair value of unvested restricted share awards is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value
Unvested restricted share awards outstanding, December 31, 2013	1,244	$37.14
Restricted share awards granted	422	$33.31
Restricted share awards vested	(598)	$36.61
Restricted share awards forfeited	(36)	$34.84

Unvested restricted share awards outstanding, December 31, 2014	1,032	$35.96

As of December 31, 2014, there was $17.2 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted-average period of 3.2 years. The total fair value of restricted share awards that vested during the years ended December 31, 2014, 2013 and 2012 was $20.5 million, $17.9 million, and $16.9 million, respectively.

Restricted Stock Units

A summary of our Restricted Stock Units activity during the year ended December 31, 2014 is presented below. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2014. The fair value of Restricted Stock Units is determined based on the closing market price per share of our common stock on the grant date.

	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Restricted Stock Units outstanding, December 31, 2013	980	$37.54
Restricted Stock Units granted	86	$30.71
Restricted Stock Units released	(47)	$37.78
Restricted Stock Units forfeited	(243)	$36.75

Restricted Stock Units outstanding, December 31, 2014	776	$37.00	$29,965

The intrinsic value of Restricted Stock Units released reflects the market value of our common stock on the date of release. The total intrinsic value of Restricted Stock Units released was $1.7 million, $4.7 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $1.1 million of unrecognized compensation cost related to unvested Restricted Stock Units. That cost is expected to be recognized ratably over a weighted-average period of 1.7 years. The total fair value of Restricted Stock Units that vested during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $4.6 million, and $4.0 million, respectively.

7. Acquisitions

2014 Acquisitions

During the fourth quarter of 2014, we acquired one business for total consideration of $8.3 million, and we recorded $1.6 million in identifiable intangible assets and $7.2 million in goodwill.

2013 Acquisitions

During 2013, we acquired six businesses for initial consideration of $51.0 million.

For acquisitions completed during the year ended December 31, 2013, we recorded $12.6 million in contingent consideration, $17.2 million in identifiable intangible assets and $38.9 million in goodwill. Certain of the purchase price allocations were preliminary as of December 31, 2013. For these acquisitions, we recorded $4.7 million of acquisition-related contingent consideration, $9.5 million of identifiable intangible assets, $1.2 million of deferred tax liabilities and $10.1 million of goodwill. We subsequently finalized the purchase price allocations in 2014, and recorded immaterial adjustments.

2012 Acquisitions

During 2012, we acquired three businesses for total consideration of $41.6 million, which included $37.2 million in cash and stock and contingent consideration with an initial fair value of $4.5 million. We recorded $5.8 million of identified intangible assets and $28.4 million of goodwill.

8. Concentrations of Risk

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2014, we derived approximately 28% of our revenues from non-U.S. sources. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. We do not have a single customer that represents ten percent or more of our consolidated revenues.

9. Balance Sheet Details

	December 31,
	2014	2013
Prepaid expenses and other current assets
Prepaid expenses	$29,566	$30,906
Other current assets	7,993	18,540
Income tax receivable	23,293	12,354

	$60,852	$61,800

Accounts payable, accrued expenses and other
Accounts payable	$9,119	$14,467
Accrued expenses	53,298	53,164
Accrued contingent consideration	896	21,034
Accrued interest payable	9,304	9,479
Accrued taxes payable	12,191	9,323
Other current liabilities	14,686	19,419

	$99,494	$126,886

10. Financial Instruments

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable, long-term receivables and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2014 and 2013, based on the short-term nature of the assets and liabilities. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”) at December 31, 2014. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2014 and 2013:

	December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Acquisition-related contingent consideration, including current portion (1)	$6,338	$6,338	$13,329	$13,329
Long-term debt, including current portion	711,000	735,000	717,000	752,750

Total	$717,338	$741,338	$730,329	$766,079

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other.” The long-term portion is included in “Other liabilities.”

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

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration are our measures of the future profitability and related cash flows and discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement. The fair value of the contingent consideration is reassessed at each reporting period by the Company based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period and is included within the “Acquisition-related contingent considerations” line in the Consolidated Statements of Comprehensive Income (Loss).

During the years ended December 31, 2014, 2013, and 2012, management determined that the fair value of certain contingent consideration liabilities had declined. This remeasurement of the contingent consideration was based on management’s probability-adjusted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted results. The resulting reduction in the liability was recorded as income during the years ended December 31, 2014, 2013 and 2012, of $2.7 million, $13.6 million and $5.2 million, respectively.

Accretion expense for acquisition-related contingent consideration totaled $1.0 million, $2.7 million and $2.2 million for years ended December 31, 2014, 2013 and 2012, respectively, and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income (Loss).

The following table represents the change in the acquisition-related contingent consideration liability during the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Beginning balance	$13,329	$16,426
Acquisition (1)	(4,495)	8,993
Accretion of acquisition-related contingent consideration (2)	1,047	2,686
Remeasurement of acquisition-related contingent consideration (2)	(2,722)	(13,555)
Payments	(813)	(401)
Unrealized gains related to currency translation in other comprehensive income	(8)	(820)

Ending balance	$6,338	$13,329

(1)	Includes adjustments during the purchase price allocation period.
(2)

Includes adjustments to fair value related to accretion and remeasurement of contingent consideration which are recorded in “Acquisition-related contingent consideration” on the Consolidated Statements of Comprehensive Income (Loss).

11. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
Leasehold improvements	$78,129	$65,742
Construction in progress	7,305	18,477
Furniture and equipment	35,952	36,394
Computer equipment and software	100,484	97,390

	221,870	218,003
Accumulated depreciation and amortization	(139,707)	(138,996)

Property and equipment, net	$82,163	$79,007

Depreciation expense totaled $28.5 million, $26.8 million and $30.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

12. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance December 31, 2012:
Goodwill	469,050	198,957	247,718	118,035	336,662	1,370,422
Accumulated goodwill impairment	—	—	—	—	(110,387)	(110,387)

Goodwill, net December 31, 2012	$469,050	$198,957	$247,718	$118,035	$226,275	$1,260,035

Acquisitions (1)	18,713	10,979	945	—	4,961	35,598
Contingent consideration (2)	437	—	14,530	—	—	14,967
Foreign currency translation adjustment and other	(7,019)	244	281	38	(1,659)	(8,115)
Intersegment transfers in/(out)	(31,471)	31,471	—	—	—	—
Goodwill impairment	—	—	—	—	(83,752)	(83,752)

Balance December 31, 2013:
Goodwill	449,710	241,651	263,474	118,073	339,964	1,412,872
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net December 31, 2013	449,710	241,651	263,474	118,073	145,825	1,218,733

Acquisitions (1)	—	(224)	7,150	—	—	6,926
Foreign currency translation adjustment and other	(3,644)	(3,254)	(727)	(106)	(6,239)	(13,970)

Balance December 31, 2014:
Goodwill	$446,066	$238,173	$269,897	$117,967	$333,725	$1,405,828
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net December 31, 2014	$446,066	$238,173	$269,897	$117,967	$139,586	$1,211,689

(1)	Includes adjustments during the purchase price allocation period.
(2)	Contingent consideration is related to business combinations consummated prior to January 1, 2009.

2014 Goodwill Impairment Test

For the 2014 annual goodwill impairment test performed as of October 1, 2014, we utilized the quantitative test for our six reporting units using a combination of appropriately weighted income and market approaches. The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average costs of capital. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values.

2013 Goodwill Impairment Test

In the third quarter of 2013, in addition to reduced levels of M&A activity, our Strategic Communications segment experienced pricing pressure for certain discretionary communications services, including initial public offering support services where there is volume but also increasing competition. These factors compressed segment margins and contributed to a change in the Company’s near-term outlook for this segment. As a result, we performed an interim impairment analysis with respect to the carrying value of goodwill in our Strategic Communications reporting unit in connection with the preparation of our financial statements for the quarter ended September 30, 2013. We concluded that the carrying values of the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $83.8 million goodwill impairment charge.

2012 Annual Goodwill Impairment Test

In connection with our 2012 annual goodwill impairment test, we concluded that the carrying value of the Strategic Communications reporting unit exceeded its implied fair value, resulting in a $110.4 million goodwill impairment charge.

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $15.5 million, $23.0 million, and $22.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Based solely on the amortizable intangible assets recorded at December 31, 2014, we estimate amortization expense to be $11.9 million in 2015, $10.7 million in 2016, $9.9 million in 2017, $8.3 million in 2018, $7.6 million in 2019 and an aggregate of $23.0 million in years after 2019. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

	Useful Life in Years	December 31, 2014		December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Customer relationships	1 to 15	$136,692	$69,472	$157,064	$73,977
Non-competition agreements	1 to 10	9,167	8,275	10,922	9,051
Software	3 to 10	3,594	613	40,095	33,625
Tradenames	1 to 2	378	37	485	365

		149,831	78,397	208,566	117,018
Unamortized intangible assets
Tradenames	Indefinite	5,600	—	5,600	—

		$155,431	$78,397	$214,166	$117,018

13. Notes Receivable from Employees

The table below summarizes the changes in the carrying amount of our notes receivable from employees as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Notes Receivable From Employees, outstanding	$141,391	$134,817
Notes granted	52,698	47,032
Repayments	(8,180)	(4,907)
Amortization Expense (1)	(32,070)	(35,064)
CTA and other	(4,482)	(487)

Total Notes receivable From Employees	149,357	141,391

Less current portion	(27,208)	(33,093)

Notes Receivable from Employees, net of current portion	$122,149	$108,298

(1)	Includes the accelerated recognition of amortization expense of $2.3 million in 2013 which is recorded in “Special Charges” on the Consolidated Statements of Comprehensive Income (Loss)

At December 31, 2014 and 2013 there were 311 and 340 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2014, 2013 and 2012 was $32.1 million, $35.1 million and $32.8 million, respectively.

14. Long-Term Debt

The components of the Company’s debt were as follows:

	December 31,
	2014	2013
6 3/4% senior notes due 2020	$400,000	$400,000
6% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	11,000	17,000
Other	—	14

Total debt	711,000	717,014
Less current portion	11,000	6,014

Long-term debt, net of current portion	$700,000	$711,000

6% Senior Notes Due 2022. The 2022 Notes have been registered with the SEC. Cash interest is payable semi-annually beginning on May 15, 2013 at a rate of 6% per year. The 2022 Notes will mature on November 15, 2022. The 2022 Notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 2022 Notes and the guarantees are our and the guarantors’ general unsecured senior obligations. The indebtedness evidenced by the 2022 Notes and the guarantees (i) rank equally in right of payment with all of FTI Consulting, Inc.’s and the guarantors’ existing and future senior indebtedness, (ii) rank senior in right of payment to any existing and future subordinated indebtedness, (iii) are effectively junior to all of FTI Consulting, Inc.’s and the guarantors’ secured debt, including borrowings under the Senior Bank Credit Facility (as defined below), to the extent of the value of the collateral securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other liabilities of any current and future non-guarantor subsidiaries (other than indebtedness and liabilities owed to FTI Consulting, Inc. or one of its guarantor subsidiaries).

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

The credit agreement governing our Senior Bank Credit Facility and the indentures governing our Notes contain covenants which limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell assets, guarantee obligations of other entities and our foreign subsidiaries, enter into hedging agreements, enter into transactions with affiliates or related persons and engage in any business other than consulting-related businesses. In addition, the credit agreement governing our Senior Bank Credit Facility includes financial covenants that require us to (i) not to exceed a maximum leverage ratio, (ii) not to exceed a maximum senior secured leverage ratio, and (iii) maintain a minimum fixed charge coverage ratio. At December 31, 2014, we were in compliance with all covenants as stipulated in the credit agreement governing our Senior Bank Credit Facility and the indentures governing our Notes. No borrowings were outstanding under the Senior Bank Credit Facility as of December 31, 2014 or December 31, 2013. However, $1.4 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2014 and December 31, 2013 for letters of credit.

Notes payable to shareholders of acquired businesses. In connection with our 2010 acquisition of FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group), we issued $35.0 million of notes to selling shareholders as part of the total consideration paid. These notes are unsecured and bear interest at 8% per annum. Payments of unpaid principal and interest are to be made annually on August 19, 2011 through August 19, 2015. The principal payments have been classified as either current or non-current based on the timing of the payments. At December 31, 2014, $24.0 million had been repaid.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. At December 31, 2014, substantially all of our domestic subsidiaries are guarantors of borrowings under our Senior Bank Credit Facility and our Notes in the amount of $700.0 million.

15. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $57.8 million, $60.7 million, and $57.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. For years subsequent to December 31, 2014, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $1.9 million in 2015, $1.9 million in 2016, $1.5 million in 2017, $1.2 million in 2018, $1.2 million in 2019 and $3.4 million thereafter are as follows:

Operating Leases
2015	$39,715
2016	40,762
2017	43,424
2018	35,929
2019	32,913
Thereafter	111,123

$303,866

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

16. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$14,088	$11,126
Accrued vacation and bonus	22,021	18,662
Deferred rent	15,036	16,119
Share-based compensation	18,617	21,843
Notes receivable from employees	23,158	26,036
State net operating loss carryforward & credits	3,558	2,454
Foreign net operating loss carryforward	8,040	6,024
Foreign tax credits	2,929	2,169
Future foreign tax credit asset	5,259	6,861
Deferred compensation	4,669	12,463
Other — net	9,583	9,090

Total deferred tax assets	126,958	132,847

Deferred tax liabilities:
Revenue recognition	(9,402)	(16,474)
Property, equipment and capitalized software	(4,142)	(6,523)
Goodwill and other intangible asset amortization	(233,572)	(210,656)

Total deferred tax liabilities	(247,116)	(233,653)

Valuation allowance	(14,442)	(10,201)

Net deferred tax assets (liabilities)	$(134,600)	$(111,007)

As of December 31, 2014, we have not provided for deferred taxes on $31.2 million of the undistributed non-U.S. subsidiary earnings that are considered permanently invested. If these earnings were distributed in the form of dividends or otherwise, the distributors would be subject to U.S. federal income tax of approximately $10.9 million.

At December 31, 2014 and 2013, the Company believed certain deferred tax assets principally associated with foreign net operating loss, foreign tax credit carryforwards, and other related foreign balance sheet accounts which can be carried forward for periods ranging from 20 years to indefinite, would expire unused based on updated forward-looking financial information. Therefore, valuation allowances of $14.4 million and $10.2 million were recorded against the Company’s net deferred tax assets at December 31, 2014 and 2013, respectively.

As of December 31, 2014, we have not recorded a $1.5 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries as the investment is considered permanent in duration.

The components of “Income before income tax provision” from continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$60,315	$32,498	$40,275
Foreign	41,096	(687)	(37,161)

	$101,411	$31,811	$3,114

The components of income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$288	$16,066	$21,172
State	4,681	6,673	6,268
Foreign	14,042	9,599	7,021

	19,011	32,338	34,461

Deferred
Federal	$21,657	$(1,094)	$7,553
State	2,309	(1,054)	(719)
Foreign	(373)	12,215	(1,195)

	23,593	10,067	5,639

Income tax provision	$42,604	$42,405	$40,100

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax expense at federal statutory rate	$35,494	$11,134	$1,090
State income taxes, net of federal benefit	3,494	3,270	3,607
Benefit from lower foreign tax rates	(4,154)	(5,214)	(5,357)
Non-deductible goodwill impairment	—	29,313	38,635
Valuation allowance on foreign tax credits & net operating loss carryforward	4,604	8,206	—
Other expenses not deductible for tax purposes	2,962	2,872	3,682
Changes in non-taxable contingent consideration	—	(2,777)	(1,151)
Other adjustments, net	204	(4,399)	(406)

	$42,604	$42,405	$40,100

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

Our liability for uncertain tax positions was $2.8 million and $2.9 million at December 31, 2014 and 2013, respectively. During the first quarter of 2014, the Company effectively settled certain prior year tax matters. As a result, the Company reversed approximately $1.2 million of its liability for uncertain tax positions. At December 31, 2014, our accrual for the payment of tax- related interest and penalties was not material. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution and closure of such examinations is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by approximately $1.7 million in the next 12 months.

17. Stockholders’ Equity

2012 stock repurchase program.

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $4.4 million was accrued and included in the Condensed Consolidated Balance Sheet, and $66.7 million was paid at December 31, 2013. In January 2014, we paid the balance due of $4.4 million on our 2013 share repurchases. No shares were repurchased during the year ended December 31, 2014. The 2012 Repurchase Program expired on June 5, 2014.

18. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI Consulting matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $9.7 million, $9.2 million and $8.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. We contributed to these plans $6.0 million, $5.3 million and $6.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three years ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Revenues
Corporate Finance/Restructuring	$391,115	$382,526	$394,719
Forensic and Litigation Consulting	483,380	433,632	407,586
Economic Consulting	451,040	447,366	391,622
Technology	241,310	202,663	195,194
Strategic Communications	189,367	186,245	187,750

Total revenues	$1,756,212	$1,652,432	$1,576,871

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$55,492	$67,183	$95,916
Forensic and Litigation Consulting	90,468	74,481	60,566
Economic Consulting	59,282	92,204	77,461
Technology	63,545	60,655	57,203
Strategic Communications	22,588	18,737	25,019

Total Adjusted Segment EBITDA	$291,375	$313,260	$316,165

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

	Year Ended December 31,
	2014	2013	2012
Total Adjusted Segment EBITDA	$291,375	$313,260	$316,165
Segment depreciation expense	(30,267)	(28,203)	(25,058)
Amortization of intangible assets	(15,521)	(22,954)	(22,407)
Special charges	(16,339)	(38,414)	(29,557)
Goodwill impairment charge	—	(83,752)	(110,387)
Unallocated corporate expenses, excluding special charges	(84,545)	(72,053)	(74,947)
Interest income and other	4,670	1,748	5,659
Interest expense	(50,685)	(51,376)	(56,731)
Loss on early extinguishment of debt	—	—	(4,850)
Remeasurement of acquisition-related contingent consideration	2,723	13,555	5,227

Income before income tax provision	$101,411	$31,811	$3,114

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets:

	December 31,
	2014	2013
Corporate Finance/Restructuring	$668,631	$669,027
Forensic and Litigation Consulting	430,759	444,850
Economic Consulting	493,694	487,549
Technology	214,866	208,612
Strategic Communications	250,194	267,884

Total segment assets	2,058,144	2,077,922
Unallocated corporate assets	372,383	287,025

Total assets	$2,430,527	$2,364,947

The table below details information on our revenues for the three years ended December 31, 2014. Revenues have been attributed to location based on the location of the legal entity generating the revenue:

	Year Ended December 31,
	2014	2013	2012
United States	$1,256,046	$1,208,978	$1,171,805
United Kingdom	232,281	194,614	179,643
All other foreign countries	267,885	248,840	225,423

Total revenue	$1,756,212	$1,652,432	$1,576,871

We do not have a single customer that represents ten percent or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets at December 31, 2014 and 2013 attributed to geographic location based on the location of the legal entity holding the assets:

	December 31, 2014			December 31, 2013
	United States	United Kingdom	All other foreign countries	United States	United Kingdom	All foreign countries
Property and equipment, net of accumulated depreciation	$50,914	$21,971	$9,278	$50,351	$16,931	$11,725
Net assets	$594,960	$226,019	$281,767	$504,963	$220,951	$316,345

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

Condensed Consolidating Balance Sheet Information as of December 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$171,090	$159	$112,431	$—	$283,680
Accounts receivable, net	153,495	162,032	169,574	—	485,101
Intercompany receivables	—	875,000	12,195	(887,195)	—
Other current assets	74,455	22,994	17,943	—	115,392

Total current assets	399,040	1,060,185	312,143	(887,195)	884,173
Property and equipment, net	33,864	17,050	31,249	—	82,163
Goodwill	559,318	416,053	236,318	—	1,211,689
Other intangible assets, net	29,807	18,432	53,357	(24,562)	77,034
Investments in subsidiaries	1,915,869	484,162	—	(2,400,031)	—
Other assets	61,025	78,388	36,055	—	175,468

Total assets	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Liabilities
Intercompany payables	$832,253	$14,197	$40,745	$(887,195)	$—
Other current liabilities	148,299	113,450	105,343	—	367,092

Total current liabilities	980,552	127,647	146,088	(887,195)	367,092
Long-term debt, net	700,000	—	—	—	700,000
Other liabilities	215,625	14,955	30,109	—	260,689

Total liabilities	1,896,177	142,602	176,197	(887,195)	1,327,781
Stockholders’ equity	1,102,746	1,931,668	492,925	(2,424,593)	1,102,746

Total liabilities and stockholders’ equity	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Condensed Consolidating Balance Sheet Information as of December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,943	$494	$93,396	$—	$205,833
Accounts receivable, net	154,357	162,505	159,583	—	476,445
Intercompany receivables	—	820,158	18,881	(839,039)	—
Other current assets	68,292	20,932	32,359	—	121,583

Total current assets	334,592	1,004,089	304,219	(839,039)	803,861
Property and equipment, net	31,304	19,047	28,656	—	79,007
Goodwill	559,820	408,903	250,010	—	1,218,733
Other intangible assets, net	33,746	19,534	72,221	(28,353)	97,148
Investments in subsidiaries	1,772,130	498,001	—	(2,270,131)	—
Other assets	75,561	56,949	33,688	—	166,198

Total assets	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Liabilities
Intercompany payables	$709,628	$74,813	$54,598	$(839,039)	$—
Other current liabilities	154,049	114,883	115,398	—	384,330

Total current liabilities	863,677	189,696	169,996	(839,039)	384,330
Long-term debt, net	700,000	11,000	—	—	711,000
Other liabilities	201,217	15,009	11,132	—	227,358

Total liabilities	1,764,894	215,705	181,128	(839,039)	1,322,688
Stockholders’ equity	1,042,259	1,790,818	507,666	(2,298,484)	1,042,259

Total liabilities and stockholders’ equity	$2,807,153	$2,006,523	$688,794	$(3,137,523)	$2,364,947

Condensed Consolidating Income (Loss) Statement for the Year Ended December 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$617,843	$1,002,571	$506,181	$(370,383)	$1,756,212
Operating expenses
Direct cost of revenues	401,451	778,648	334,015	(369,357)	1,144,757
Selling, general and administrative expenses	181,529	121,085	132,257	(1,026)	433,845
Special charges	15,227	30	1,082	—	16,339
Acquisition-related contingent consideration	(469)	(358)	(849)	—	(1,676)
Amortization of other intangible assets	4,235	2,702	12,375	(3,791)	15,521

	601,973	902,107	478,880	(374,174)	1,608,786

Operating income	15,870	100,464	27,301	3,791	147,426
Other (expense) income	(51,511)	(7,104)	12,600	—	(46,015)

Income (loss) before income tax provision	(35,641)	93,360	39,901	3,791	101,411
Income tax (benefit) provision	(14,981)	43,915	13,670	—	42,604
Equity in net earnings of subsidiaries	79,467	23,633	—	(103,100)	—

Net income (loss)	$58,807	$73,078	$26,231	$(99,309)	$58,807

Other comprehensive loss, net of tax:
Foreign currency translation adjustments including tax expense of $0	—	—	(29,179)	—	(29,179)

Other comprehensive loss, net of tax:	—	—	(29,179)	—	(29,179)

Comprehensive income (loss)	$58,807	$73,078	$(2,948)	$(99,309)	$29,628

Condensed Consolidating Income (Loss) Statement for the Year Ended December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$593,644	$985,398	$453,272	$(379,882)	$1,652,432
Operating expenses
Direct cost of revenues	382,066	745,227	292,214	(377,446)	1,042,061
Selling, general and administrative expenses	166,014	110,485	120,618	(2,436)	394,681
Special charges	34,338	112	3,964	—	38,414
Acquisition-related contingent consideration	416	653	(11,938)	—	(10,869)
Amortization of other intangible assets	4,504	10,211	11,472	(3,233)	22,954
Goodwill impairment charge	—	30,321	53,431	—	83,752

	587,338	897,009	469,761	(383,115)	1,570,993

Operating income (loss)	6,306	88,389	(16,489)	3,233	81,439
Other (expense) income	(61,461)	(5,947)	17,780	—	(49,628)

Income (loss) before income tax provision	(55,155)	82,442	1,291	3,233	31,811
Income tax (benefit) provision	(24,654)	53,543	13,516	—	42,405
Equity in net earnings of subsidiaries	19,907	(17,744)	—	(2,163)	—

Net (loss) income	$(10,594)	$11,155	$(12,225)	$1,070	$(10,594)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments including tax expense of $0	(60)	—	(9,660)	—	(9,720)

Other comprehensive loss, net of tax:	(60)	—	(9,660)	—	(9,720)

Comprehensive (loss) income	$(10,654)	$11,155	$(21,885)	$1,070	$(20,314)

Condensed Consolidating Income (Loss) Statement for the Year Ended December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$602,917	$949,545	$413,739	$(389,330)	$1,576,871
Operating expenses
Direct cost of revenues	389,619	713,305	261,936	(384,328)	980,532
Selling, general and administrative expenses	160,919	112,697	109,402	(5,002)	378,016
Special charges	19,026	4,738	5,793	—	29,557
Acquisition-related contingent consideration	91	—	(3,155)	—	(3,064)
Amortization of other intangible assets	5,611	9,927	10,167	(3,298)	22,407
Goodwill impairment charge	—	37,987	72,400	—	110,387

	575,266	878,654	456,543	(392,628)	1,517,835

Operating income (loss)	27,651	70,891	(42,804)	3,298	59,036
Other (expense) income	(65,698)	42,424	2,237	(34,885)	(55,922)

Income (loss) before income tax provision	(38,047)	113,315	(40,567)	(31,587)	3,114
Income tax (benefit) provision	(1,698)	47,623	(5,825)	—	40,100
Equity in net earnings of subsidiaries	(637)	(30,438)	—	31,075	—

Net (loss) income	$(36,986)	$35,254	$(34,742)	$(512)	$(36,986)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments including tax expense of $654	(654)	—	15,677	—	15,023

Other comprehensive income (loss), net of tax:	(654)	—	15,677	—	15,023

Comprehensive (loss) income	$(37,640)	$35,254	$(19,065)	$(512)	$(21,963)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(36,921)	$142,540	$29,782	$135,401

Investing activities
Payments for acquisition of businesses, net of cash received	(14,729)	(7,783)	(955)	(23,467)
Purchases of property and equipment and other	(12,738)	(13,080)	(13,438)	(39,256)
Other	139	—	4,989	5,128

Net cash used in investing activities	(27,328)	(20,863)	(9,404)	(57,595)

Financing activities
Payments of long-term debt and capital lease obligations	—	(6,000)	(14)	(6,014)
Deposits	—	—	13,071	13,071
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Net issuance of common stock under equity compensation plans	4,772	—	—	4,772
Other	366	(555)	(943)	(1,132)
Intercompany transfers	122,625	(115,457)	(7,168)	—

Net cash provided by (used in) financing activities	123,396	(122,012)	4,946	6,330

Effects of exchange rate changes on cash and cash equivalents	—	—	(6,289)	(6,289)

Net increase (decrease) in cash and cash equivalents	59,147	(335)	19,035	77,847
Cash and cash equivalents, beginning of year	111,943	494	93,396	205,833

Cash and cash equivalents, end of year	$171,090	$159	$112,431	$283,680

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(37,166)	$178,234	$52,203	$193,271

Investing activities
Payments for acquisition of businesses, net of cash received	(12,555)	(7,157)	(35,786)	(55,498)
Purchases of property and equipment and other	(4,296)	(17,507)	(20,741)	(42,544)
Other	45	—	(5,094)	(5,049)

Net cash used in investing activities	(16,806)	(24,664)	(61,621)	(103,091)

Financing activities
Payments of long-term debt and capital lease obligations	—	(6,000)	(21)	(6,021)
Purchase and retirement of common stock	(66,763)	—	—	(66,763)
Net issuance of common stock under equity compensation plans	29,392	—	—	29,392
Other	1,515	—	(1,252)	263
Intercompany transfers	135,108	(147,686)	12,578	—

Net cash provided by (used in) financing activities	99,252	(153,686)	11,305	(43,129)

Effects of exchange rate changes on cash and cash equivalents	—	—	1,997	1,997

Net increase (decrease) in cash and cash equivalents	45,280	(116)	3,884	49,048
Cash and cash equivalents, beginning of year	66,663	610	89,512	156,785

Cash and cash equivalents, end of year	$111,943	$494	$93,396	$205,833

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(63,218)	$172,578	$10,828	$120,188

Investing activities
Payments for acquisition of businesses, including contingent payments, net of cash received	(41,722)	—	(21,171)	(62,893)
Purchases of property and equipment	(8,310)	(15,689)	(3,760)	(27,759)
Other	246	—	—	246

Net cash used in investing activities	(49,786)	(15,689)	(24,931)	(90,406)

Financing activities
Payments of long-term debt and capital lease obligations	(377,810)	(49)	—	(377,859)
Issuance of debt securities, net	292,608	—	—	292,608
Purchase and retirement of common stock	(50,032)	—	—	(50,032)
Net issuance of common stock under equity compensation plans	1,598	—	—	1,598
Other	(2,441)	—	(2,120)	(4,561)
Intercompany transfers	154,564	(156,427)	1,863	—

Net cash provided by (used in) financing activities	18,487	(156,476)	(257)	(138,246)

Effects of exchange rate changes on cash and cash equivalents	—	—	826	826

Net (decrease) increase in cash and cash equivalents	(94,517)	413	(13,534)	(107,638)
Cash and cash equivalents, beginning of year	161,180	197	103,046	264,423

Cash and cash equivalents, end of year	$66,663	$610	$89,512	$156,785

21. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Revenues	425,552	454,324	451,178	425,158

Operating expenses
Direct cost of revenues	274,275	295,549	293,244	281,689
Selling, general and administrative expenses	108,387	107,032	102,461	115,965
Special charges	—	9,364	5,347	1,628
Acquisition-related contingent consideration	(1,843)	(5)	257	(85)
Amortization of other intangible assets	4,616	3,452	3,398	4,055

	385,435	415,392	404,707	403,252

Operating income	40,117	38,932	46,471	21,906
Interest income and other	1,003	1,448	1,014	1,205
Interest expense	(12,655)	(12,908)	(12,634)	(12,488)

Income before income tax provision	28,465	27,472	34,851	10,623
Income tax provision	10,348	10,225	12,329	9,702

Net income (loss)	18,117	17,247	22,522	921

Earnings (loss) per common share — basic	$0.46	$0.43	$0.57	$0.02

Earnings (loss) per common share — diluted	$0.45	$0.42	$0.55	$0.02

Weighted average common shares outstanding
Basic	39,438	39,681	39,789	39,991

Diluted	40,457	40,750	40,819	41,090

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Revenues	407,178	414,613	414,643	$415,998

Operating expenses
Direct cost of revenues	258,480	259,528	255,152	268,901
Selling, general and administrative expenses	96,647	96,325	94,513	107,196
Special charges	427	—	10,419	27,568
Acquisition-related contingent consideration	731	(7,452)	630	(4,778)
Amortization of other intangible assets	5,564	5,953	5,776	5,661
Goodwill impairment charge	—	—	83,752	—

	361,849	354,354	450,242	404,548

Operating income (loss)	45,329	60,259	(35,599)	11,450
Interest income and other	937	(387)	1,152	46
Interest expense	(12,715)	(13,071)	(12,814)	(12,776)

Income (loss) before income tax provision	33,551	46,801	(47,261)	(1,280)
Income tax provision	9,871	23,315	3,360	5,859

Net income (loss)	23,680	23,486	(50,621)	(7,139)

Earnings (loss) per common share — basic	$0.60	$0.60	$(1.29)	$(0.18)

Earnings (loss) per common share — diluted	$0.58	$0.58	$(1.29)	$(0.18)

Weighted average common shares outstanding
Basic	39,403	39,143	39,094	39,115

Diluted	40,620	40,293	39,094	39,115

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted-average number of common share outstanding during each quarterly period.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2014, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct, or Code of Ethics, which applies to our chairman of the board, president, chief executive officer, chief financial officer, corporate controller and our other financial professionals, as well as all our other executive officers, including chief strategy and information officer, chief human resources officer, executive vice president, general counsel and chief risk officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our president, chief executive officer, chief financial officer, corporate controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 2 Hamill Road, North Building, Baltimore, Maryland 21210.

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
		Consolidated Balance Sheets — December 31, 2014 and 2013
		Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013 and 2012
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise provided.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions			Balance at End of Period
		Charged to Expense	Charged to Other Accounts*	Deductions**
Year Ended December 31, 2014
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$109,273	$18,252	$35,423	$18,123	$144,825

Valuation allowance for deferred tax asset	$10,201	$4,241	$—	$—	$14,442

Year Ended December 31, 2013
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$94,048	$13,335	$20,463	$18,573	$109,273

Valuation allowance for deferred tax asset	$1,939	$8,262	$—	$—	$10,201

Year Ended December 31, 2012
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$80,096	$14,179	$13,054	$13,281	$94,048

Valuation allowance for deferred tax asset	$886	$1,053	$—	$—	$1,939

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the Securities and Exchange Commission on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as Amended and Restated on June 1, 2011. (Filed with the Securities and Exchange Commission on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4	Amendment No. 1 to Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
3.5	Amendment No. 2 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the SEC on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

4.1	Indenture, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, relating to FTI Consulting, Inc.’s 6 3/4% Senior Notes due 2020. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.2	Form of 6 3/4% Senior Notes due 2020 (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.3	Form of Notation of Guarantee (included in Exhibit 4.35). (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated September 27, 2010, among FTI Consulting, Inc., the guarantors party thereto and Banc of America Securities LLC. (Filed with the Securities and Exchange Commission on September 27, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 28, 2010 and incorporated herein by reference.)

4.5	First Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of July 10, 2012, by and among FTI Consulting, Inc., the other Guarantors, Sports Analytics LLC, a Maryland limited liability company, and Wilmington Trust Company, as trustee. (Filed with the Securities and Exchange Commission on November 8, 2012 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

4.6	Indenture, dated as of November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to FTI Consulting, Inc.’s 6.0% Senior Notes due 2022. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.7	Form of Notation of Guarantee of 6.0% Senior Notes due 2022 (included in Exhibit 4.2 to the Indenture, dated as of November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, relating to FTI Consulting, Inc.’s 6.0% Senior Notes due 2022 filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.8	Registration Rights Agreement, dated November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and J.P. Morgan Securities LLC. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.9	Second Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of May 15, 2013, by and among FTI Consulting, Inc., FTI Consulting (Government Affairs) LLC, FTI Consulting Realty LLC and Wilmington Trust Company, as trustee. (Filed with Securities and Exchange Commission on May 22, 2013 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 dated May 22, 2013 and incorporate herein by reference.)

Exhibit Number	Description of Exhibits
4.10	First Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of May 15, 2013, by and among FTI Consulting, Inc., FTI Consulting (Government Affairs) LLC, FTI Consulting Realty LLC and U.S. Bank National Association, as trustee. (Filed with Securities and Exchange Commission on May 22, 2013 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 dated May 22, 2013 and incorporate herein by reference.)

4.11	Third Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of August 16, 2013, by and among FTI Consulting, Inc., FTI Consulting Acuity LLC and Wilmington Trust Company, as trustee. (Filed with Securities and Exchange Commission on November 8, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013 and incorporate herein by reference.)

4.12	Second Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of August 16, 2013, by and among FTI Consulting, Inc., FTI Consulting Acuity LLC and U.S. Bank National Association, as trustee. (Filed with Securities and Exchange Commission on November 8, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013 and incorporate herein by reference.)

4.13†	Fourth Supplemental Indenture relating to the 6 3/4% Senior Notes due 2020, dated as of December 5, 2014, by and among FTI Consulting, Inc., FTI Consulting Platt Sparks LLC, WDScott (US) Inc. and Wilmington Trust Company, as trustee.

4.14†	Third Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of December 5, 2014, by and among FTI Consulting, Inc., FTI Consulting Platt Sparks LLC, WDScott (US) Inc. and U.S. Bank National Association, as trustee.

10.1 *	Employment Agreement dated as of November 5, 2002, between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 27, 2003 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.2 *	Employment Agreement dated September 20, 2004 between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.3 *	Restricted Stock Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.4 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Dennis J. Shaughnessy dated October 18, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed and incorporated herein by reference.)

10.5 *	Amendment dated September 23, 2004 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 9, 2004 and incorporated herein by reference.)

10.6 *	Restricted Stock Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated September 23, 2004. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.7 *	FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.8 *	Form of Incentive Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.9 *	Form of Restricted Stock Agreement used with 2004 Long-Term Incentive Plan, as amended. (Filed with the Securities and Exchange Commission on November 9, 2004 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.10 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of October 28, 2004. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 24, 2005 and incorporated herein by reference.)

10.11 *	Incentive Stock Option Agreement between FTI Consulting, Inc. and Jack B. Dunn, IV, dated as of February 17, 2005. (Filed with the Securities and Exchange Commission on February 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 24, 2005 and incorporated herein by reference.)

10.12 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan established effective April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.13 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.14 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.15 *	Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Unit Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.16 *	Form of Nonqualified Stock Option Agreement used with 2004 Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on January 13, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4/A and incorporated herein by reference.)

10.17 *	Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.18 *	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.19 *	Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.20 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.21 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.22 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.23 *	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.24 *	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.25 *	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.26 *	FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.27 *	Offer Letter dated May 17, 2005 to and accepted by David G. Bannister. (Filed with the Securities and Exchange Commission on June 9, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 6, 2006 and incorporated herein by reference.)

10.28 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, Amended and Restated Effective October 25, 2006. (Filed with the Securities and Exchange Commission on October 26, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated October 25, 2006 and incorporated herein by reference.)

10.29 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix II: Australian Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.30 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.31 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.32 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.33 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.34 *	FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

10.35 *	Amendment No. 1 made and entered into as of April 23, 2007 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on April 26, 2007 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 23, 2007 and incorporated herein by reference.)

10.36 *	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.38 *	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.39 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.40 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.41 *	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.42 *	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.43 *	Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.44 *	Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.45 *	FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.46 *	Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.47 *	Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as amended and restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.48 * **	Amendment No. 2 effective as of August 11, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.49 *	Amendment No. 3 as of December 31, 2008 to the Employment Agreement dated November 5, 2002 between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.50 *	Amendment No. 2 as of December 31, 2008 to the Employment Agreement dated as of September 20, 2004, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.51 *	Employment Letter dated as of December 31, 2008 to and accepted by Roger Carlile. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.52 *	Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.53 *	Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.54 *	Amendment No. 1 dated March 31, 2009 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan (Amended and Restated Effective as of February 20, 2008). (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.55 * **	Amendment No. 3 to Employment Agreement made and entered into as of January 2, 2009 by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on May 5, 2009 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.)

10.56 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement and incorporated herein by reference.)

10.57 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.58 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.59 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.60 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.61 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.62 *	Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.63 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)

10.64 *	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan [as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

10.65 *	Offer Letter, as amended, dated March 23, 2010, between FTI Consulting, Inc. and Eric B. Miller. (Filed with the Securities and Exchange Commission on May 6, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.)

10.66 *	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.67 *	Amendment No. 4 dated as of June 2, 2010 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.68 *	Amendment dated June 2, 2010 to Offer Letter dated May 17, 2005 to David G. Bannister. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.69 *	Amendment dated June 2, 2010 to Employment Letter dated December 31, 2008 to Roger D. Carlile. (Filed with the Securities and Exchange Commission on June 8, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 2, 2010 and incorporated herein by reference.)

10.70 *	Second Amended Offer Letter dated June 2, 2010 to Eric B. Miller. (Filed with the Securities and Exchange Commission on August 5, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.71 *	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.72 *	Amendment No. 5 dated as of February 23, 2011 to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on March 25, 2011 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (333-173096) and incorporated herein by reference.)

10.73 *	FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 18, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.77 *	Amendment No. 6 dated as of December 13, 2011, to Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on December 15, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2011 and incorporated herein by reference.)

10.78 *	Amendment No. 6 dated as of April 5, 2012, to Employment Agreement dated as of November 5, 2002, as amended, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on April 10, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated April 4, 2012 and incorporated herein by reference.)

10.79 **	Credit Agreement, dated as of November 27, 2012, among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.80 **	Security Agreement, dated as of November 27, 2012, by and among grantors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.81 **	Pledge Agreement, dated as of November 27, 2012, by and among pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

10.82 *	Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.83 *	Amendment No. 7 dated December 13, 2013 to the Employment Agreement dated as of September 20, 2004, as amended, by and between FTI Consulting, Inc. and Dennis J. Shaughnessy. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.84 *	Separation Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Jack B. Dunn, IV. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.85*	Amendment No. 1 to the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on February 24, 2014 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K dated December 13, 2013 and incorporated herein by reference.)

10.86 *	Retention Bonus Letter Agreement dated January 15, 2014 by and between FTI Consulting, Inc. and David G. Bannister. (Filed with the Securities and Exchange Commission on February 20, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 18, 2014 and incorporated herein by reference.)

10.87 *	Retention Bonus Letter Agreement dated January 15, 2014 by and between FTI Consulting, Inc. and Roger C. Carlile. (Filed with the Securities and Exchange Commission on February 20, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 18, 2014 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.88 *	Retention Bonus Letter Agreement dated January 15, 2014 by and between FTI Consulting, Inc. and Eric B. Miller. (Filed with the Securities and Exchange Commission on February 20, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 18, 2014 and incorporated herein by reference.)

10.89 *	Form of Cash-Based Stock Appreciation Right Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.90 *	Form of Cash Unit Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.91 *	Form of Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.92*	Offer of Employment Letter dated July 10, 2014, by and between FTI Consulting, Inc. and David M. Johnson. (Filed with the Securities and Exchange Commission on July 31, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 30, 2014 and incorporated herein by reference.)

10.93 *	Form of FTI Consulting, Inc. Restricted Stock Agreement for Employment Inducement Awards to Chief Financial Officer and Chief Strategy and Transformation Officer .(Filed with the Securities and Exchange Commission on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.94 *	Form of FTI Consulting, Inc. Non-Statutory Stock Option Agreement for Employment Inducement Award to Chief Financial Officer and Chief Strategy and Transformation Officer .(Filed with the Securities and Exchange Commission on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.95 *	Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.96 *	Offer of Employment Letter dated July 2, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.97*	Amendment No. 1 to Offer of Employment Letter dated July 27, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

11.1†	Computation of Earnings Per Share (included in Note 1 to the Consolidated Financial Statements included in Part II — Item 8 herein.)

14.0	FTI Consulting, Inc. Code of Ethics and Business Conduct, as amended and restated effective September 17, 2014. (Filed with the Securities and Exchange Commission on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

21.1†	Subsidiaries of FTI Consulting, Inc.

Exhibit Number	Description of Exhibits
23.0†	Consent of KPMG LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

99.1	Policy on Disclosure Controls, as amended and restated effective as of December 16, 2013. (Filed with the Securities and Exchange Commission on February 24, 2014 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.)

99.2	Policy on Inside Information and Insider Trading, as amended and restated effective February 19, 2014(Filed with the Securities and Exchange Commission on May 2, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 and incorporated herein by reference.)

99.3	Corporate Governance Guidelines, as last amended and restated effective as of September 17, 2014. (Filed with the Securities and Exchange Commission on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

99.5	Categorical Standards of Director Independence, as last amended and restated effective as of February 25, 2009. (Filed with the Securities and Exchange Commission on February 28, 2013 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

99.6	Charter of Audit Committee of the Board of Directors, as last amended and restated effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 11, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.7	Charter of the Compensation Committee of the Board of Directors, as last amended and restated effective as of February 27, 2013. (Filed with the Securities and Exchange Commission on May 9, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-K for the quarter ended March 31, 2013 and incorporated herein by reference.)

99.8	Charter of the Nominating and Corporate Governance Committee, as last amended and restated effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

99.9	Anti-Corruption Policy, as amended and restated effective February 19, 2014. (Filed with the Securities and Exchange Commission on May 2, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

101	The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2014, filed herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 23rd day of February 2015.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY Steven H. Gunby	Chief Executive Officer and President and Director (Principal Executive Officer)	February 23, 2015

/s/ DAVID M. JOHNSON David M. Johnson	Chief Financial Officer (Principal Financial Officer)	February 23, 2015

/s/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director and Chairman of the Board	February 23, 2015

/s/ BRENDA J. BACON Brenda J. Bacon	Director	February 23, 2015

/s/ MARK S. BARTLETT Mark S. Bartlett	Director	February 23, 2015

/s/ CLAUDIO COSTAMAGNA Claudio Costamagna	Director	February 23, 2015

/s/ JAMES W. CROWNOVER James W. Crownover	Director	February 23, 2015

/s/ VERNON ELLIS Vernon Ellis	Director	February 23, 2015

/s/ NICHOLAS C. FANANDAKIS Nicholas C. Fanandakis	Director	February 23, 2015

/s/ MARC HOLTZMAN Marc Holtzman	Director	February 23, 2015