Form 10-Q
period 2015-03-31
FTI CONSULTING INC
filed 2015-04-30
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2015
Common stock, par value $0.01 per share	41,598,020

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$225,295	$283,680
Accounts receivable:
Billed receivables	382,333	381,464
Unbilled receivables	290,297	248,462
Allowance for doubtful accounts and unbilled services	(159,345)	(144,825)

Accounts receivable, net	513,285	485,101
Current portion of notes receivable	33,393	27,208
Prepaid expenses and other current assets	51,121	60,852
Current portion of deferred tax assets	24,840	27,332

Total current assets	847,934	884,173
Property and equipment, net of accumulated depreciation	79,389	82,163
Goodwill	1,201,652	1,211,689
Other intangible assets, net of amortization	72,264	77,034
Notes receivable, net of current portion	115,263	122,149
Other assets	54,867	53,319

Total assets	$2,371,369	$2,430,527

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$102,231	$99,494
Accrued compensation	147,030	220,959
Current portion of long-term debt	11,000	11,000
Billings in excess of services provided	30,894	35,639

Total current liabilities	291,155	367,092
Long-term debt, net of current portion	700,000	700,000
Deferred income taxes	167,463	161,932
Other liabilities	95,497	98,757

Total liabilities	1,254,115	1,327,781

Commitments and contingent liabilities (note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,485 (2015) and 41,181 (2014)	415	412
Additional paid-in capital	404,475	393,174
Retained earnings	813,114	789,428
Accumulated other comprehensive loss	(100,750)	(80,268)

Total stockholders’ equity	1,117,254	1,102,746

Total liabilities and stockholders’ equity	$2,371,369	$2,430,527

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended March 31,
	2015	2014
Revenues	$432,338	$425,552

Operating expenses
Direct cost of revenues	279,030	274,275
Selling, general and administrative expenses	102,214	108,387
Acquisition-related contingent consideration	234	(1,843)
Amortization of other intangible assets	3,012	4,616

	384,490	385,435

Operating income	47,848	40,117

Other income (expense)
Interest income and other	(137)	1,003
Interest expense	(12,368)	(12,655)

	(12,505)	(11,652)

Income before income tax provision	35,343	28,465
Income tax provision	11,657	10,348

Net income	$23,686	$18,117

Earnings per common share—basic	$0.59	$0.46

Earnings per common share—diluted	$0.57	$0.45

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$(20,482)	$4,728

Total other comprehensive (loss) income, net of tax	(20,482)	4,728

Comprehensive income	$3,204	$22,845

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2014	41,181	$412	$393,174	$789,428	$(80,268)	$1,102,746
Net income	—	—	—	23,686	—	23,686
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(20,482)	(20,482)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $1,972	266	3	5,738	—	—	5,741
Restricted share grants, less net settled shares of 89	38	—	(3,297)	—	—	(3,297)
Stock units issued under incentive compensation plan	—	—	2,124	—	—	2,124
Share-based compensation	—	—	6,736	—	—	6,736

Balance March 31, 2015	41,485	$415	$404,475	$813,114	$(100,750)	$1,117,254

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$23,686	$18,117
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,808	8,585
Amortization of other intangible assets	3,012	4,616
Acquisition-related contingent consideration	234	(1,843)
Provision for doubtful accounts	2,998	4,442
Non-cash share-based compensation	6,736	9,503
Non-cash interest expense	671	675
Other	(132)	(443)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(41,330)	(71,474)
Notes receivable	(1,003)	(26,088)
Prepaid expenses and other assets	3,583	11,927
Accounts payable, accrued expenses and other	15,959	18,815
Income taxes	5,524	(684)
Accrued compensation	(74,987)	(93,573)
Billings in excess of services provided	(4,092)	6,630

Net cash used in operating activities	(51,333)	(110,795)

Investing activities
Payments for acquisition of businesses, net of cash received	—	(15,611)
Purchases of property and equipment	(8,876)	(15,179)
Other	71	(10)

Net cash used in investing activities	(8,805)	(30,800)

Financing activities
Borrowings under revolving line of credit, net	—	20,000
Purchase and retirement of common stock	—	(4,367)
Net issuance of common stock under equity compensation plans	4,031	(2,490)
Deposits	1,380	—
Other	(85)	(101)

Net cash provided by financing activities	5,326	13,042

Effect of exchange rate changes on cash and cash equivalents	(3,573)	(275)

Net decrease in cash and cash equivalents	(58,385)	(128,828)
Cash and cash equivalents, beginning of period	283,680	205,833

Cash and cash equivalents, end of period	$225,295	$77,005

Supplemental cash flow disclosures
Cash paid for interest	$226	$391
Cash paid for income taxes, net of refunds	6,134	11,034
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	2,124	1,632

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

Unaudited

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”) presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
Numerator—basic and diluted
Net income	$23,686	$18,117

Denominator
Weighted average number of common shares outstanding—basic	40,384	39,438
Effect of dilutive stock options	376	356
Effect of dilutive restricted shares	564	663

Weighted average number of common shares outstanding—diluted	41,324	40,457

Earnings per common share — basic	$0.59	$0.46

Earnings per common share — diluted	$0.57	$0.45

Antidilutive stock options and restricted shares	2,173	3,177

3. New Accounting Standards Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. We have not yet completed our evaluation of the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

4. Special Charges

There were no special charges recorded during the three months ended March 31, 2015 and 2014.

The total cash outflow associated with the special charges recorded in 2014, 2013 and 2012 is expected to be $65.1 million, of which $49.3 million has been paid as of March 31, 2015. Approximately $4.1 million is expected to be paid during the remainder of 2015, $3.2 million is expected to be paid in 2016, $3.1 million is expected to be paid in 2017, $2.6 million is expected to be paid in 2018, and the remaining balance of $2.8 million will be paid from 2019 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the three months ended March 31, 2015 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2014	$13,759	$4,854	$18,613
Payments	(2,640)	(45)	$(2,685)
Foreign currency translation adjustment and other	(141)	—	$(141)

Balance at March 31, 2015	$10,978	$4,809	$15,787

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income and totaled $3.0 million and $4.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $5.9 million and $4.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Research and development costs are included in “Selling, general and administrative expense” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2015 and December 31, 2014, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2015 was $747.5 million compared to a carrying value of $711.0 million. At December 31, 2014, the fair value of our long-term debt was $735.0 million compared to a carrying value of $711.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income. During the three months ended March 31, 2015, no remeasurement gain was recorded compared to a remeasurement gain of $2.1 million for the three months ended March 31, 2014.

The following table represents the changes in the acquisition-related contingent consideration liability during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Beginning balance	$6,338	$13,329
Acquisition (1)	—	(4,495)
Accretion of acquisition-related contingent consideration	234	279
Remeasurement of acquisition-related contingent consideration	—	(2,122)
Payments	(241)	(63)
Unrealized gains (losses) related to currency translation in other comprehensive income	—	(25)

Ending balance	$6,331	$6,903

(1)	Includes adjustments during the purchase price allocation period.

8. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the three months ended March 31, 2015, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2014:
Goodwill	$446,066	$238,173	$269,897	$117,967	$333,725	$1,405,828
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at December 31, 2014	446,066	238,173	269,897	117,967	139,586	1,211,689

Foreign currency translation adjustment and other	(2,465)	(2,651)	(566)	(78)	(4,277)	(10,037)

Goodwill	443,601	235,522	269,331	117,889	329,448	1,395,791
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at March 31, 2015	$443,601	$235,522	$269,331	$117,889	$135,309	$1,201,652

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $3.0 million and $4.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Based solely on the amortizable intangible assets recorded as of March 31, 2015, we estimate amortization expense to be $8.7 million during the remainder of 2015, $10.4 million in 2016, $9.7 million in 2017, $8.1 million in 2018, $7.4 million in 2019, $7.3 million in 2020, and $15.1 million in years after 2020. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

9. Debt

The components of debt obligations are presented in the table below:

	March 31, 2015	December 31, 2014
6 3/4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	11,000	11,000

Total debt	711,000	711,000
Less current portion	11,000	11,000

Long-term debt, net of current portion	$700,000	$700,000

There were no borrowings outstanding under the Company’s senior secured bank credit facility as of March 31, 2015.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2015, we granted 58,863 stock options, 119,332 restricted stock awards, and 58,296 restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2015, 192,663 options, 16,500 performance stock unit awards and 16,494 restricted stock awards were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three months ended March 31, 2015 and 2014 is detailed in the following table:

	Three Months Ended March 31,
Comprehensive Income Statement Classification	2015	2014
Direct cost of revenues	$3,899	$5,822
Selling, general and administrative expenses	3,043	3,254

Total share-based compensation expense	$6,942	$9,076

12. Segment Reporting

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

Our Technology segment provides electronic discovery and information management consulting, software and services to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information, including e-mail, computer files, voicemail, instant messaging, cloud and social media data as well as financial and transactional data.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues
Corporate Finance/Restructuring	$106,212	$93,982
Forensic and Litigation Consulting	123,265	121,429
Economic Consulting	106,081	106,851
Technology	54,654	60,063
Strategic Communications	42,126	43,227

Revenues	$432,338	$425,552

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$22,480	$10,951
Forensic and Litigation Consulting	22,071	26,494
Economic Consulting	11,556	13,030
Technology	10,073	17,348
Strategic Communications	5,752	2,729

Total Adjusted Segment EBITDA	$71,932	$70,552

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended March 31,
	2015	2014
Total Adjusted Segment EBITDA	$71,932	$70,552
Segment depreciation expense	(6,991)	(7,548)
Amortization of other intangible assets	(3,012)	(4,616)
Unallocated corporate expenses, excluding special charges	(14,081)	(20,393)
Interest income and other	(137)	1,003
Interest expense	(12,368)	(12,655)
Remeasurement of acquisition-related contingent consideration	—	2,122

Income before income tax provision	$35,343	$28,465

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

Condensed Consolidating Balance Sheet Information as of March 31, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$135,170	$156	$89,969	$—	$225,295
Accounts receivable, net	171,301	169,641	172,343	—	513,285
Intercompany receivables	—	863,105	—	(863,105)	—
Other current assets	71,707	20,883	16,764	—	109,354

Total current assets	378,178	1,053,785	279,076	(863,105)	847,934
Property and equipment, net	34,856	15,460	29,073	—	79,389
Goodwill	558,978	416,053	226,621	—	1,201,652
Other intangible assets, net	28,820	17,717	49,418	(23,691)	72,264
Investments in subsidiaries	1,921,809	473,695	—	(2,395,504)	—
Other assets	49,359	75,478	45,293	—	170,130

Total assets	$2,972,000	$2,052,188	$629,481	$(3,282,300)	$2,371,369

Liabilities
Intercompany payables	$823,998	$11,004	$28,103	$(863,105)	$—
Other current liabilities	114,565	94,367	82,223	—	291,155

Total current liabilities	938,563	105,371	110,326	(863,105)	291,155
Long-term debt, net	700,000	—	—	—	700,000
Other liabilities	216,183	10,833	35,944	—	262,960

Total liabilities	1,854,746	116,204	146,270	(863,105)	1,254,115
Stockholders’ equity	1,117,254	1,935,984	483,211	(2,419,195)	1,117,254

Total liabilities and stockholders’ equity	$2,972,000	$2,052,188	$629,481	$(3,282,300)	$2,371,369

Condensed Consolidating Balance Sheet Information as of December 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$171,090	$159	$112,431	$—	$283,680
Accounts receivable, net	153,495	162,032	169,574	—	485,101
Intercompany receivables	—	875,000	12,195	(887,195)	—
Other current assets	74,455	22,994	17,943	—	115,392

Total current assets	399,040	1,060,185	312,143	(887,195)	884,173
Property and equipment, net	33,864	17,050	31,249	—	82,163
Goodwill	559,318	416,053	236,318	—	1,211,689
Other intangible assets, net	29,807	18,432	53,357	(24,562)	77,034
Investments in subsidiaries	1,915,869	484,162	—	(2,400,031)	—
Other assets	61,025	78,388	36,055	—	175,468

Total assets	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Liabilities
Intercompany payables	$832,253	$14,197	$40,745	$(887,195)	$—
Other current liabilities	148,299	113,450	105,343	—	367,092

Total current liabilities	980,552	127,647	146,088	(887,195)	367,092
Long-term debt, net	700,000	—	—	—	700,000
Other liabilities	215,625	14,955	30,109	—	260,689

Total liabilities	1,896,177	142,602	176,197	(887,195)	1,327,781
Stockholders’ equity	1,102,746	1,931,668	492,925	(2,424,593)	1,102,746

Total liabilities and stockholders’ equity	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

March 31, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$169,135	$144,139	$121,852	$(2,788)	$432,338
Operating expenses
Direct cost of revenues	105,063	96,587	80,083	(2,703)	279,030
Selling, general and administrative expenses	43,411	29,877	29,011	(85)	102,214
Acquisition-related contingent consideration	65	169	—	—	234
Amortization of other intangible assets	986	715	2,181	(870)	3,012

Operating income	19,610	16,791	10,577	870	47,848
Other (expense) income	(13,866)	(2,010)	3,371	—	(12,505)

Income before income tax provision	5,744	14,781	13,948	870	35,343
Income tax provision	2,563	5,726	3,368	—	11,657
Equity in net earnings of subsidiaries	20,505	9,825	—	(30,330)	—

Net income	23,686	18,880	10,580	(29,460)	23,686

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(20,482)	—	(20,482)

Total other comprehensive loss, net of tax	—	—	(20,482)	—	(20,482)

Comprehensive income (loss)	$23,686	$18,880	$(9,902)	$(29,460)	$3,204

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

March 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$151,032	$252,083	$120,527	$(98,090)	$425,552
Operating expenses
Direct cost of revenues	99,498	195,699	76,857	(97,779)	274,275
Selling, general and administrative expenses	45,298	28,500	34,900	(311)	108,387
Acquisition-related contingent consideration	(598)	(603)	(642)	—	(1,843)
Amortization of other intangible assets	1,073	729	3,771	(957)	4,616

Operating income	5,761	27,758	5,641	957	40,117
Other (expense) income	(13,314)	(2,266)	3,928	—	(11,652)

Income (loss) before income tax provision	(7,553)	25,492	9,569	957	28,465
Income tax (benefit) provision	(2,858)	11,046	2,160	—	10,348
Equity in net earnings of subsidiaries	22,812	6,333	—	(29,145)	—

Net income	18,117	20,779	7,409	(28,188)	18,117

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	4,728	—	4,728

Total other comprehensive income, net of tax	—	—	4,728	—	4,728

Comprehensive income	$18,117	$20,779	$12,137	$(28,188)	$22,845

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(27,664)	$(5,191)	$(18,478)	$(51,333)
Investing activities
Purchases of property and equipment	(3,979)	(3,513)	(1,384)	(8,876)
Other	32	—	39	71

Net cash used in investing activities	(3,947)	(3,513)	(1,345)	(8,805)

Financing activities
Net issuance of common stock under equity compensation plans	4,031	—	—	4,031
Deposits	—	—	1,380	1,380
Other	(85)	—	—	(85)
Intercompany transfers	(8,255)	8,701	(446)	—

Net cash (used in) provided by financing activities	(4,309)	8,701	934	5,326

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,573)	(3,573)

Net decrease in cash and cash equivalents	(35,920)	(3)	(22,462)	(58,385)
Cash and cash equivalents, beginning of period	171,090	159	112,431	283,680

Cash and cash equivalents, end of period	$135,170	$156	$89,969	$225,295

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(16,876)	$(80,076)	$(13,843)	$(110,795)
Investing activities
Payments for acquisition of businesses, net of cash received	(14,616)	—	(995)	(15,611)
Purchases of property and equipment	(5,008)	(1,047)	(9,124)	(15,179)
Other	(10)	—	—	(10)

Net cash used in investing activities	(19,634)	(1,047)	(10,119)	(30,800)

Financing activities
Payments of long-term debt	20,000	—	—	20,000
Net issuance of common stock under equity compensation plans	(2,490)	—	—	(2,490)
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Other	442	(63)	(480)	(101)
Intercompany transfers	(65,625)	80,847	(15,222)	—

Net cash (used in) provided by financing activities	(52,040)	80,784	(15,702)	13,042

Effect of exchange rate changes on cash and cash equivalents	—	—	(275)	(275)

Net decrease in cash and cash equivalents	(88,550)	(339)	(39,939)	(128,828)
Cash and cash equivalents, beginning of period	111,943	494	93,396	205,833

Cash and cash equivalents, end of period	$23,393	$155	$53,457	$77,005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2015 and 2014 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

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

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that is not presented in our financial statements and prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to:

•	Segment Operating Income

•	Total Segment Operating Income

•	Adjusted EBITDA

•	Adjusted Segment EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted EBITDA Margin

•	Adjusted Segment EBITDA Margin

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income. We define Total Segment Operating Income (Loss) as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted EBITDA as consolidated net income (loss) before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenues. We define Adjusted Segment EBITDA Margin as Adjusted Segment EBITDA as a percentage of a segment’s share of revenue. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We also believe that these measures, when considered together with our GAAP financial results, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Revenues	$432,338	$425,552
Adjusted EBITDA	$58,668	$51,196
Net income	$23,686	$18,117
Earnings per common share—diluted	$0.57	$0.45
Adjusted EPS	$0.57	$0.41
Cash used in operating activities	$(51,333)	$(110,795)
Total number of employees	4,454	4,250

First Quarter 2015 Executive Highlights

Revenues

Revenues for the three months ended March 31, 2015 increased $6.8 million, or 1.6%, to $432.3 million, which included $11.0 million, or 2.6% decline from the estimated negative impact of foreign currency translation, compared to $425.6 million in the same prior year period. Excluding the impact of foreign currency translation, revenues increased $17.8 million or 4.2%. The increase in revenues largely resulted from higher demand for North American distressed and non-distressed engagements in our Corporate Finance/Restructuring (“Corporate Finance”) segment, partially offset by revenue decreases in our Technology segment related to a decline in large complex global investigations.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2015 increased $7.5 million, or 14.6%, to $58.7 million, or 13.6% of revenues, compared to $51.2 million, or 12.0% of revenues, in the same prior year period. Adjusted EBITDA was favorably impacted by higher demand and higher utilization in the North America and Europe, Middle East and Africa (“EMEA”) regions of our Corporate Finance segment and lower selling, general and administrative costs in our Strategic Communications segment. Adjusted EBITDA was also favorably impacted by lower unallocated corporate expenses. Adjusted EBITDA was negatively impacted by lower revenues in our Technology segment, and an increased investment in key personnel to expand our capabilities in our Technology and FLC segments.

Net Income

Net income for the three months ended March 31, 2015 increased $5.6 million to $23.7 million, compared to $18.1 million in the same prior year period. Net income for the three-months ended March 21, 2014 included a $1.4 million (net of tax) remeasurement gain related to the reduction in the fair value of estimated future contingent consideration payments for prior acquisitions.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended March 31, 2015 increased $0.12 to $0.57 from $0.45 in the same prior year period. Earnings per diluted share for the quarter ended March 31, 2015 were impacted by the results as outlined above. Earnings per diluted share for the quarter ended March 31, 2014 included a remeasurement gain related to the reduction in the fair value of estimated future contingent consideration payments for prior acquisitions, which increased earnings per diluted share by $0.04.

Adjusted EPS for the three months ended March 31, 2015 were $0.57 as compared to $0.41 in the same prior year period, which excludes the remeasurement gain described above.

Liquidity highlights

Cash used in operating activities decreased $59.5 million, or 53.7%, to $51.3 million for the three months ended March 31, 2015 compared to $110.8 million for the same prior year period, primarily as a result of higher cash collections and a decrease in the funding of forgivable loans. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 101 days at March 31, 2015 compared to 106 days at March 31, 2014 reflecting improved collections.

We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Headcount

As of March 31, 2015, our total headcount of 4,454 increased by 204 employees from 4,250 as of March 31, 2014.

We increased the number of non-billable employees by 32, from 1,060 as of December 31, 2014 to 1,092 as of March 31, 2015. Billable headcount additions for the three-months ended March 31, 2015 are referenced in the table below.

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Billable Headcount
December 31, 2014	706	1,154	574	344	566	3,344
Additions (reductions), net	29	(9)	(8)	16	(10)	18

March 31, 2015	735	1,145	566	360	556	3,362

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$106,212	$93,982
Forensic and Litigation Consulting	123,265	121,429
Economic Consulting	106,081	106,851
Technology	54,654	60,063
Strategic Communications	42,126	43,227

Revenues	$432,338	$425,552

Operating income
Corporate Finance/Restructuring	$20,764	$8,607
Forensic and Litigation Consulting	20,474	25,402
Economic Consulting	10,296	12,430
Technology	6,198	13,066
Strategic Communications	4,197	1,005

Total segment operating income	61,929	60,510
Unallocated corporate expenses	(14,081)	(20,393)

Operating income	47,848	40,117

Other income (expense)
Interest income and other	(137)	1,003
Interest expense	(12,368)	(12,655)

	(12,505)	(11,652)

Income before income tax provision	35,343	28,465
Income tax provision	11,657	10,348

Net income	$23,686	$18,117

Earnings per common share—basic	$0.59	$0.46

Earnings per common share—diluted	$0.57	$0.45

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$23,686	$18,117
Add back:
Income tax provision	11,657	10,348
Other income (expense), net	12,505	11,652
Depreciation and amortization	7,808	8,585
Amortization of other intangible assets	3,012	4,616
Remeasurement of acquisition-related contingent consideration	—	(2,122)

Adjusted EBITDA	$58,668	$51,196

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted EPS:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net income	$23,686	$18,117
Add back:
Remeasurement of acquisition-related contingent consideration, net of tax effect(1)	—	(1,350)

Adjusted Net Income	$23,686	$16,767

Earnings per common share—diluted	$0.57	$0.45
Add back:
Remeasurement of acquisition-related contingent consideration, net of tax effect(1)	—	(0.04)

Adjusted EPS	$0.57	$0.41

Weighted average number of common shares outstanding—diluted	41,324	40,457

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). The effective tax rate for the adjustment related to the remeasurement of acquisition-related contingent consideration for the three months ended March 31, 2014 was 36.4%. The tax expense related to the remeasurement of acquisition-related contingent consideration for the three months ended March 31, 2014 was $0.8 million, or a $0.02 impact on diluted earnings per share. In the three months ended March 31, 2015, there were no adjustments related to the remeasurement of acquisition-related contingent consideration.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $6.3 million, or 31.0% to $14.1 million for the three months ended March 31, 2015 from $20.4 million for the same prior year period. The decrease was primarily due to lower costs related to our U.S. health and welfare plan, the termination of the airplane lease and the closure of the Company’s West Palm Beach executive office in the second quarter of 2014, and decreased costs related to corporate and regional executive officers.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $1.1 million to a loss of $0.1 million for the three months ended March 31, 2015 from $1.0 million income for the same prior year period. The decrease was primarily due to an increase in net foreign currency transaction losses of $1.4 million resulting principally from the weakening of the Euro against the British pound and U.S. dollar in the period ended March 31, 2015 as compared to the net losses of $0.2 million in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include both client and current intercompany receivables and payables.

Interest expense

Interest expense decreased $0.3 million, or 2.4%, to $12.4 million for the three months ended March 31, 2015 from $12.7 million for the same prior year period. Interest expense in 2015 was favorably impacted by lower average borrowings.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate for the three months ended March 31, 2015 is 33.0% as compared to 36.4% for the same prior year period. For the three months ended March 31, 2015, the effective tax rate was favorably impacted by a $1.4 million discrete item related to the impact of 2015 state law changes on our deferred state tax liabilities as of December 31, 2014. Excluding the impact of this discrete item, the effective tax rate for the three months ended March 31, 2015 would have been 36.9%.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$23,686	$18,117
Add back:
Income tax provision	11,657	10,348
Other income (expense), net	12,505	11,652
Unallocated corporate expense	14,081	20,393

Total Segment Operating Income	$61,929	$60,510
Add back:
Segment depreciation expense	6,991	7,548
Amortization of other intangible assets	3,012	4,616
Remeasurement of acquisition-related contingent consideration	—	(2,122)

Total Adjusted Segment EBITDA	$71,932	$70,552

Other Segment Operating Data

	Three Months Ended March 31,
	2015	2014
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	735	726
Forensic and Litigation Consulting	1,145	1,076
Economic Consulting	566	538
Technology (1)	360	321
Strategic Communications	556	584

Total revenue-generating professionals	3,362	3,245

Utilization rates of billable professionals: (2)
Corporate Finance/Restructuring	74%	70%
Forensic and Litigation Consulting	68%	75%
Economic Consulting	73%	72%
Average billable rate per hour: (3)
Corporate Finance/Restructuring	$374	$362
Forensic and Litigation Consulting	318	317
Economic Consulting	501	523

(1)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 378 as-needed employees during the three-months ended March 31, 2015.

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

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except rate per hour)
Revenues	$106,212	$93,982

Operating expenses:
Direct cost of revenues	63,933	63,969
Selling, general and administrative expenses	20,528	19,786
Acquisition-related contingent consideration	53	(595)
Amortization of other intangible assets	934	2,215

	85,448	85,375

Segment operating income	20,764	8,607
Add back:
Depreciation and amortization of intangible assets	1,716	3,006
Remeasurement of acquisition-related contingent consideration	—	(662)

Adjusted Segment EBITDA	$22,480	$10,951

Gross profit (1)	$42,279	$30,013
Gross profit margin (2)	39.8%	31.9%
Adjusted Segment EBITDA Margin	21.2%	11.7%
Number of revenue generating professionals (at period end)	735	726
Utilization rates of billable professionals	74%	70%
Average billable rate per hour	$374	$362

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues increased $12.2 million, or 13.0%, to $106.2 million for the quarter ended March 31, 2015 compared to $94.0 million for the same prior year period primarily due to higher volume in our distressed and non-distressed engagements in North America and higher volumes in our EMEA based transaction advisory services practices, partially offset by continued slowdown in our Asia Pacific bankruptcy and restructuring practices.

Gross profit increased $12.3 million, or 40.9%, to $42.3 million for the quarter ended March 31, 2015 compared to $30.0 million for the same prior year period. Gross profit margin increased to 39.8% for the quarter ended March 31, 2015 compared to 31.9% for the same prior year period. The increase in gross profit margin was due to higher utilization in North America and EMEA practices, partially offset by lower realized bill rates in our North America and Asia Pacific practices.

SG&A expense increased $0.7 million, or 3.8%, to $20.5 million for the quarter ended March 31, 2015 compared to $19.8 million for the same prior year period. SG&A expense was 19.3% of revenues for the quarter ended March 31, 2015, compared to 21.1% for the same prior year period. The increase in SG&A expense was primarily due to the transfer of certain direct personnel into SG&A in 2015, and increased marketing and business development expenses.

Adjusted Segment EBITDA increased $11.5 million, or 105.3%, to $22.5 million for the quarter ended March 31, 2015 compared to $11.0 million for the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except rate per hour)
Revenues	$123,265	$121,429

Operating expenses:
Direct cost of revenues	78,563	73,801
Selling, general and administrative expenses	23,634	22,121
Acquisition-related contingent consideration	12	(645)
Amortization of other intangible assets	582	750

	102,791	96,027

Segment operating income	20,474	25,402
Add back:
Depreciation and amortization of intangible assets	1,597	1,765
Remeasurement of acquisition-related contingent consideration	—	(673)

Adjusted Segment EBITDA	$22,071	$26,494

Gross profit (1)	$44,702	$47,628
Gross profit margin (2)	36.3%	39.2%
Adjusted Segment EBITDA Margin	17.9%	21.8%
Number of revenue generating professionals (at period end)	1,145	1,076
Utilization rates of billable professionals	68%	75%
Average billable rate per hour	$318	$317

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues increased $1.8 million, or 1.5%, to $123.3 million for the three months ended March 31, 2015 from $121.4 million for the same prior year period. Growth was driven by higher success fees in our health solutions practice, increased demand in our investigations and global construction practices, partially offset by a decline in demand in our financial and enterprise data analysis practice.

Gross profit decreased $2.9 million, or 6.1%, to $44.7 million for the three months ended March 31, 2015 from $47.6 million for the three months ended March 31, 2014. Gross profit margin decreased 2.9 percentage points to 36.3% for the three months ended March 31, 2015 from 39.2% for the same prior year period. The decrease in gross profit margin was due to lower utilization across the segment coupled with higher personnel costs as we ramped up our hiring in order to expand our capabilities.

SG&A expense increased $1.5 million, or 6.8%, to $23.6 million for the three months ended March 31, 2015 from $22.1 million for the three months ended March 31, 2014. SG&A expense was 19.2% of revenue for the three months ended March 31, 2015, up from 18.2% for the same prior year period. The increase in SG&A expense was due to recruiting fees related to new hires, outside services in the Latin America and EMEA regions and higher travel and marketing expenses, partially offset by lower occupancy expenses and lower bad debt expense.

Adjusted segment EBITDA decreased by $4.4 million, or 16.7%, to $22.1 million for the three months ended March 31, 2015 from $26.5 million for the three months ended March 31, 2014.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except rate per hour)
Revenues	$106,081	$106,851

Operating expenses:
Direct cost of revenues	79,939	77,970
Selling, general and administrative expenses	15,501	16,880
Acquisition-related contingent consideration	37	(735)
Amortization of other intangible assets	308	306

	95,785	94,421

Segment operating income	10,296	12,430
Add back:
Depreciation and amortization of intangible assets	1,260	1,387
Remeasurement of acquisition-related contingent consideration	—	(787)

Adjusted Segment EBITDA	$11,556	$13,030

Gross profit (1)	$26,142	$28,881
Gross profit margin (2)	24.6%	27.0%
Adjusted Segment EBITDA Margin	10.9%	12.2%
Number of revenue generating professionals (at period end)	566	538
Utilization rates of billable professionals	73%	72%
Average billable rate per hour	$501	$523

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues decreased $0.8 million, or 0.7%, to $106.1 million for the three months ended March 31, 2015 compared to $106.9 million for the same prior year period. Revenues increased $2.0 million, or 1.9%, due to acquisitions as compared to the same prior year period. Revenues declined organically $2.8 million, or 2.6%, which includes a 2.5% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact, organic revenues are essentially unchanged, reflecting decreased demand in our non-M&A related finance and antitrust services, partially offset by higher demand and realized bill rates in our M&A related antitrust services and higher demand for our international arbitration regulatory and valuation practices in the EMEA region.

Gross profit decreased $2.7 million, or 9.5%, to $26.1 million for the three months ended March 31, 2015 compared to $28.9 million for the same prior year period. Gross profit margin decreased 2.4 percentage points to 24.6% for the three months ended March 31, 2015 from 27.0% for the same prior year period. The decrease in gross profit margin was the result of lower utilization in the antitrust practice in the North America region, and higher variable compensation in the antitrust practice in EMEA.

SG&A expense decreased $1.4 million, or 8.2%, to $15.5 million for the three months ended March 31, 2015 compared to $16.9 million for the same prior year period. SG&A expense was 14.6% of revenues for the three months ended March 31, 2015 compared to 15.8% for the same prior year period. The decrease in SG&A expense was due to lower occupancy costs, bad debt, marketing, and depreciation expenses, partially offset by higher SG&A expenses related to our recent acquisition.

Adjusted Segment EBITDA decreased $1.5 million, or 11.3%, to $11.6 million for the three months ended March 31, 2015, compared to $13.0 million for the same prior year period.

TECHNOLOGY

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Revenues	$54,654	$60,063

Operating expenses:
Direct cost of revenues	30,232	30,700
Selling, general and administrative expenses	18,026	16,079
Amortization of other intangible assets	198	218

	48,456	46,997

Segment operating income	6,198	13,066
Add back:
Depreciation and amortization of intangible assets	3,875	4,282

Adjusted Segment EBITDA	$10,073	$17,348

Gross profit (1)	$24,422	$29,363
Gross profit margin (2)	44.7%	48.9%
Adjusted Segment EBITDA Margin	18.4%	28.9%
Number of revenue generating professionals (at period end) (3)	360	321

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues decreased $5.4 million, or 9.0%, to $54.7 million for the three months ended March 31, 2015 from $60.1 million for the same prior year period. Revenue decrease is largely attributable to the slowing of large cross border investigations and lower consulting revenues. Revenue decreases due to lower pricing for consulting and services were partially offset by increased volumes on new engagements.

Gross profit decreased by $4.9 million, or 16.8%, to $24.4 million for the three months ended March 31, 2015 from $29.4 million for the same prior year period. Gross profit margin decreased 4.2 percentage points to 44.7% for 2015 from 48.9% for 2014 due to increased investment in global service delivery personnel and an increase in lower margin services as a percentage of total revenues.

SG&A expense increased by $1.9 million, or 12.1%, to $18.0 million for the three months ended March 31, 2015 from $16.1 million for the same prior year period. SG&A expense was 33.0% of revenue for the three months ended March 31, 2015, which is an increase from the 26.8% for the same prior year period. The increase in SG&A expense was primarily due to higher personnel expense for new product development initiatives, increased investment in marketing and business development, increased facilities expense for the additional personnel, and higher corporate allocations, partially offset by lower bad debt expense due to recovery of previously reserved amounts. Research and development expense was $5.9 million for the three months ended March 31, 2015 compared to $4.5 million for the same prior year period.

Adjusted Segment EBITDA decreased $7.3 million, or 41.9%, to $10.1 million for the three months ended March 31, 2015, compared to $17.3 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Revenues	$42,126	$43,227

Operating expenses:
Direct cost of revenues	26,363	27,835
Selling, general and administrative expenses	10,444	13,128
Acquisition-related contingent consideration	132	132
Amortization of other intangible assets	990	1,127

	37,929	42,222

Segment operating income	4,197	1,005
Add back:
Depreciation and amortization of intangible assets	1,555	1,724

Adjusted Segment EBITDA	$5,752	$2,729

Gross profit (1)	$15,763	$15,392
Gross profit margin (2)	37.4%	35.6%
Adjusted Segment EBITDA Margin	13.7%	6.3%
Number of revenue generating professionals (at period end)	556	584

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues decreased $1.1 million, or 2.5%, to $42.1 million for the quarter ended March 31, 2015 compared to $43.2 million for the same prior year period. The revenue decline of $1.1 million included an estimated $3.0 million, or 7.0% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact, revenues increased by $1.9 million due to growth in project based revenues largely in our EMEA and Asia Pacific regions, and growth in retainer based revenues in our EMEA region.

Gross profit increased $0.4 million, or 2.4%, to $15.8 million for the quarter ended March 31, 2015 from $15.4 million for the same prior year period. Gross profit margin increased 1.8 percentage points to 37.4% for the quarter ended March 31, 2015 from 35.6% for the same prior year period. The increase in gross profit margin was primarily due to lower headcount and staff costs, as well as improved revenue mix involving higher margin engagements.

SG&A expense decreased $2.7 million, or 20.4%, to $10.4 million for the quarter ended March 31, 2015 from $13.1 million for the same prior year period. SG&A expense was 24.8% of revenue for the quarter ended March 31, 2015, down from 30.4% of revenue for the same prior year period. The decrease in SG&A was primarily due to lower occupancy costs in EMEA, lower corporate allocations, reduced travel and entertainment expenses and lower bad debt expenses.

Adjusted Segment EBITDA increased $3.0 million, or 110.8%, to $5.8 million for the quarter ended March 31, 2015 from $2.7 million for the same prior year period.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Allowance for doubtful accounts and unbilled services

•	Goodwill and other intangible assets

•	Business combinations

•	Share-based compensation

•	Income taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 24, 2015.

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

As of October 1, 2014, the date of our last annual goodwill impairment test, the fair value of all of our reporting units substantially exceeded their respective carrying values. Through our quarterly assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. We have not yet completed our evaluation of the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net cash used in operating activities	$(51,333)	$(110,795)
Net cash used in investing activities	$(8,805)	$(30,800)
Net cash provided by financing activities	$5,326	$13,042
DSO	101	106

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

DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter. Our DSO typically reaches its lowest point at December 31st each year and has consistently increased during the following quarters.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Cash used in operating activities decreased $59.5 million, or 53.7%, to $51.3 million for the three months ended March 31, 2015 compared to $110.8 million for the same prior year period, primarily as a result of higher cash collections and a decrease in the funding of forgivable loans. DSO, which is one measure of the collections cycle, was 101 days at March 31, 2015 compared to 106 days at March 31, 2014 reflecting improved collections.

Net cash used in investing activities for the three months ended March 31, 2015 was $8.8 million compared to net cash used in investing activities of $30.8 million for the same prior year period. Capital expenditures were $8.9 million for the three months ended March 31, 2015 compared to $15.2 million for the same prior year period. In addition, investing activities for the three months ended March 31, 2014 included payments for acquisitions of $1.0 million and payments of acquisition-related contingent consideration of $14.6 million.

Net cash provided by financing activities for the three months ended March 31, 2015 was $5.3 million compared to $13.0 million for the same prior year period. Cash provided by financing activities in the three months ended March 31, 2015 was primarily related to cash received from the issuance of common stock under our equity compensation plans. Our financing activities for the three months ended March 31, 2014 included short-term net borrowings of $20.0 million on our revolving line of credit under our senior secured bank credit facility and payments of $4.4 million to settle repurchases of the Company’s common stock that were made but not settled in the fourth quarter of 2013.

Capital Resources

As of March 31, 2015, our capital resources included $225.3 million of cash and cash equivalents and available borrowing capacity of $348.6 million under our $350.0 senior secured bank credit facility (“bank credit facility”). As of March 31, 2015, we had no outstanding borrowings under our bank credit facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the bank credit facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

For the full fiscal year ending December 31, 2015, we anticipate aggregate capital expenditures will range between $36.0 million and $41.0 million to support our organization, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations is $6.3 million at March 31, 2015 with payment dates extending through 2018.

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

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our 6 3/4% Senior Notes Due 2020 and 6.0% Senior Notes Due 2022. See “—Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations information as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

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

For information regarding our exposure to certain market risks see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2015. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the first quarter ended March 31, 2015 (in thousands, except per share amounts).

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value That May Yet Be Purchased Under the Program
January 1 through January 31, 2015	10,751	38.15	—	$—
February 1 through February 28, 2015	894	37.84	—	$—
March 1 through March 31, 2015	77,125	36.99	—	$—

Total	88,770		—	$—

1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

2)	The Company’s stock repurchase program authorized by the Board of Directors in June 2012 terminated on June 5, 2014 and has not been reauthorized by the Board.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011 (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4	Amendment No. 1 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

3.5	Amendment No. 2 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended March 31, 2015, filed herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consdensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)