Form 10-Q
period 2015-06-30
FTI CONSULTING INC
filed 2015-07-30
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common stock, par value $0.01 per share	41,840,581

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$239,988	$283,680
Accounts receivable:
Billed receivables	419,906	381,464
Unbilled receivables	298,964	248,462
Allowance for doubtful accounts and unbilled services	(169,570)	(144,825)

Accounts receivable, net	549,300	485,101
Current portion of notes receivable	36,281	27,208
Prepaid expenses and other current assets	53,727	60,852
Current portion of deferred tax assets	25,127	27,332

Total current assets	904,423	884,173
Property and equipment, net of accumulated depreciation	80,527	82,163
Goodwill	1,208,508	1,211,689
Other intangible assets, net of amortization	70,356	77,034
Notes receivable, net of current portion	120,076	122,149
Other assets	53,174	53,319

Total assets	$2,437,064	$2,430,527

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$90,083	$99,494
Accrued compensation	183,416	220,959
Current portion of long-term debt	11,000	11,000
Billings in excess of services provided	30,122	35,639

Total current liabilities	314,621	367,092
Long-term debt, net of current portion	700,000	700,000
Deferred income taxes	161,534	161,932
Other liabilities	97,327	98,757

Total liabilities	1,273,482	1,327,781

Commitments and contingent liabilities (note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,807 (2015) and 41,181 (2014)	418	412
Additional paid-in capital	415,793	393,174
Retained earnings	834,823	789,428
Accumulated other comprehensive loss	(87,452)	(80,268)

Total stockholders’ equity	1,163,582	1,102,746

Total liabilities and stockholders’ equity	$2,437,064	$2,430,527

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$449,137	$454,324	$881,475	$879,876

Operating expenses
Direct cost of revenues	291,469	295,549	570,499	569,824
Selling, general and administrative expenses	109,045	107,032	211,259	215,419
Special charges	—	9,364	—	9,364
Acquisition-related contingent consideration	(1,538)	(5)	(1,304)	(1,848)
Amortization of other intangible assets	3,007	3,452	6,019	8,068

	401,983	415,392	786,473	800,827

Operating income	47,154	38,932	95,002	79,049

Other income (expense)
Interest income and other	950	1,448	813	2,451
Interest expense	(12,473)	(12,908)	(24,841)	(25,563)

	(11,523)	(11,460)	(24,028)	(23,112)

Income before income tax provision	35,631	27,472	70,974	55,937
Income tax provision	13,922	10,225	25,579	20,573

Net income	$21,709	$17,247	$45,395	$35,364

Earnings per common share—basic	$0.53	$0.43	$1.12	$0.89

Earnings per common share—diluted	$0.52	$0.42	$1.09	$0.87

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$13,298	$7,694	$(7,184)	$12,422

Total other comprehensive income (loss), net of tax	13,298	7,694	(7,184)	12,422

Comprehensive income	$35,007	$24,941	$38,211	$47,786

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2014	41,181	$412	$393,174	$789,428	$(80,268)	$1,102,746
Net income	—	—	—	45,395	—	45,395
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(7,184)	(7,184)
Issuance of common stock in connection with:
Exercise of options, net of income tax impact from share-based awards of $2,599	562	6	13,717	—	—	13,723
Restricted share grants, less net settled shares of 102	64	—	(3,803)	—	—	(3,803)
Stock units issued under incentive compensation plan	—	—	2,124	—	—	2,124
Share-based compensation	—	—	10,581	—	—	10,581

Balance June 30, 2015	41,807	$418	$415,793	$834,823	$(87,452)	$1,163,582

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$45,395	$35,364
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,111	18,138
Amortization of other intangible assets	6,019	8,068
Acquisition-related contingent consideration	(1,304)	(1,848)
Provision for doubtful accounts	6,571	8,671
Non-cash share-based compensation	10,581	15,194
Non-cash interest expense	1,343	1,348
Other	(223)	(368)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(70,710)	(115,787)
Notes receivable	(6,626)	(22,559)
Prepaid expenses and other assets	(5,120)	8,860
Accounts payable, accrued expenses and other	(2,435)	2,645
Income taxes	16,458	4,832
Accrued compensation	(40,587)	(47,418)
Billings in excess of services provided	(5,204)	7,756

Net cash used in operating activities	(30,731)	(77,104)

Investing activities
Payments for acquisition of businesses, net of cash received	(576)	(15,611)
Purchases of property and equipment	(17,533)	(21,778)
Other	64	(6)

Net cash used in investing activities	(18,045)	(37,395)

Financing activities
Payment of debt financing fees	(3,090)	—
Purchase and retirement of common stock	—	(4,367)
Net issuance of common stock under equity compensation plans	8,662	(2,692)
Deposits	2,423	11,580
Other	(326)	(891)

Net cash provided by financing activities	7,669	3,630

Effect of exchange rate changes on cash and cash equivalents	(2,585)	(552)

Net decrease in cash and cash equivalents	(43,692)	(111,421)
Cash and cash equivalents, beginning of period	283,680	205,833

Cash and cash equivalents, end of period	$239,988	$94,412

Supplemental cash flow disclosures
Cash paid for interest	$23,047	$23,541
Cash paid for income taxes, net of refunds	9,121	15,743
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	2,124	1,674

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator—basic and diluted
Net income	$21,709	$17,247	$45,395	$35,364

Denominator
Weighted average number of common shares outstanding—basic	40,792	39,681	40,607	39,560
Effect of dilutive stock options	451	288	414	322
Effect of dilutive restricted shares	453	781	508	722

Weighted average number of common shares outstanding—diluted	41,696	40,750	41,529	40,604

Earnings per common share—basic	$0.53	$0.43	$1.12	$0.89

Earnings per common share—diluted	$0.52	$0.42	$1.09	$0.87

Antidilutive stock options and restricted shares	1,524	3,637	1,849	3,408

3. New Accounting Standards Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. We have not evaluated the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

4. Special Charges

There were no special charges recorded during the three and six months ended June 30, 2015.

During the three months ended June 30, 2014, we recorded special charges totaling $9.4 million, of which $0.6 million was non-cash. The charges consisted of $7.9 million related to the termination of the Company’s corporate airplane lease and $1.5 million related to the closure of the Company’s West Palm Beach executive office and related lease termination.

The total cash outflow associated with the special charges recorded in 2014, 2013 and 2012 is expected to be $65.1 million, of which $50.8 million has been paid as of June 30, 2015. Approximately $2.2 million is expected to be paid during the remainder of 2015, $3.3 million is expected to be paid in 2016, $3.1 million is expected to be paid in 2017, $2.7 million is expected to be paid in 2018, and the remaining balance of $3.0 million will be paid from 2019 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the six months ended June 30, 2015 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2014	$13,759	$4,854	$18,613
Payments	(3,680)	(496)	$(4,176)
Foreign currency translation adjustment and other	(168)	—	$(168)

Balance at June 30, 2015	$9,911	$4,358	$14,269

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $3.6 million and $6.6 million for the three and six months ended June 30, 2015, respectively, and $4.2 million and $8.7 million for the three and six months ended June 30, 2014, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.8 million and $10.7 million for the three and six months ended June 30, 2015, respectively, and $4.6 million and $9.1 million for the three and six months ended June 30, 2014, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2015 and December 31, 2014, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2015 was $740.5 million compared to a carrying value of $711.0 million. At December 31, 2014, the fair value of our long-term debt was $735.0 million compared to a carrying value of $711.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes,” and together with the 2020 Notes, the “Senior Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income. During the three and six months ended June 30, 2015, the Company recorded $1.7 million gain related to the change in fair value of future contingent consideration payments, of which $1.5 million related to a termination of a contingent consideration arrangement, for which no future payments will be made. Fair value remeasurement gains of $0.3 million and $2.4 million for the three and six months ended June 30, 2014, respectively.

The following table represents the changes in the acquisition-related contingent consideration liability during the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$6,331	$6,903	$6,338	$13,329
Acquisition (1)	—	—	—	(4,495)
Accretion of acquisition-related contingent consideration	137	255	371	535
Remeasurement of acquisition-related contingent consideration	(1,675)	(261)	(1,675)	(2,383)
Payments	(421)	(314)	(662)	(378)
Unrealized gains (losses) related to currency translation in other comprehensive income	—	18	—	(7)

Ending balance	$4,372	$6,601	$4,372	$6,601

(1)	Includes adjustments during the purchase price allocation period.

8. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2015, are as follows:

	Corporate Finance/ Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2014:
Goodwill	$446,066	$238,173	$269,897	$117,967	$333,725	$1,405,828
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at December 31, 2014	446,066	238,173	269,897	117,967	139,586	1,211,689

Acquisitions	427	—	—	—	—	427
Foreign currency translation adjustment and other	(2,474)	(758)	(149)	21	(248)	(3,608)

Goodwill	444,019	237,415	269,748	117,988	333,477	1,402,647
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at June 30, 2015	$444,019	$237,415	$269,748	$117,988	$139,338	$1,208,508

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $3.0 million and $6.0 million for the three and six months ended June 30, 2015, respectively, and $3.5 and $8.1 million for the three and six months ended June 30, 2014, respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2015, we estimate amortization expense to be $5.8 million during the remainder of 2015, $10.6 million in 2016, $9.8 million in 2017, $8.2 million in 2018, $7.6 million in 2019, $7.4 million in 2020, and $15.4 million in years after 2020. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

9. Debt

The components of debt obligations are presented in the table below:

	June 30, 2015	December 31, 2014
6 3⁄4% senior notes due 2020	$400,000	$400,000
6.0% senior notes due 2022	300,000	300,000
Notes payable to former shareholders of acquired businesses	11,000	11,000

Total debt	711,000	711,000
Less current portion	11,000	11,000

Long-term debt, net of current portion	$700,000	$700,000

On June 26, 2015, we entered into a credit agreement (the “2015 Credit Agreement”), which effectively amended and extended our prior Credit Agreement, dated November 27, 2012 (the “2012 Credit Agreement”). The 2012 Credit Agreement provided for a five-year $350 million senior secured revolving line of credit maturing on November 27, 2017. The 2015 Credit Agreement provides for a $550 million senior secured revolving line of credit (the “2015 Credit Facility”) maturing on June 26, 2020. We did not incur any early termination or prepayment penalties in connection with the replacement of the 2012 Credit Agreement. At the Company’s option, borrowings under the 2015 Credit Facility will bear interest at either one, two or three month LIBOR or an alternative base rate, in each case plus the applicable margin. Borrowings will initially bear interest at LIBOR plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75% per annum, in the case of base rate loans. After delivering the compliance certificate for the fiscal quarter ended June 30, 2015, the applicable margin will fluctuate between 1.375% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.375% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Leverage Ratio (as defined in the Credit Agreement) at such time.

We will initially be required to pay a commitment fee of 0.30% per annum on the daily unused amount of the facility and a letter of credit fronting fee of 1.75% per annum on the maximum amount available to be drawn under each letter of credit that is issued and outstanding. After delivering the compliance certificate for the fiscal quarter ending June 30, 2015, the commitment fee rate will fluctuate between 0.25% and 0.35% per annum and the letter of credit fee rate will fluctuate between 1.375% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Leverage Ratio.

Under the 2015 Credit Facility, the lenders have a security interest in substantially all of the existing and after acquired assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the revolving credit facility under the 2015 Credit Agreement or provide new term loans under the 2015 Credit Agreement, in each case, up to a maximum of $100.0 million plus unlimited amounts so long as the effect of the new increase does not cause the Consolidated Total Leverage Ratio to be greater than 3.50 to 1.00.

The 2015 Credit Agreement governing our 2015 Credit Facility and the indentures governing our Notes contain covenants which, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell assets or engage in sale-leasebacks, guarantee obligations of other entities and our foreign subsidiaries, make investments and loans, enter into transactions with affiliates or related persons, repay, redeem or purchase certain indebtedness (or modify the terms thereof), make material changes to accounting and reporting practices and engage in any business other than consulting-related businesses or substantially related, complimentary or incidental businesses. In addition, the 2015 Credit Agreement governing our 2015 Credit Facility includes financial covenants that require us to (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA), (and (iii) not to exceed a maximum consolidated interest coverage ratio (the ratio of adjusted EBITDA minus capital expenditures and cash taxes to cash interest). At June 30, 2015, we were in compliance with all covenants as stipulated in the 2015 Credit Agreement governing our 2015 Credit Facility and the indentures governing our Senior Notes. There were no borrowings outstanding under the Company’s 2015 Credit Facility as of June 30, 2015.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended June 30, 2015, we granted 124,688 restricted stock awards, 126,070 stock options, 81,016 performance stock units, and 51,369 restricted stock units. During the six months ended June 30, 2015, we granted 244,020 restricted stock awards, 184,933 stock options, 81,016 performance stock units, and 109,665 restricted stock units. During the three months ended June 30, 2015, 43,537 stock options were forfeited prior to the completion of the vesting requirements. These awards are recorded as equity on the Condensed Consolidated Balance Sheet.

Total share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2015 and 2014 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Statement Classification	2015	2014	2015	2014
Direct cost of revenues	$2,234	$3,548	$6,133	$9,370
Selling, general and administrative expenses	2,134	2,773	5,177	6,027

Total share-based compensation expense	$4,368	$6,321	$11,310	$15,397

12. Income Taxes

The Company has estimated its annual effective tax rate for the full fiscal year 2015 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and six months ended June 30, 2015. The Company also records discrete items in each respective period as appropriate.

As of June 30, 2015 and December 31, 2014, the liability for uncertain tax positions was $7.9 million and $2.8 million respectively. During the six month ended June 30, 2015, the increase in the liability for uncertain tax positions is due to the timing of tax deductions claimed in prior years.

13. Segment Reporting

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Corporate Finance/Restructuring	$109,113	$104,020	$215,325	$198,002
Forensic and Litigation Consulting	126,131	119,081	249,396	240,510
Economic Consulting	108,698	117,227	214,779	224,078
Technology	61,826	60,720	116,480	120,783
Strategic Communications	43,369	53,276	85,495	96,503

Revenues	$449,137	$454,324	$881,475	$879,876

Adjusted Segment EBITDA
Corporate Finance/Restructuring	$22,032	$19,133	$44,512	$30,084
Forensic and Litigation Consulting	19,979	22,271	42,050	48,765
Economic Consulting	15,292	18,043	26,848	31,073
Technology	12,166	15,104	22,239	32,452
Strategic Communications	5,631	5,834	11,383	8,563

Total Adjusted Segment EBITDA	$75,100	$80,385	$147,032	$150,937

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Adjusted Segment EBITDA	$75,100	$80,385	$147,032	$150,937
Segment depreciation expense	(6,513)	(7,512)	(13,504)	(15,060)
Amortization of other intangible assets	(3,007)	(3,452)	(6,019)	(8,068)
Special charges	—	(9,364)	—	(9,364)
Unallocated corporate expenses, excluding special charges	(20,101)	(21,386)	(34,182)	(41,779)
Interest income and other	950	1,448	813	2,451
Interest expense	(12,473)	(12,908)	(24,841)	(25,563)
Remeasurement of acquisition-related contingent consideration	1,675	261	1,675	2,383

Income before income tax provision	$35,631	$27,472	$70,974	$55,937

14. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our 2015 Credit Facility and Senior Notes. The guarantees are full and unconditional and joint and several. All of the guarantors are 100%-owned, direct or indirect, subsidiaries. The following financial information presents condensed consolidating balance sheets, statements of comprehensive income and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of June 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$132,087	$159	$107,742	$—	$239,988
Accounts receivable, net	185,150	176,336	187,814	—	549,300
Intercompany receivables	—	873,606	—	(873,606)	—
Other current assets	69,662	26,636	18,837	—	115,135

Total current assets	386,899	1,076,737	314,393	(873,606)	904,423
Property and equipment, net	34,915	15,960	29,652	—	80,527
Goodwill	558,978	416,053	233,477	—	1,208,508
Other intangible assets, net	27,834	17,001	48,316	(22,795)	70,356
Investments in subsidiaries	1,959,993	491,623	—	(2,451,616)	—
Other assets	53,092	78,189	41,969	—	173,250

Total assets	$3,021,711	$2,095,563	$667,807	$(3,348,017)	$2,437,064

Liabilities
Intercompany payables	$821,938	$13,607	$38,061	$(873,606)	$—
Other current liabilities	130,039	98,336	86,246	—	314,621

Total current liabilities	951,977	111,943	124,307	(873,606)	314,621
Long-term debt, net	700,000	—	—	—	700,000
Other liabilities	206,152	11,140	41,569	—	258,861

Total liabilities	1,858,129	123,083	165,876	(873,606)	1,273,482
Stockholders’ equity	1,163,582	1,972,480	501,931	(2,474,411)	1,163,582

Total liabilities and stockholders’ equity	$3,021,711	$2,095,563	$667,807	$(3,348,017)	$2,437,064

Condensed Consolidating Balance Sheet Information as of December 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$171,090	$159	$112,431	$—	$283,680
Accounts receivable, net	153,495	162,032	169,574	—	485,101
Intercompany receivables	—	875,000	12,195	(887,195)	—
Other current assets	74,455	22,994	17,943	—	115,392

Total current assets	399,040	1,060,185	312,143	(887,195)	884,173
Property and equipment, net	33,864	17,050	31,249	—	82,163
Goodwill	559,318	416,053	236,318	—	1,211,689
Other intangible assets, net	29,807	18,432	53,357	(24,562)	77,034
Investments in subsidiaries	1,915,869	484,162	—	(2,400,031)	—
Other assets	61,025	78,388	36,055	—	175,468

Total assets	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Liabilities
Intercompany payables	$832,253	$14,197	$40,745	$(887,195)	$—
Other current liabilities	148,299	113,450	105,343	—	367,092

Total current liabilities	980,552	127,647	146,088	(887,195)	367,092
Long-term debt, net	700,000	—	—	—	700,000
Other liabilities	215,625	14,955	30,109	—	260,689

Total liabilities	1,896,177	142,602	176,197	(887,195)	1,327,781
Stockholders’ equity	1,102,746	1,931,668	492,925	(2,424,593)	1,102,746

Total liabilities and stockholders’ equity	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

June 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$172,899	$289,431	$125,484	$(138,677)	$449,137
Operating expenses
Direct cost of revenues	106,517	238,186	85,255	(138,489)	291,469
Selling, general and administrative expenses	48,177	30,962	30,094	(188)	109,045
Acquisition-related contingent consideration	(1,485)	(53)	—	—	(1,538)
Amortization of other intangible assets	986	716	2,202	(897)	3,007

Operating income	18,704	19,620	7,933	897	47,154
Other (expense) income	(11,709)	(1,053)	1,239	—	(11,523)

Income before income tax provision	6,995	18,567	9,172	897	35,631
Income tax provision	4,124	8,267	1,531	—	13,922
Equity in net earnings of subsidiaries	18,838	6,851	—	(25,689)	—

Net income	21,709	17,151	7,641	(24,792)	21,709

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	13,298	—	13,298

Total other comprehensive income, net of tax	—	—	13,298	—	13,298

Comprehensive income	$21,709	$17,151	$20,939	$(24,792)	$35,007

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

June 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$155,457	$269,329	$131,805	$(102,267)	$454,324
Operating expenses
Direct cost of revenues	98,574	210,455	88,439	(101,919)	295,549
Selling, general and administrative expenses	45,864	30,077	31,439	(348)	107,032
Special Charges	9,364	—	—	—	9,364
Acquisition-related contingent consideration	2	200	(207)	—	(5)
Amortization of other intangible assets	1,086	641	2,697	(972)	3,452

Operating income	567	27,956	9,437	972	38,932
Other (expense) income	(12,262)	(1,969)	2,771	—	(11,460)

Income (loss) before income tax provision	(11,695)	25,987	12,208	972	27,472
Income tax (benefit) provision	(4,847)	11,858	3,214	—	10,225
Equity in net earnings of subsidiaries	24,095	8,357	—	(32,452)	—

Net income	17,247	22,486	8,994	(31,480)	17,247

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	7,694	—	7,694

Total other comprehensive income, net of tax	—	—	7,694	—	7,694

Comprehensive income	$17,247	$22,486	$16,688	$(31,480)	$24,941

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended

June 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$342,034	$433,570	$247,336	$(141,465)	$881,475
Operating expenses
Direct cost of revenues	211,580	334,773	165,338	(141,192)	570,499
Selling, general and administrative expense	91,588	60,839	59,105	(273)	211,259
Acquisition-related contingent consideration	(1,420)	116	—	—	(1,304)
Amortization of other intangible assets	1,972	1,431	4,383	(1,767)	6,019

Operating income	38,314	36,411	18,510	1,767	95,002
Other (expense) income	(25,575)	(3,063)	4,610	—	(24,028)

Income (loss) before income tax provision	12,739	33,348	23,120	1,767	70,974
Income tax (benefit) provision	6,687	13,993	4,899	—	25,579
Equity in net earnings of subsidiaries	39,343	16,676	—	(56,019)	—

Net income	45,395	36,031	18,221	(54,252)	45,395

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(7,184)	—	(7,184)

Total other comprehensive income, net of tax	—	—	(7,184)	—	(7,184)

Comprehensive income	$45,395	$36,031	$11,037	$(54,252)	$38,211

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended

June 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$306,489	$521,412	$252,332	$(200,357)	$879,876
Operating expenses
Direct cost of revenues	198,072	406,154	165,296	(199,698)	569,824
Selling, general and administrative expense	91,162	58,577	66,339	(659)	215,419
Special charges	9,364	—	—	—	9,364
Acquisition-related contingent consideration	(596)	(403)	(849)	—	(1,848)
Amortization of other intangible assets	2,159	1,370	6,468	(1,929)	8,068

Operating income	6,328	55,714	15,078	1,929	79,049
Other (expense) income	(25,576)	(4,235)	6,699	—	(23,112)

Income (loss) before income tax provision	(19,248)	51,479	21,777	1,929	55,937
Income tax (benefit) provision	(7,705)	22,904	5,374	—	20,573
Equity in net earnings of subsidiaries	46,907	14,690	—	(61,597)	—

Net income	35,364	43,265	16,403	(59,668)	35,364

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	12,422	—	12,422

Total other comprehensive income, net of tax	—	—	12,422	—	12,422

Comprehensive income	$35,364	$43,265	$28,825	$(59,668)	$47,786

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(28,171)	$8,296	$(10,856)	$(30,731)
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(576)	(576)
Purchases of property and equipment	(6,000)	(8,887)	(2,646)	(17,533)
Other	25	—	39	64

Net cash used in investing activities	(5,975)	(8,887)	(3,183)	(18,045)

Financing activities
Payments of debt financing fees	(3,090)	—	—	(3,090)
Net issuance of common stock under equity compensation plans	8,662	—	—	8,662
Deposits	—	—	2,423	2,423
Other	(114)	(212)	—	(326)
Intercompany transfers	(10,315)	803	9,512	—

Net cash provided by (used in) financing activities	(4,857)	591	11,935	7,669

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,585)	(2,585)

Net decrease in cash and cash equivalents	(39,003)	—	(4,689)	(43,692)
Cash and cash equivalents, beginning of period	171,090	159	112,431	283,680

Cash and cash equivalents, end of period	$132,087	$159	$107,742	$239,988

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(26,238)	$(33,013)	$(17,853)	(77,104)
Investing activities
Payments for acquisition of businesses, net of cash received	(14,656)	—	(955)	(15,611)
Purchases of property and equipment	(7,140)	(3,890)	(10,748)	(21,778)
Other	(6)	—	—	(6)

Net cash used in investing activities	(21,802)	(3,890)	(11,703)	(37,395)

Financing activities
Net issuance of common stock under equity compensation plans	(2,692)	—	—	(2,692)
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Deposits	—	—	11,580	11,580
Other	444	(378)	(957)	(891)
Intercompany transfers	(24,147)	36,943	(12,796)	—

Net cash (used in) provided by financing activities	(30,762)	36,565	(2,173)	3,630

Effect of exchange rate changes on cash and cash equivalents	—	—	(552)	(552)

Net decrease in cash and cash equivalents	(78,802)	(338)	(32,281)	(111,421)
Cash and cash equivalents, beginning of period	111,943	494	93,396	205,833

Cash and cash equivalents, end of period	$33,141	$156	$61,115	$94,412

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

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

We report financial results for the following five reportable segments:

Our Corporate Finance/Restructuring (“Corporate Finance”) segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$449,137	$454,324	$881,475	$879,876
Special charges	$—	$9,364	$—	$9,364
Adjusted EBITDA	$55,789	$59,903	$114,457	$111,099
Net income	$21,709	$17,247	$45,395	$35,364
Earnings per common share—diluted	$0.52	$0.42	$1.09	$0.87
Adjusted EPS	$0.50	$0.55	$1.07	$0.97
Cash provided by (used in) operating activities	$20,602	$33,691	$(30,731)	$(77,104)
Total number of employees	4,536	4,223	4,536	4,223

Second Quarter 2015 Executive Highlights

Revenues

Revenues for the three months ended June 30, 2015 decreased $5.2 million, or 1.1%, to $449.1 million, which included a $14.2 million, or 3.1% decrease from the estimated negative impact of foreign currency translation, compared to $454.3 million in the same prior year period. Excluding the impact of foreign currency translation, revenues increased $9.0 million, or 2.0%. The increase in revenues largely resulted from higher demand for North American distressed and non-distressed engagements in our Corporate Finance segment and due to higher demand and success fees in our FLC health solutions practice. These increases were partially offset by decreased demand for our non-M&A related antitrust and financial economics services in our Economic Consulting segment and lower pass through income in our Strategic Communications segment.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2015 decreased $4.1 million, or 6.9%, to $55.8 million, or 12.4% of revenues, compared to $59.9 million, or 13.2% of revenues, in the same prior year period. Adjusted EBITDA was unfavorably impacted due to lower utilization in our FLC and Economic Consulting segments, the mix impact of engagements within our Technology segment, and investments in headcount to support certain segments strategic plans for the future. These declines were partially offset by higher demand and higher utilization in North America and the Europe, Middle East and Africa (“EMEA”) region distressed and non-distressed services in our Corporate Finance segment.

Net Income

Net income for the three months ended June 30, 2015 increased $4.5 million to $21.7 million, compared to $17.2 million in the same prior year period. Net income for the current quarter was impacted by the segment results described above and also included a $0.9 million positive impact related to the termination of a contingent consideration arrangement. The prior year quarter included a $9.4 million special charge related to the termination of an airplane lease and certain office closures.

Earnings per diluted share and Adjusted EPS

Earnings per share for the three months ended June 30, 2015 increased $0.10 to $0.52 from $0.42 in the same prior year period. Earnings per share were impacted by the results as outlined above and the contingent liability reversal, which increased earnings per share by $0.02. Earnings per share for the three months ended

June 30, 2014 included the impact of the special charge of $9.4 million, which reduced earnings per share by $0.14. Adjusted EPS for the three months ended June 30, 2015 were $0.50 as compared to $0.55 in the same prior year period.

Liquidity highlights

Cash used in operating activities decreased $46.4 million, or 60.1%, to $30.7 million for the six months ended June 30, 2015 compared to $77.1 million for the same prior year period with higher compensation and forgivable loan payments partially offset by higher cash collections. DSO, which is one measure of the collections cycle, was 104 days at June 30, 2015 compared to 108 days at June 30, 2014 reflecting improved collections. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Our financing activities during the three months ended June 30, 2015, included entering into the five-year, $550.0 million 2015 Credit Facility. The 2015 Credit Facility effectively amends and extends the maturity date of the Company’s prior $350.0 million credit facility from November 27, 2017 to June 26, 2020. Borrowings under the 2015 Credit Facility may be used as permitted under the terms of the 2015 Credit Facility to finance working capital, for capital expenditures and for other general corporate purposes, to repay or redeem existing debt, including under the Company’s existing credit facilities or senior notes, and for permitted acquisitions. The Company had no outstanding borrowings under the 2015 Credit Facility as of June 30, 2015.

The Company currently intends, on or before October 1, 2015 and subject to market conditions and other factors, to retire its $400.0 million of 6.75% Notes due 2020 (the “2020 Notes”), funded by a combination of approximately $275.0 million of borrowings under the 2015 Credit Facility and approximately $140.0 million of cash on hand. While this is its current intention, the Company is not providing a notice of redemption or otherwise making an irrevocable commitment to retire the 2020 Notes as described above, and any such decision will, among other things, be subject to further review and final approval by the Company’s Board of Directors. There can be no assurance that the Company will decide to retire the 2020 Notes in the manner described above or at all. Should the Company retire the 2020 Notes, on or before October 1, 2015, it estimates it would incur a charge for early retirement of debt, including remaining unamortized issuance expenses of approximately $19.0 million before taxes.

Headcount

As of June 30, 2015, our total headcount of 4,536 increased by a net of 132 employees from December 31, 2014 and billable headcount increased a net of 69 employees from the beginning of 2015.

Billable headcount additions for the six-months ended June 30, 2015 are referenced in the table below.

	Corporate Finance/ Restructuring (1)	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Billable Headcount
December 31, 2014	706	1,154	574	344	566	3,344
Additions (reductions), net	29	(9)	(8)	16	(10)	18

March 31, 2015	735	1,145	566	360	556	3,362

Additions (reductions), net	40	24	(12)	4	(5)	51

June 30, 2015	775	1,169	554	364	551	3,413

(1)	Includes 9 billable employees acquired by our Corporate Finance segment’s European tax advisory business in the 3 months ended June 30, 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance/Restructuring	$109,113	$104,020	$215,325	$198,002
Forensic and Litigation Consulting	126,131	119,081	249,396	240,510
Economic Consulting	108,698	117,227	214,779	224,078
Technology	61,826	60,720	116,480	120,783
Strategic Communications	43,369	53,276	85,495	96,503

Revenues	$449,137	$454,324	$881,475	$879,876

Operating income
Corporate Finance/Restructuring	$21,906	$17,068	$42,670	$25,675
Forensic and Litigation Consulting	18,476	20,839	38,950	46,241
Economic Consulting	14,282	16,840	24,578	29,270
Technology	8,465	10,905	14,663	23,971
Strategic Communications	4,126	4,030	8,323	5,035

Total segment operating income	67,255	69,682	129,184	130,192
Unallocated corporate expenses	(20,101)	(30,750)	(34,182)	(51,143)

Operating income	47,154	38,932	95,002	79,049

Other income (expense)
Interest income and other	950	1,448	813	2,451
Interest expense	(12,473)	(12,908)	(24,841)	(25,563)

	(11,523)	(11,460)	(24,028)	(23,112)

Income before income tax provision	35,631	27,472	70,974	55,937
Income tax provision	13,922	10,225	25,579	20,573

Net income	$21,709	$17,247	$45,395	$35,364

Earnings per common share—basic	$0.53	$0.43	$1.12	$0.89

Earnings per common share—diluted	$0.52	$0.42	$1.09	$0.87

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$21,709	$17,247	$45,395	$35,364
Add back:
Income tax provision	13,922	10,225	25,579	20,573
Other income (expense), net	11,523	11,460	24,028	23,112
Depreciation and amortization	7,303	8,416	15,111	17,001
Amortization of other intangible assets	3,007	3,452	6,019	8,068
Special charges	—	9,364	—	9,364
Remeasurement of acquisition-related contingent consideration	(1,675)	(261)	(1,675)	(2,383)

Adjusted EBITDA	$55,789	$59,903	$114,457	$111,099

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$21,709	$17,247	$45,395	$35,364
Add back:
Special charges, net of tax effect (1)	—	5,523	—	5,523
Remeasurement of acquisition-related contingent consideration, net of tax effect (2)	(1,005)	(164)	(1,005)	(1,514)

Adjusted net income	$20,704	$22,606	$44,390	$39,373

Earnings per common share—diluted	$0.52	$0.42	$1.09	$0.87
Add back:
Special charges, net of tax effect (1)	—	0.14	—	0.14
Remeasurement of acquisition-related contingent consideration, net of tax effect (2)	(0.02)	(0.01)	(0.02)	(0.04)

Adjusted EPS	$0.50	$0.55	$1.07	$0.97

Weighted average number of common shares outstanding—diluted	41,696	40,750	41,529	40,604

(1)	The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustments related to special charges for the three and six months ended June 30, 2014 was 41.0%. The tax expense related to the adjustment for special charges for the three and six months ended June 30, 2014 was $3.8 million, or a $0.09 impact on diluted earnings per share. During the three and six months ended, June 30, 2015, there were no special charges.

(2)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2015 was 40.0%. The tax expense related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2015 was $0.7 million, or a $0.02 impact on diluted earnings per share. The effective tax rates for the adjustments related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2014 were 37.2% and 36.5%, respectively. The tax expense related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2014 was $0.1 million with no impact on diluted earnings per share and $0.9 million, or a $0.02 impact on diluted earnings per share.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $10.7 million, or 34.6% to $20.1 million for the three months ended June 30, 2015 from $30.8 million for the same prior year period. Excluding the impact of special charges of $9.4 million recorded during the three months ended June 30, 2014, unallocated corporate expenses decreased $1.3 million, or 6.0%. The decrease was primarily due to lower third party costs related to strategic development efforts and executive search activities, lower costs related to performance based compensation for U.S. and regional teams, and the termination of the airplane lease and West Palm Beach executive office in 2014, partially offset by increased human resource, information technology and finance spend to support increased services.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $0.4 million to $1.0 million for the three months ended June 30, 2015 from $1.4 million for the same prior year period. The decrease was primarily due to an increase in net foreign currency transaction losses which were $0.3 million for the three months ended June 30, 2015 as compared to the net gains of $0.1 million in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense decreased $0.4 million, or 3.1%, to $12.5 million for the three months ended June 30, 2015 from $12.9 million for the same prior year period. Interest expense in 2015 was favorably impacted by lower average borrowings.

Income tax provision

The effective tax rates for the three months ended June 30, 2015 and June 30, 2014 were 39.1% and 37.2%, respectively. The increase in the effective tax rate for the three months ended June 30, 2015 as compared to the same prior year period, is primarily due to an increase in foreign losses with no tax benefit and certain unfavorable discrete tax adjustments recorded in the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $16.9 million, or 33.2% to $34.2 million for the six months ended June 30, 2015 from $51.1 million for the same prior year period. Excluding the impact of special charges of

$9.4 million recorded during the three months ended June 30, 2014, unallocated corporate expenses decreased $7.5 million, or 18.2%. The decrease was primarily due to lower costs related to our U.S. health and welfare plan, decreased third party costs related to strategic development efforts and executive search activities, the termination of the airplane lease and West Palm Beach executive office in 2014, and lower costs related to performance based compensation for U.S. and regional teams partially offset by increased human resource spend to support increased services.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $1.7 million to $0.8 million for the six months ended June 30, 2015 from $2.5 million for the same prior year period. The decrease was primarily due to an increase in net foreign currency transaction losses which were $1.7 million for the six months ended June 30, 2015 as compared to the net losses of $0.2 million in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense decreased $0.8 million, or 3.1%, to $24.8 million for the six months ended June 30, 2015 from $25.6 million for the same prior year period. Interest expense in 2015 was favorably impacted by lower average borrowings.

Income tax provision

The effective tax rates for the six months ended June 30, 2015 and June 30, 2014 were 36.0% and 36.8%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2015 as compared to the same prior year period is primarily due to a favorable discrete tax adjustment recorded in the six months ended June 30, 2015 related to the impact of 2015 state law changes on our deferred state tax liabilities.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$21,709	$17,247	$45,395	$35,364
Add back:
Income tax provision	13,922	10,225	25,579	20,573
Other income (expense), net	11,523	11,460	24,028	23,112
Unallocated corporate expense	20,101	30,750	34,182	51,143

Total Segment Operating Income	$67,255	$69,682	$129,184	$130,192
Add back:
Segment depreciation expense	6,513	7,512	13,504	15,060
Amortization of other intangible assets	3,007	3,452	6,019	8,068
Remeasurement of acquisition-related contingent consideration	(1,675)	(261)	(1,675)	(2,383)

Total Adjusted Segment EBITDA	$75,100	$80,385	$147,032	$150,937

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of revenue-generating professionals (at period end):
Corporate Finance/Restructuring	775	713	775	713
Forensic and Litigation Consulting	1,169	1,059	1,169	1,059
Economic Consulting	554	525	554	525
Technology (1)	364	328	364	328
Strategic Communications	551	566	551	566

Total revenue-generating professionals	3,413	3,191	3,413	3,191

Utilization rates of billable professionals: (2)
Corporate Finance/Restructuring	70%	71%	72%	71%
Forensic and Litigation Consulting	66%	71%	67%	73%
Economic Consulting	71%	78%	72%	75%
Average billable rate per hour: (3)
Corporate Finance/Restructuring	$394	$412	$384	$396
Forensic and Litigation Consulting	318	323	318	319
Economic Consulting	530	522	515	519

(1)	The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 507 as-needed employees during the three months ended June 30, 2015.

(2)	We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, local country standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented a utilization rate for our Technology and Strategic Communications segments as most of the revenues of these segments are not generated on an hourly basis.

(3)	For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented an average billable rate per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE/RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$109,113	$104,020	$215,325	$198,002

Operating expenses:
Direct cost of revenues	68,068	67,510	132,001	131,479
Selling, general and administrative expenses	19,695	18,191	40,223	37,977
Acquisition-related contingent consideration	(1,491)	40	(1,438)	(555)
Amortization of other intangible assets	935	1,211	1,869	3,426

	87,207	86,952	172,655	172,327

Segment operating income	21,906	17,068	42,670	25,675
Add back:
Depreciation and amortization of intangible assets	1,617	2,065	3,333	5,071
Remeasurement of acquisition-related contingent consideration	(1,491)	—	(1,491)	(662)

Adjusted Segment EBITDA	$22,032	$19,133	$44,512	$30,084

Gross profit (1)	$41,045	$36,510	$83,324	$66,523
Gross profit margin (2)	37.6%	35.1%	38.7%	33.6%
Adjusted Segment EBITDA Margin	20.2%	18.4%	20.7%	15.2%
Number of revenue generating professionals (at period end)	775	713	775	713
Utilization rates of billable professionals	70%	71%	72%	71%
Average billable rate per hour	$394	$412	$384	$396

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues increased $5.1 million, or 4.9%, to $109.1 million for the quarter ended June 30, 2015 compared to $104.0 million for the same prior year period, which included 4.0% estimated negative impact from foreign currency translation. Excluding the foreign currency translation impact, revenue increase of 8.9% was driven primarily by higher demand for the segment’s distressed and non-distressed service offerings in North America and for our EMEA based transaction advisory services practice, partially offset by a decline in demand in our Asia Pacific bankruptcy and restructuring practices and lower success fees in North America.

Gross profit increased $4.5 million, or 12.4%, to $41.0 million for the quarter ended June 30, 2015 compared to $36.5 million for the same prior year period. Gross profit margin increased 2.5 percentage points to 37.6% for the quarter ended June 30, 2015 compared to 35.1% for the same prior year period. The increase in gross margin was due to an increase in higher margin distressed activity coupled with higher utilization in North America, growth in distressed and transaction advisory services practice in EMEA region, which was partially offset by lower restructuring activity in Asia Pacific region.

SG&A expense increased $1.5 million, or 8.3%, to $19.7 million for the quarter ended June 30, 2015 compared to $18.2 million for the same prior year period. SG&A expense was 18.0% of revenues for the quarter ended June 30, 2015, compared to 17.5% for the same prior year period. The increase in SG&A expense was primarily due to higher outside services, recruiting expenses, and travel, meals and entertainment expenses.

Adjusted Segment EBITDA increased $2.9 million, or 15.2%, to $22.0 million for the quarter ended June 30, 2015 compared to $19.1 million for the same prior year period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues increased $17.3 million, or 8.7%, to $215.3 million for the six months ended June 30, 2015 compared to $198.0 million for the same prior year period, which included 3.7% estimated negative impact from foreign currency translation. Excluding the foreign currency translation impact, the revenue increase of 12.4% was driven primarily by higher demand for the segment’s distressed and non-distressed engagements in North America and higher demand and average realized bill rates in our EMEA based transaction advisory services practice, partially offset by a decline in demand in our Asia Pacific practice.

Gross profit increased $16.8 million, or 25.3%, to $83.3 million for the six months ended June 30, 2015 compared to $66.5 million for the same prior year period. Gross profit margin increased to 38.7% for the six months ended June 30, 2015 compared to 33.6% for the same prior year period. The increase in gross margin was due to an increase in higher margin distressed activity coupled with higher utilization in North America, growth in distressed and transaction advisory services practice in EMEA region, which was partially offset by lower restructuring activity in Asia Pacific region.

SG&A expense increased $2.2 million, or 5.9%, to $40.2 million for the six months ended June 30, 2015 compared to $38.0 million for the same prior year period. SG&A expense was 18.7% of revenues for the six months ended June 30, 2015, compared to 19.2% for the same prior year period. The increase in SG&A expense was due to higher outside services, travel, meals and entertainment, recruiting, and business development expenses.

Adjusted Segment EBITDA increased $14.4 million, or 48.0%, to $44.5 million for the six months ended June 30, 2015 compared to $30.1 million for the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$126,131	$119,081	$249,396	$240,510

Operating expenses:
Direct cost of revenues	81,721	75,332	160,284	149,133
Selling, general and administrative expenses	25,347	22,481	48,981	44,602
Acquisition-related contingent consideration	6	(245)	18	(890)
Amortization of other intangible assets	581	674	1,163	1,424

	107,655	98,242	210,446	194,269

Segment operating income	18,476	20,839	38,950	46,241
Add back:
Depreciation and amortization of intangible assets	1,503	1,693	3,100	3,458
Remeasurement of acquisition-related contingent consideration	—	(261)	—	(934)

Adjusted Segment EBITDA	$19,979	$22,271	$42,050	$48,765

Gross profit (1)	$44,410	$43,749	$89,112	$91,377
Gross profit margin (2)	35.2%	36.7%	35.7%	38.0%
Adjusted Segment EBITDA Margin	15.8%	18.7%	16.9%	20.3%
Number of revenue generating professionals (at period end)	1,169	1,059	1,169	1,059
Utilization rates of billable professionals	66%	71%	67%	73%
Average billable rate per hour	$318	$323	$318	$319

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues increased $7.1 million, or 5.9%, to $126.1 million for the three months ended June 30, 2015 compared to $119.1 million for the same prior year period, including a 1.9% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenue increased $9.4 million, or 7.9%, which was driven by higher demand and success fees in our health solutions practice and increased demand for our investigations and global construction solutions practices, partially offset by declines in our disputes and financial and enterprise data analytics practices.

Gross profit increased $0.7 million, or 1.5%, to $44.4 million for the three months ended June 30, 2015 compared to $43.7 million for the same prior year period. Gross profit margin decreased to 35.2% for the three months ended June 30, 2015 from 36.7% for the same prior year period. The decrease in gross profit margin is related to lower utilization in most practices and increased investment in new hires to support the EMEA and Asia Pacific investigation practices, partially offset by improved performance and success fees in our health solutions practice.

SG&A expense increased $2.9 million, or 12.8%, to $25.3 million for the three months ended June 30, 2015 compared to $22.5 million for the same prior year period. SG&A expense was 20.1% of revenue for the three months ended June 30, 2015, compared to 18.9% for the same prior year period. The increase in SG&A expense was due to severance related to a Senior Managing Director departure, higher bad debt expenses and outside services.

Adjusted Segment EBITDA decreased by $2.3 million, or 10.3%, to $20.0 million for the three months ended June 30, 2015 compared to $22.3 million for the same prior year period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2015

Revenues increased $8.9 million, or 3.7%, to $249.4 million for the six months ended June 30, 2015 compared to $240.5 million for the same prior year period, including a 1.6% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenue increased $12.7 million, or 5.3%, which was driven by higher demand and success fees in our health solutions practice and increased demand for our investigations and global construction solutions practices, which was partially offset by declines in our disputes and financial and enterprise data analytics practices.

Gross profit decreased $2.3 million, or 2.5%, to $89.1 million for the six months ended June 30, 2015 compared to $91.4 million for the same prior year period. Gross profit margin increased to 35.7% for the six months ended June 30, 2015 from 38.0% for the same prior year period. The decrease in gross profit margin is related to lower utilization in most practices and increased investment in new hires to support the EMEA and Asia Pacific investigation practices, partially offset by improved performance and success fees in our health solutions practice.

SG&A expense increased $4.4 million, or 9.8%, to $49.0 million for the six months ended June 30, 2015 compared to $44.6 million for the same prior year period. SG&A expense was 19.6% of revenue for the six months ended June 30, 2015, compared to 18.5% for the same prior year period. The increase in SG&A expense was due to severance related to a Senior Managing Director departure, higher bad debt expenses, recruiting fees and outside services.

Adjusted Segment EBITDA decreased by $6.7 million, or 13.8%, to $42.1 million for the six months ended June 30, 2015 compared to $48.8 million for the same prior year period.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$108,698	$117,227	$214,779	$224,078

Operating expenses:
Direct cost of revenues	79,434	84,855	159,373	162,825
Selling, general and administrative expenses	14,858	15,242	30,359	32,122
Acquisition-related contingent consideration	(184)	68	(147)	(667)
Amortization of other intangible assets	308	222	616	528

	94,416	100,387	190,201	194,808

Segment operating income	14,282	16,840	24,578	29,270
Add back:
Depreciation and amortization of intangible assets	1,194	1,203	2,454	2,590
Remeasurement of acquisition-related contingent consideration	(184)	—	(184)	(787)

Adjusted Segment EBITDA	$15,292	$18,043	$26,848	$31,073

Gross profit (1)	$29,264	$32,372	$55,406	$61,253
Gross profit margin (2)	26.9%	27.6%	25.8%	27.3%
Adjusted Segment EBITDA Margin	14.1%	15.4%	12.5%	13.9%
Number of revenue generating professionals (at period end)	554	525	554	525
Utilization rates of billable professionals	71%	78%	72%	75%
Average billable rate per hour	$530	$522	$515	$519

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues decreased $8.5 million, or 7.3%, to $108.7 million for the three months ended June 30, 2015 compared to $117.2 million for the same prior year period, which included a 2.8% decrease from the estimated negative impact of foreign currency translation. Revenues increased $2.1 million, or 1.8%, due to acquisitions as compared to the same prior year period. Excluding the foreign currency translation impact, organic revenue declined $7.4 million primarily due to decreased demand in our non-M&A related antitrust and financial economics services, partially offset by higher demand for our international arbitration services.

Gross profit decreased $3.1 million, or 9.6%, to $29.3 million for the three months ended June 30, 2015 compared to $32.4 million for the same prior year period. Gross profit margin decreased to 26.9% for the three months ended June 30, 2015 from 27.6% for the same prior year period. The decrease in gross profit margin was the result of lower utilization in our antitrust and financial economics services, partially offset by higher realized bill rates and utilization in our energy practice.

SG&A expense decreased $0.4 million, or 2.5%, to $14.9 million for the three months ended June 30, 2015 compared to $15.2 million for the same prior year period. SG&A expense was 13.7% of revenues for the three months ended June 30, 2015 compared to 13.0% for the same prior year period. The decrease in SG&A expense was due to lower bad debt partially offset by higher technology infrastructure and occupancy costs. Bad debt expense was $0.8 million or 0.7% of revenues for the three months ended June 30, 2015 compared to $2.0 million or 1.7% of revenues for the same prior year period.

Adjusted Segment EBITDA decreased $2.8 million, or 15.2%, to $15.3 million for the three months ended June 30, 2015, compared to $18.0 million for the same prior year period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues decreased $9.3 million, or 4.1%, to $214.8 million for the six months ended June 30, 2015 compared to $224.1 million for the same prior year period, which included a 2.6% decrease from the estimated negative impact of foreign currency translation. Revenues increased $4.1 million, or 1.8%, due to acquisitions as compared to the same prior year period. Excluding the foreign currency translation impact, organic revenue declined $7.6 million primarily due to decreased demand in our non-M&A related antitrust and financial economics services, partially offset by higher demand for our M&A and international arbitration services.

Gross profit decreased $5.8 million, or 9.5%, to $55.4 million for the six months ended June 30, 2015 compared to $61.3 million for the same prior year period. Gross profit margin decreased to 25.8% for the six months ended June 30, 2015 from 27.3% for the same prior year period. The decrease in gross profit margin was the result of lower utilization in our non-M&A related antitrust and financial economics services, partially offset by improved utilization in our M&A services and energy practice.

SG&A expense decreased $1.8 million, or 5.5%, to $30.4 million for the six months ended June 30, 2015 compared to $32.1 million for the same prior year period. SG&A expense was 14.1% of revenues for the six months ended June 30, 2015 compared to 14.3% for the same prior year period. The decrease in SG&A expense was due to lower bad debt and occupancy costs partially offset by higher technology infrastructure costs and acquired SG&A expenses. Bad debt expense was $2.4 million or 1.1% of revenues for the six months ended June 30, 2015 compared to $4.6 million or 2.0% of revenues for the same prior year period.

Adjusted Segment EBITDA decreased $4.2 million, or 13.6%, to $26.8 million for the six months ended June 30, 2015, compared to $31.1 million for the same prior year period.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues	$61,826	$60,720	$116,480	$120,783

Operating expenses:
Direct cost of revenues	34,871	32,949	65,103	63,649
Selling, general and administrative expenses	18,297	16,648	36,323	32,727
Amortization of other intangible assets	193	218	391	436

	53,361	49,815	101,817	96,812

Segment operating income	8,465	10,905	14,663	23,971
Add back:
Depreciation and amortization of intangible assets	3,701	4,199	7,576	8,481

Adjusted Segment EBITDA	$12,166	$15,104	$22,239	$32,452

Gross profit (1)	$26,955	$27,771	$51,377	$57,134
Gross profit margin (2)	43.6%	45.7%	44.1%	47.3%
Adjusted Segment EBITDA Margin	19.7%	24.9%	19.1%	26.9%
Number of revenue generating professionals (at period end) (3)	364	328	364	328

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues increased $ 1.1 million, or 1.8%, to $61.8 million for the three months ended June 30, 2015 compared to $60.7 million for the same prior year period, which included a 1.0% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact, revenues increased $1.7 million, or 2.8%, due to higher level of M&A related second requests, partially offset by a decline in cross border investigations and reduced pricing for certain services.

Gross profit decreased $0.8 million, or 2.9%, to $27.0 million for the three months ended June 30, 2015 compared to $27.8 million for the same prior year period. Gross profit margin decreased to 43.6% for the three months ended June 30, 2015 from 45.7% for the same prior year period. The decrease in gross margin percentage was due to lower realized pricing for certain services, investment in global personnel to support future growth opportunities, and increases in lower margin services as a percentage of total revenues.

SG&A increased $1.6 million, or 9.9%, to $18.3 million for the three months ended June 30, 2015 compared to $16.6 million for the same prior year period. SG&A expense was 29.6% of revenues for the three months ended June 30, 2015 compared to 27.4% for the same prior year period. The increase in SG&A expense was due to increased hiring to support business development and marketing activities and due to increased occupancy expenses. Research and development expense was $4.8 million for the three months ending June 30, 2015 compared to $4.6 million for the same prior year period.

Adjusted Segment EBITDA decreased $2.9 million, or 19.5%, to $12.2 million for the three months ended June 30, 2015 compared to $15.1 million for the same prior year period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues decreased $4.3 million, or 3.6% to $116.5 million for the six months ended June 30, 2015 compared to $120.8 million in the same prior year period, which included a 1.1% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact, revenues decreased $2.9 million, or 2.4%, due to the wind down of some cross border investigations, conclusion of certain product liability matters, and reduced pricing for certain services, partially offset by increased services volumes related to M&A activity.

Gross profit decreased $5.8 million, or 10.1%, to $51.4 million for the six months ended June 30, 2015 compared to $57.1 million for the same prior year period. Gross profit margin decreased to 44.1% for the six months ended June 30, 2015 from 47.3%, for the same prior year period. The decrease in gross profit margin was due to a change in the mix of revenue with higher margin unit-based revenue comprising a smaller percentage of total revenue, higher costs to support increased document review volumes, along with increased personnel and infrastructure costs to support continued global expansion.

SG&A increased $3.6 million, or 11.0%, to $36.3 million for the six months ended June 30, 2015 compared to $32.7 million for the same prior year period. SG&A expense was 31.2% of revenue for the six months ended June 30, 2015 compared to 37.1% for the same prior year period. The increase in SG&A expense was due to increased investment in business development and research and development personnel, increased occupancy costs related to additional personnel, marketing and travel expenses. Bad debt expense decreased by $0.8 million due to the increase in recoveries of previously reserved balances.

Research and development expense was $10.7 million for the six months ended June 30, 2015 compared to $9.1 million for the same prior year period. The increase in research and development expense is related to new initiatives, partially offset by increased capitalization of software development costs.

Adjusted Segment EBITDA decreased $10.2 million, or 31.5% to $22.2 million for the six months ended June 30, 2015 compared to $32.5 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues	$43,369	$53,276	$85,495	$96,503

Operating expenses:
Direct cost of revenues	27,375	34,903	53,738	62,738
Selling, general and administrative expenses	10,747	13,084	21,191	26,212
Acquisition-related contingent consideration	131	132	263	264
Amortization of other intangible assets	990	1,127	1,980	2,254

	39,243	49,246	77,172	91,468

Segment operating income	4,126	4,030	8,323	5,035
Add back:
Depreciation and amortization of intangible assets	1,505	1,804	3,060	3,528

Adjusted Segment EBITDA	$5,631	$5,834	$11,383	$8,563

Gross profit (1)	$15,994	$18,373	$31,757	$33,765
Gross profit margin (2)	36.9%	34.5%	37.1%	35.0%
Adjusted Segment EBITDA Margin	13.0%	10.9%	13.3%	8.9%
Number of revenue generating professionals (at period end)	551	566	551	566

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues decreased $9.9 million, or 18.6%, to $43.4 million for the quarter ended June 30, 2015 compared to $53.3 million for the same prior year period, which included a 7.3% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact, revenues decreased by $6.0 million, or 11.3%, predominantly due to a decrease in pass-through income, with the remainder of decrease coming from lower project based revenues in our North America and EMEA regions and decrease in retainer based revenues in our North America region, partially offset by growth in project based revenues in our Asia Pacific region.

Gross profit decreased $2.4 million, or 12.9%, to $16.0 million for the quarter ended June 30, 2015 compared to $18.4 million for the same prior year period. Gross profit margin increased 2.4 percentage points to 36.9% for the quarter ended June 30, 2015 from 34.5% for the same prior year period. The increase in gross profit margin was primarily due to improved revenue mix with a lower proportion of revenues coming from low margin pass-through income.

SG&A expense decreased $2.3 million, or 17.9%, to $10.7 million for the quarter ended June 30, 2015 compared to $13.1 million for the same prior year period. SG&A expense was 24.8% of revenue for the quarter ended June 30, 2015, slightly up from 24.6% of revenue for the same prior year period. The decrease in SG&A was primarily due to reduced overhead staff costs, lower corporate overhead allocations and occupancy costs, partially offset by higher bad debt expense.

Adjusted Segment EBITDA decreased $0.2 million, or 3.5%, to $5.6 million for the quarter ended June 30, 2015 compared to $5.8 million for the same prior year period, which included a 7.4% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact the Adjusted Segment EBITDA increased by $0.2 million.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues decreased $11.0 million, or 11.4%, to $85.5 million for the six months ended June 30, 2015 compared to $96.5 million for the same prior year period, which included a 7.1% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact, revenues decreased by $4.1 million, or 4.3%, due to decrease in lower margin pass-through income.

Gross profit decreased $2.0 million, or 5.9%, to $31.8 million for the six months ended June 30, 2015 compared to $33.8 million for the same prior year period. Gross profit margin increased 2.1 percentage points to 37.1% for the six months ended June 30, 2015 from 35.0% for the same prior year period. The increase in gross profit margin was primarily due to improved revenue mix with lower proportion of revenues coming from low margin pass-through income, lower headcount and staff costs.

SG&A expense decreased $5.0 million, or 19.2%, to $21.2 million for the six months ended June 30, 2015 compared to $26.2 million for the same prior year period. SG&A expense was 24.8% of revenue for the six months ended June 30, 2015, down from 27.2% of revenue for the same prior year period. The decrease in SG&A was primarily due to lower occupancy costs in EMEA, lower corporate allocations, compensation costs and legal fees.

Adjusted Segment EBITDA increased $2.8 million, or 32.9%, to $11.4 million for the six months ended June 30, 2015 compared to $8.6 million for the same prior year period, which included a 8.6% decrease from the estimated negative impact of foreign currency translation. Excluding the foreign currency translation impact the Adjusted Segment EBITDA increased by $3.6 million, or by 41.6%.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We do not expect the adoption of this ASU to have a material impact on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. We have not evaluated the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)
Net cash used in operating activities	$(30,731)	$(77,104)
Net cash used in investing activities	$(18,045)	$(37,395)
Net cash provided by financing activities	$7,669	$3,630
DSO	104	108

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

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Cash used in operating activities decreased $46.4 million, or 60.1%, to $30.7 million for the six months ended June 30, 2015 compared to $77.1 million for the same prior year period, primarily as a result of higher cash collections and a decrease in the funding of forgivable loans. DSO, which is one measure of the collections cycle, was 104 days at June 30, 2015 compared to 108 days at June 30, 2014 reflecting improved collections.

Net cash used in investing activities for the six months ended June 30, 2015 was $18.0 million compared to net cash used in investing activities of $37.4 million for the same prior year period. Payments for acquisitions completed during the six months ended June 30, 2015 were $0.6 million, net of cash received, compared to $1.0 million for the same prior year period. There were no payments of acquisition related contingent consideration for the six months ended June 30, 2015, compared to $14.6 million for the same prior year period. Capital expenditures were $17.5 million for the six months ended June 30, 2015 compared to $21.8 million for the same prior year period.

Net cash provided by financing activities for the six months ended June 30, 2015 was $7.7 million compared to $3.6 million for the same prior year period. Cash provided by financing activities in the six months ended June 30, 2015 was primarily related to $8.7 million in cash received from the issuance of common stock under our equity compensation plans and $2.4 million of refundable deposits related to one of our foreign entities offset by the payment of $3.1 million in debt financing fees related to the 2015 Credit Facility. Our financing activities for the six months ended June 30, 2014 included payments of $4.4 million to settle repurchases of the Company’s common stock that were made but not settled in the fourth quarter of 2013 and the receipt of $11.6 million of refundable deposits related to one of our foreign entities.

Capital Resources

On June 26, 2015, we entered into the five-year $550.0 million 2015 Credit Facility, which effectively amended and extended our prior Credit Facility, dated November 27, 2012. We did not incur any early termination or prepayment penalties in connection with the replacement of the prior Credit Facility. Borrowings under the 2015 Credit Facility may be used as permitted under the terms of the 2015 Credit Facility to finance working capital, for capital expenditures and for other general corporate purposes, to repay or redeem existing debt, including under the Company’s existing credit facilities or senior notes, and for permitted acquisitions.

As of June 30, 2015, our capital resources included $240.0 million of cash and cash equivalents and available borrowing capacity of $548.6 million under our 2015 Credit Facility. As of June 30, 2015, we had no outstanding borrowings under our 2015 Credit Facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the 2015 Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

The Company currently intends, on or before October 1, 2015 and subject to market conditions and other factors, to retire its $400.0 million of 6.75% Notes due 2020 (the “2020 Notes”), funded by a combination of approximately $275.0 million of borrowings under the 2015 Credit Facility and approximately $140.0 million of cash on hand. While this is its current intention, the Company is not providing a notice of redemption or otherwise making an irrevocable commitment to retire the 2020 Notes as described above, and any such decision will, among other things, be subject to further review and final approval by the Company’s Board of Directors. There can be no assurance that the Company will decide to retire the 2020 Notes in the manner described above or at all. Should the Company retire the 2020 Notes, on or before October 1, 2015, it estimates it would incur a charge for early retirement of debt, including remaining unamortized issuance expenses of approximately $19.0 million before taxes.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements, including interest payments on our long-term debt;

•	retirement of long-term debt;

•	compensating designated executive management and senior managing directors under our various long-term incentive compensation programs;

•	contingent obligations related to our acquisitions;

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings; and

•	other known future contractual obligations.

For the full fiscal year ending December 31, 2015, we anticipate aggregate capital expenditures will range between $33 million and $37 million to support our organization, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations is $4.4 million at June 30, 2015 with payment dates extending through 2018.

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

Any new debt funding, if available, may be on terms less favorable to us than our bank credit facility or the indentures that govern our 6 3/ 4% Senior Notes Due 2020 and 6.0% Senior Notes Due 2022. See “—Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the second quarter ended June 30, 2015 (in thousands, except per share amounts).

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value That May Yet Be Purchased Under the Program
April 1 through April 30, 2015	214	37.59	—	$—
May 1 through May 31, 2015	3,171	39.64	—	$—
June 1 through June 30, 2015	6,539	40.50	—	$—

Total	9,924		—	$—

1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

2)	The Company’s stock repurchase program authorized by the Board of Directors in June 2012 terminated on June 5, 2014.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011 (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4	Amendment No. 1 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

3.5	Amendment No. 2 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

10.1*	The FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2015 and incorporated herein by reference.)

10.2**	Credit Agreement, dated as of June 26, 2015, among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on June 30, 2015 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 and incorporated herein by reference.)

10.3**	Security Agreement, dated as of June 26, 2015, by and among FTI Consulting, Inc., the other grantors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on June 30, 2015 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 and incorporated herein by reference.)

10.3**	Pledge Agreement, dated as of June 26, 2015, by and among FTI Consulting, Inc., the other pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on June 30, 2015 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 and incorporated herein by reference.)

10.4†*	Employment Letter dated May 14, 2015 between FTI Consulting, Inc. and Curtis Lu

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Exhibit Description

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101†	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc. for the quarter ended June 30, 2015, filed herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement

**	With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2015

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)