Form 10-Q
period 2015-09-30
FTI CONSULTING INC
filed 2015-10-29
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common stock, par value $0.01 per share	41,952,973

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

Item 1.	Financial Statements

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$104,974	$283,680
Accounts receivable:
Billed receivables	426,947	381,464
Unbilled receivables	310,778	248,462
Allowance for doubtful accounts and unbilled services	(183,325)	(144,825)

Accounts receivable, net	554,400	485,101
Current portion of notes receivable	35,097	27,208
Prepaid expenses and other current assets	55,166	60,852
Current portion of deferred tax assets	38,842	27,332

Total current assets	788,479	884,173
Property and equipment, net of accumulated depreciation	77,716	82,163
Goodwill	1,199,490	1,211,689
Other intangible assets, net of amortization	67,252	77,034
Notes receivable, net of current portion	112,711	122,149
Other assets	48,364	53,319

Total assets	$2,294,012	$2,430,527

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$101,464	$99,494
Accrued compensation	203,492	220,959
Current portion of long-term debt	—	11,000
Billings in excess of services provided	29,554	35,639

Total current liabilities	334,510	367,092
Long-term debt, net of current portion	520,000	700,000
Deferred income taxes	178,180	161,932
Other liabilities	98,919	98,757

Total liabilities	1,131,609	1,327,781

Commitments and contingent liabilities (note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized—5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized—75,000; shares issued and outstanding—41,887 (2015) and 41,181 (2014)	419	412
Additional paid-in capital	421,532	393,174
Retained earnings	845,132	789,428
Accumulated other comprehensive loss	(104,680)	(80,268)

Total stockholders’ equity	1,162,403	1,102,746

Total liabilities and stockholders’ equity	$2,294,012	$2,430,527

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$455,470	$451,178	$1,336,945	$1,331,054

Operating expenses
Direct cost of revenues	301,609	293,244	872,108	863,068
Selling, general and administrative expenses	105,058	102,461	316,317	317,880
Special charges	—	5,347	—	14,711
Acquisition-related contingent consideration	159	257	(1,145)	(1,591)
Amortization of other intangible assets	2,900	3,398	8,919	11,466

	409,726	404,707	1,196,199	1,205,534

Operating income	45,744	46,471	140,746	125,520

Other income (expense)
Interest income and other	2,027	1,014	2,840	3,465
Interest expense	(11,696)	(12,634)	(36,537)	(38,197)
Loss on early extinguishment of debt	(19,589)	—	(19,589)	—

	(29,258)	(11,620)	(53,286)	(34,732)

Income before income tax provision	16,486	34,851	87,460	90,788
Income tax provision	6,177	12,329	31,756	32,902

Net income	$10,309	$22,522	$55,704	$57,886

Earnings per common share—basic	$0.25	$0.57	$1.37	$1.46

Earnings per common share—diluted	$0.25	$0.55	$1.34	$1.43

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$(17,229)	$(22,542)	$(24,412)	$(10,120)

Total other comprehensive loss, net of tax	(17,229)	(22,542)	(24,412)	(10,120)

Comprehensive (loss) income	$(6,920)	$(20)	$31,292	$47,766

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance December 31, 2014	41,181	$412	$393,174	$789,428	$(80,268)	$1,102,746
Net income	—	—	—	55,704	—	55,704
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(24,412)	(24,412)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $1,791	627	6	16,379	—	—	16,385
Restricted share grants, less net settled shares of 111	79	1	(4,167)	—	—	(4,166)
Stock units issued under incentive compensation plan	—	—	2,124	—	—	2,124
Share-based compensation	—	—	14,022	—	—	14,022

Balance September 30, 2015	41,887	$419	$421,532	$845,132	$(104,680)	$1,162,403

See accompanying notes to the condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$55,704	$57,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,569	26,318
Amortization of other intangible assets	8,919	11,466
Acquisition-related contingent consideration	(1,145)	(1,591)
Provision for doubtful accounts	10,364	11,896
Non-cash share-based compensation	14,356	18,930
Non-cash interest expense	2,029	2,020
Loss on early extinguishment of debt	19,589	—
Other	(674)	(358)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(84,411)	(107,847)
Notes receivable	(334)	(18,266)
Prepaid expenses and other assets	(4,396)	7,099
Accounts payable, accrued expenses and other	10,158	10,538
Income taxes	15,371	8,315
Accrued compensation	(19,518)	(16,958)
Billings in excess of services provided	(5,278)	11,031

Net cash provided by operating activities	43,303	20,479

Investing activities
Payments for acquisition of businesses, net of cash received	(575)	(15,684)
Purchases of property and equipment	(24,674)	(31,797)
Other	94	69

Net cash used in investing activities	(25,155)	(47,412)

Financing activities
Borrowings under revolving line of credit, net	220,000	—
Payments of long-term debt	(425,671)	(6,014)
Payments of debt financing fees	(3,701)	—
Purchase and retirement of common stock	—	(4,367)
Net issuance of common stock under equity compensation plans	13,931	(29)
Deposits	2,406	12,956
Other	124	(1,036)

Net cash (used in) provided by financing activities	(192,911)	1,510

Effect of exchange rate changes on cash and cash equivalents	(3,943)	(1,632)

Net decrease in cash and cash equivalents	(178,706)	(27,055)
Cash and cash equivalents, beginning of period	283,680	205,833

Cash and cash equivalents, end of period	$104,974	$178,778

Supplemental cash flow disclosures
Cash paid for interest	$37,031	$25,323
Cash paid for income taxes, net of refunds	16,386	24,580
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	2,124	1,674

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator—basic and diluted
Net income	$10,309	$22,522	$55,704	$57,886

Denominator
Weighted average number of common shares outstanding—basic	41,094	39,789	40,771	39,637
Effect of dilutive stock options	426	414	418	353
Effect of dilutive restricted shares	462	616	493	618

Weighted average number of common shares outstanding—diluted	41,982	40,819	41,682	40,608

Earnings per common share—basic	$0.25	$0.57	$1.37	$1.46

Earnings per common share—diluted	$0.25	$0.55	$1.34	$1.43

Antidilutive stock options and restricted shares	1,360	2,741	1,685	3,185

3. New Accounting Standards Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which states that the SEC would not object to the balance sheet presentation of the costs associated with the line-of-credit arrangement as an asset that would be amortized ratably over the term of the arrangement. Both updates are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We do not expect the adoption of these ASUs to have a material impact on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year, which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. We have not evaluated the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

4. Special Charges

There were no special charges recorded during the three and nine months ended September 30, 2015.

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

The total cash outflow associated with the special charges recorded in 2014, 2013 and 2012 is expected to be $65.1 million, of which $52.3 million has been paid as of September 30, 2015. Approximately $1.0 million is expected to be paid during the remainder of 2015, $3.3 million is expected to be paid in 2016, $3.1 million is expected to be paid in 2017, $2.7 million is expected to be paid in 2018, and the remaining balance of $2.7 million will be paid from 2019 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the nine months ended September 30, 2015 is as follows:

	Employee Termination Costs	Lease Costs	Total
Balance at December 31, 2014	$13,759	$4,854	$18,613
Payments	(4,717)	(908)	$(5,625)
Foreign currency translation adjustment and other	(165)	—	$(165)

Balance at September 30, 2015	$8,877	$3,946	$12,823

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $3.8 million and $10.4 million for the three and nine months ended September 30, 2015, respectively, and $3.2 million and $11.9 million for the three and nine months ended September 30, 2014, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.0 million and $14.7 million for the three and nine months ended September 30, 2015, respectively, and $4.7 million and $13.8 million for the three and nine months ended September 30, 2014, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2015 and December 31, 2014, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2015 was $532.0 million compared to a carrying value of $520.0 million. At December 31, 2014, the fair value of our long-term debt was $735.0 million compared to a carrying value of $711.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6 3/4% Senior Notes Due 2020 (“2020 Notes”) and 6.0% Senior Notes Due 2022 (“2022 Notes”). The fair value of our borrowing on our revolving line of credit approximate the carrying amount. During the quarter ended September 30, 2015, we repurchased a portion of our 2020 Notes through a cash tender offer and satisfied and discharged the entire remaining amount of our 2020 Notes pursuant to the indenture for the 2020 Notes (the “2020 Note Indenture”). The fair value of our 2020 Notes and 2022 Notes are classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income. No remeasurement gain or loss was recorded for the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company recorded a $1.7 million remeasurement gain related to the change in fair value of contingent consideration payments, of which $1.5 million related to a termination of a contingent consideration arrangement, for which no future payments will be made. No remeasurement gain was recorded during the three months ended September 30, 2014, compared to $2.4 million for the nine months ended September 30, 2014.

The following table represents the changes in the acquisition-related contingent consideration liability during the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$4,372	$6,601	$6,338	$13,329
Acquisition (1)	—	—	—	(4,495)
Accretion of acquisition-related contingent consideration	159	257	530	792
Remeasurement of acquisition-related contingent consideration	—	—	(1,675)	(2,383)
Payments	—	(200)	(662)	(578)
Unrealized gains (losses) related to foreign currency translation in other comprehensive income (loss)	—	—	—	(7)

Ending balance	$4,531	$6,658	$4,531	$6,658

(1)	Includes adjustments during the purchase price allocation period.

8. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2015, are as follows:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balances at December 31, 2014:
Goodwill	$446,066	$238,173	$269,897	$117,967	$333,725	$1,405,828
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at December 31, 2014	446,066	238,173	269,897	117,967	139,586	1,211,689

Acquisitions	70	—	—	—	—	70
Foreign currency translation adjustments and other	(5,652)	(2,185)	(350)	(41)	(4,041)	(12,269)

Goodwill	440,484	235,988	269,547	117,926	329,684	1,393,629
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)

Goodwill, net at September 30, 2015	$440,484	$235,988	$269,547	$117,926	$135,545	$1,199,490

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $2.9 million and $8.9 million for the three and nine months ended September 30, 2015, respectively, and $3.4 and $11.5 million for the three and nine months ended September 30, 2014, respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2015, we estimate amortization expense to be $2.9 million during the remainder of 2015, $10.5 million in 2016, $9.8 million in 2017, $8.2 million in 2018, $7.6 million in 2019, $7.4 million in 2020, and $15.3 million in years after 2020. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

9. Debt

The components of debt obligations are presented in the table below:

	September 30, 2015	December 31, 2014
6 3⁄4% senior notes due 2020	$—	$400,000
6.0% senior notes due 2022	300,000	300,000
Revolving line of credit	220,000
Notes payable to former shareholders of acquired businesses	—	11,000

Total debt	520,000	711,000
Less current portion	—	11,000

Long-term debt, net of current portion	$520,000	$700,000

On August 14, 2015, the Company commenced a cash tender offer for any and all of the 2020 Notes for a price equal to $1,037.88 per $1,000 principal amount, plus accrued interest (the “Tender Offer”). The Tender Offer expired on August 27, 2015 and on August 28, 2015, we retired an aggregate of $192.9 million principal amount of 2020 Notes pursuant to the Tender Offer. On September 1, 2015, the Company issued a notice of redemption for the balance of $207.1 million principal amount of 2020 Notes that remained outstanding after the Tender Offer, with a redemption date of October 1, 2015. On September 23, 2015, pursuant to the terms of the 2020 Note Indenture, we satisfied and discharged the $207.1 million principal amount of the 2020 Notes that remained outstanding by irrevocably depositing with a trustee, prior to the redemption date, sufficient funds to repurchase all such 2020 Notes at a redemption price of $1,033.75 (plus accrued and unpaid interest through September 30, 2015) for each $1,000 aggregate principal amount. The 2020 Notes were subsequently redeemed by the trustee on October 1, 2015.

We recognized a total loss on our early extinguishment of debt of approximately $19.6 million, consisting primarily of a redemption premium of $14.3 million and a $4.9 million non-cash write-off of unamortized deferred financing costs. This loss has been recorded in “Loss on early extinguishment of debt” within the Condensed Consolidated Statements of Comprehensive Income (Loss).

On August 19, 2015, we repaid the remaining $11.0 million balance of notes payable to the former shareholders of FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group), which we acquired in 2010.

On June 26, 2015, we entered into a credit agreement (the “2015 Credit Agreement”), which effectively amended and extended our prior credit agreement, dated November 27, 2012 (the “2012 Credit Agreement”). The 2012 Credit Agreement provided for a five-year $350 million senior secured revolving line of credit maturing on November 27, 2017. The 2015 Credit Agreement provides for a $550 million senior secured revolving line of credit (the “Credit Facility”) maturing on September 26, 2020. We did not incur any early termination or prepayment penalties in connection with the replacement of the 2012 Credit Agreement. At the Company’s option, borrowings under the Credit Facility will bear interest at either one, two or three month LIBOR or an alternative base rate, in each case plus the applicable margin. Borrowings will initially bear interest at LIBOR plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75% per annum, in the case of base rate loans. After delivering the compliance certificate for the fiscal quarter ended September 30, 2015, the applicable margin will fluctuate between 1.375% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.375% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) at such time.

We will initially be required to pay a commitment fee of 0.30% per annum on the daily unused amount of the facility and a letter of credit fronting fee of 1.75% per annum on the maximum amount available to be drawn under each letter of credit that is issued and outstanding. After delivering the compliance certificate for the fiscal quarter ending September 30, 2015, the commitment fee rate will fluctuate between 0.25% and 0.35% per annum and the letter of credit fee rate will fluctuate between 1.375% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Leverage Ratio.

Under the Credit Facility, the lenders have a security interest in substantially all of the existing and after acquired assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the Credit Facility under the 2015 Credit Agreement or provide new term loans under the 2015 Credit Agreement, in each case, up to a maximum of $100.0 million plus unlimited amounts so long as the effect of the new increase does not cause the Consolidated Total Leverage Ratio to be greater than 3.50 to 1.00.

The 2015 Credit Agreement governing our Credit Facility and the indenture governing our 2022 Notes contain covenants which, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell assets or engage in sale-leasebacks, guarantee obligations of other entities and our foreign subsidiaries, make investments and loans, enter into transactions with affiliates or related persons, repay, redeem or purchase certain indebtedness (or modify the terms thereof), make material changes to accounting and reporting practices and engage in any business other than consulting-related businesses or substantially related, complimentary or incidental businesses. In addition, the 2015 Credit Agreement governing our Credit Facility includes financial covenants that require us not to (i) exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA), and (ii) exceed a maximum consolidated interest coverage ratio (the ratio of adjusted EBITDA minus capital expenditures and cash taxes to cash interest). At September 30, 2015, we were in compliance with all covenants as stipulated in the 2015 Credit Agreement governing our Credit Facility and the indenture governing our 2022 Notes.

There were $220 million in borrowings outstanding under the Company’s Credit Facility as of September 30, 2015. The Company has classified these borrowings as long-term debt in the accompanying Condensed Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the 2015 Credit Agreement, to refinance these borrowings for more than one year from the Balance Sheet date.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended September 30, 2015, we awarded 19,657 restricted shares. During the nine months ended September 30, 2015, we awarded 263,677 restricted shares, stock options exercisable for up to 184,933 shares, 81,016 performance stock units, and 109,665 restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheet. During the three months ended September 30, 2015, stock options exercisable for up to 14,059 shares and 4,333 restricted shares were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2015 and 2014, respectively, is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income Statement Classification	2015	2014	2015	2014
Direct cost of revenues	$2,263	$2,654	$8,396	$12,024
Selling, general and administrative expenses	2,308	2,146	7,484	8,173
Special charges (1)	—	(994)	—	(994)

Total share-based compensation expense	$4,571	$3,806	$15,880	$19,203

(1)	Special charges of $0.2 million equity award expense acceleration are net of forfeitures of $1.2 million for the three and nine months ended September 30, 2014.

12. Segment Reporting

We manage our business in five reportable segments: Corporate Finance & Restructuring (formally known as Corporate Finance/Restructuring), Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance & Restructuring segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, mergers and acquisitions, post-acquisition integration, valuations, tax issues and performance improvement.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Corporate Finance & Restructuring	$113,487	$100,041	$328,812	$298,043
Forensic and Litigation Consulting	116,158	121,732	365,554	362,242
Economic Consulting	114,541	120,494	329,320	344,572
Technology	55,568	62,359	172,048	183,142
Strategic Communications	55,716	46,552	141,211	143,055

Revenues	$455,470	$451,178	$1,336,945	$1,331,054

Adjusted Segment EBITDA
Corporate Finance & Restructuring	$26,662	$15,534	$71,174	$45,618
Forensic and Litigation Consulting	13,406	22,260	55,456	71,025
Economic Consulting	16,654	18,426	43,502	49,499
Technology	10,813	17,835	33,052	50,287
Strategic Communications	8,717	6,605	20,100	15,168

Total Adjusted Segment EBITDA	$76,252	$80,660	$223,284	$231,597

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Adjusted Segment EBITDA	$76,252	$80,660	$223,284	$231,597
Segment depreciation expense	(6,733)	(7,293)	(20,237)	(22,353)
Amortization of other intangible assets	(2,900)	(3,398)	(8,919)	(11,466)
Special charges	—	(5,347)	—	(14,711)
Unallocated corporate expenses, excluding special charges	(20,875)	(18,151)	(55,057)	(59,930)
Interest income and other	2,027	1,014	2,840	3,465
Interest expense	(11,696)	(12,634)	(36,537)	(38,197)
Loss on early extinguishment of debt	(19,589)	—	(19,589)	—
Remeasurement of acquisition-related contingent consideration	—	—	1,675	2,383

Income before income tax provision	$16,486	$34,851	$87,460	$90,788

13. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our 2015 Credit Facility and 2022 Notes. The guarantees are full and unconditional and joint and several. All of the guarantors are 100%-owned, direct or indirect, subsidiaries. The following financial information presents condensed consolidating balance sheets, statements of comprehensive income and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions.

Condensed Consolidating Balance Sheet Information as of September 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$17,366	$156	$87,452	$—	$104,974
Accounts receivable, net	179,097	189,277	186,026	—	554,400
Intercompany receivables	—	893,594	36,038	(929,632)	—
Other current assets	84,501	25,454	19,150	—	129,105

Total current assets	280,964	1,108,481	328,666	(929,632)	788,479
Property and equipment, net	34,786	14,843	28,087	—	77,716
Goodwill	558,978	416,053	224,459	—	1,199,490
Other intangible assets, net	26,849	16,286	46,026	(21,909)	67,252
Investments in subsidiaries	1,971,516	481,967	—	(2,453,483)	—
Other assets	45,907	76,636	38,532	—	161,075

Total assets	$2,919,000	$2,114,266	$665,770	$(3,405,024)	$2,294,012

Liabilities
Intercompany payables	$872,934	$19,765	$36,933	$(929,632)	$—
Other current liabilities	139,131	96,965	98,414	—	334,510

Total current liabilities	1,012,065	116,730	135,347	(929,632)	334,510
Long-term debt, net	520,000	—	—	—	520,000
Other liabilities	224,532	12,117	40,450	—	277,099

Total liabilities	1,756,597	128,847	175,797	(929,632)	1,131,609
Stockholders’ equity	1,162,403	1,985,419	489,973	(2,475,392)	1,162,403

Total liabilities and stockholders’ equity	$2,919,000	$2,114,266	$665,770	$(3,405,024)	$2,294,012

Condensed Consolidating Balance Sheet Information as of December 31, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$171,090	$159	$112,431	$—	$283,680
Accounts receivable, net	153,495	162,032	169,574	—	485,101
Intercompany receivables	—	875,000	12,195	(887,195)	—
Other current assets	74,455	22,994	17,943	—	115,392

Total current assets	399,040	1,060,185	312,143	(887,195)	884,173
Property and equipment, net	33,864	17,050	31,249	—	82,163
Goodwill	559,318	416,053	236,318	—	1,211,689
Other intangible assets, net	29,807	18,432	53,357	(24,562)	77,034
Investments in subsidiaries	1,915,869	484,162	—	(2,400,031)	—
Other assets	61,025	78,388	36,055	—	175,468

Total assets	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Liabilities
Intercompany payables	$832,253	$14,197	$40,745	$(887,195)	$—
Other current liabilities	148,299	113,450	105,343	—	367,092

Total current liabilities	980,552	127,647	146,088	(887,195)	367,092
Long-term debt, net	700,000	—	—	—	700,000
Other liabilities	215,625	14,955	30,109	—	260,689

Total liabilities	1,896,177	142,602	176,197	(887,195)	1,327,781
Stockholders’ equity	1,102,746	1,931,668	492,925	(2,424,593)	1,102,746

Total liabilities and stockholders’ equity	$2,998,923	$2,074,270	$669,122	$(3,311,788)	$2,430,527

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended

September 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$166,290	$168,307	$124,288	$(3,415)	$455,470
Operating expenses
Direct cost of revenues	106,366	113,660	84,939	(3,356)	301,609
Selling, general and administrative expenses	45,973	30,449	28,695	(59)	105,058
Acquisition-related contingent consideration	6	153	—	—	159
Amortization of other intangible assets	986	715	2,085	(886)	2,900

Operating income	12,959	23,330	8,569	886	45,744
Other (expense) income	(32,412)	(735)	3,889	—	(29,258)

Income before income tax provision	(19,453)	22,595	12,458	886	16,486
Income tax provision	(6,663)	9,481	3,359	—	6,177
Equity in net earnings of subsidiaries	23,099	7,899	—	(30,998)	—

Net income	10,309	21,013	9,099	(30,112)	10,309

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	—	(17,229)	(17,229)

Total other comprehensive loss, net of tax	—	—	—	(17,229)	(17,229)

Comprehensive income (loss)	$10,309	$21,013	$9,099	$(47,341)	$(6,920)

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended

September 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$157,285	$268,949	$127,813	$(102,869)	$451,178
Operating expenses
Direct cost of revenues	101,646	210,283	83,910	(102,595)	293,244
Selling, general and administrative expenses	40,185	30,033	32,517	(274)	102,461
Special Charges	4,235	30	1,082	—	5,347
Acquisition-related contingent consideration	65	192	—	—	257
Amortization of other intangible assets	1,038	641	2,675	(956)	3,398

Operating income	10,116	27,770	7,629	956	46,471
Other (expense) income	(12,926)	(1,743)	3,049	—	(11,620)

Income (loss) before income tax provision	(2,810)	26,027	10,678	956	34,851
Income tax (benefit) provision	(810)	11,519	1,620	—	12,329
Equity in net earnings of subsidiaries	24,522	8,972	—	(33,494)	—

Net income	22,522	23,480	9,058	(32,538)	22,522

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(22,542)	—	(22,542)

Total other comprehensive loss, net of tax	—	—	(22,542)	—	(22,542)

Comprehensive income (loss)	$22,522	$23,480	$(13,484)	$(32,538)	$(20)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended

September 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$508,324	$601,877	$371,624	$(144,880)	$1,336,945
Operating expenses
Direct cost of revenues	317,946	448,433	250,277	(144,548)	872,108
Selling, general and administrative expense	137,561	91,288	87,800	(332)	316,317
Acquisition-related contingent consideration	(1,414)	269	—	—	(1,145)
Amortization of other intangible assets	2,958	2,146	6,468	(2,653)	8,919

Operating income	51,273	59,741	27,079	2,653	140,746
Other (expense) income	(57,987)	(3,798)	8,499	—	(53,286)

Income (loss) before income tax provision	(6,714)	55,943	35,578	2,653	87,460
Income tax (benefit) provision	24	23,474	8,258	—	31,756
Equity in net earnings of subsidiaries	62,442	24,575	—	(87,017)	—

Net income	55,704	57,044	27,320	(84,364)	55,704

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	—	(24,412)	(24,412)

Total other comprehensive loss, net of tax	—	—	—	(24,412)	(24,412)

Comprehensive income	$55,704	$57,044	$27,320	$(108,776)	$31,292

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended

September 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$463,774	$790,361	$380,145	$(303,226)	$1,331,054
Operating expenses
Direct cost of revenues	299,718	616,437	249,206	(302,293)	863,068
Selling, general and administrative expense	131,347	88,610	98,856	(933)	317,880
Special charges	13,599	30	1,082	—	14,711
Acquisition-related contingent consideration	(531)	(211)	(849)	—	(1,591)
Amortization of other intangible assets	3,197	2,011	9,143	(2,885)	11,466

Operating income	16,444	83,484	22,707	2,885	125,520
Other (expense) income	(38,502)	(5,978)	9,748	—	(34,732)

Income (loss) before income tax provision	(22,058)	77,506	32,455	2,885	90,788
Income tax (benefit) provision	(8,515)	34,423	6,994	—	32,902
Equity in net earnings of subsidiaries	71,429	23,662	—	(95,091)	—

Net income	57,886	66,745	25,461	(92,206)	57,886

Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax $0	—	—	(10,120)	—	(10,120)

Total other comprehensive loss, net of tax	—	—	(10,120)	—	(10,120)

Comprehensive income	$57,886	$66,745	$15,341	$(92,206)	$47,766

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2015

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$8,976	$26,113	$8,214	$43,303
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(575)	(575)
Purchases of property and equipment	(7,800)	(12,877)	(3,997)	(24,674)
Other	24	—	70	94

Net cash used in investing activities	(7,776)	(12,877)	(4,502)	(25,155)

Financing activities
Borrowings under revolving line of credit, net	220,000	—	—	220,000
Payments of long-term debt	(425,671)	—	—	(425,671)
Payments of debt financing fees	(3,701)	—	—	(3,701)
Net issuance of common stock under equity compensation plans	13,931	—	—	13,931
Deposits	—	—	2,406	2,406
Other	336	(212)	—	124
Intercompany transfers	40,181	(13,027)	(27,154)	—

Net cash used in financing activities	(154,924)	(13,239)	(24,748)	(192,911)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,943)	(3,943)

Net decrease in cash and cash equivalents	(153,724)	(3)	(24,979)	(178,706)
Cash and cash equivalents, beginning of period	171,090	159	112,431	283,680

Cash and cash equivalents, end of period	$17,366	$156	$87,452	$104,974

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2014

	FTI Consulting, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(12,091)	$40,238	$(7,668)	20,479
Investing activities
Payments for acquisition of businesses, net of cash received	(14,729)	—	(955)	(15,684)
Purchases of property and equipment	(10,988)	(9,197)	(11,612)	(31,797)
Other	2	—	67	69

Net cash used in investing activities	(25,715)	(9,197)	(12,500)	(47,412)

Financing activities
Payments of long-term debt	—	(6,000)	(14)	(6,014)
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Net issuance of common stock under equity compensation plans	(29)	—	—	(29)
Deposits	—	—	12,956	12,956
Other	226	(319)	(943)	(1,036)
Intercompany transfers	26,495	(25,053)	(1,442)	—

Net cash provided by (used in) financing activities	22,325	(31,372)	10,557	1,510

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,632)	(1,632)

Net decrease in cash and cash equivalents	(15,481)	(331)	(11,243)	(27,055)
Cash and cash equivalents, beginning of period	111,943	494	93,396	205,833

Cash and cash equivalents, end of period	$96,462	$163	$82,153	$178,778

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results and any discussion of prospective results may not indicate our future performance. See “—Forward-Looking Statements.”

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

We report financial results for the following five reportable segments:

Our Corporate Finance & Restructuring (“Corporate Finance”) (formerly known as Corporate Finance/Restructuring) segment focuses on strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, M&A, post-acquisition integration, valuations, tax issues and performance improvement.

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

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that is not presented in our financial statements and prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of these measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission (“SEC”) rules. Specifically, we have referred to:

•	Segment Operating Income (Loss)

•	Total Segment Operating Income (Loss)

•	Adjusted EBITDA

•	Adjusted Segment EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted EBITDA Margin

•	Adjusted Segment EBITDA Margin

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income (loss). We define Total Segment Operating Income (Loss) as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted EBITDA as consolidated net income (loss) before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income (loss) before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenues. We define Adjusted Segment EBITDA Margin as Adjusted Segment EBITDA as a percentage of a segment’s share of revenue. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We also believe that these measures, when considered together with our GAAP financial results, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”) as net income (loss) and earnings per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total company operating performance on a consistent basis. We believe that this measure, when considered together with our GAAP financial results, provides management and investors with a more complete understanding of our business operating results, including underlying trends, by excluding the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenues	$455,470	$451,178	$1,336,945	$1,331,054
Special charges	$—	$5,347	$—	$14,711
Loss on early extinguishment of debt	$(19,589)	$—	$(19,589)	$—
Adjusted EBITDA	$56,102	$63,395	$170,559	$174,494
Net income	$10,309	$22,522	$55,704	$57,886
Earnings per common share—diluted	$0.25	$0.55	$1.34	$1.43
Adjusted EPS	$0.53	$0.63	$1.60	$1.60
Cash provided by (used in) operating activities	$74,034	$97,583	$43,303	$20,479
Total number of employees	4,703	4,336	4,703	4,336

Third Quarter 2015 Executive Highlights

Revenues

Revenues for the three months ended September 30, 2015 increased $4.3 million, or 1.0%, to $455.5 million, which included a $14.0 million, or 3.1% decline from the estimated negative impact from foreign currency translation, compared to $451.2 million in the same prior year period. Excluding the estimated impact of foreign currency translation, revenues increased $18.3 million, or 4.1%. The increase in revenues primarily resulted from higher demand for North America distressed engagements in our Corporate Finance segment and higher pass through income in our Strategic Communications segment. This was partially offset by declines in our Technology segment, lower demand in our financial economics and non-M&A related antitrust services in our Economic Consulting segment and lower demand in our global disputes and investigations practices in our Forensics and Litigation Consulting segment.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2015 decreased $7.3 million, or 11.5%, to $56.1 million, or 12.3% of revenues, compared to $63.4 million, or 14.1% of revenues, in the same prior year period. Adjusted EBITDA was unfavorably impacted by a combination of lower margin revenues and underutilization in certain segments, partially offset by improved performance in our Corporate Finance and Strategic Communications segments.

Loss on early extinguishment of debt

In order to more effectively utilize the Company’s growing cash balances, maintain financial flexibility and reduce interest expense, we retired our $400 million principal amount of 2020 Notes during the three months ended September 30, 2015. We recognized a $19.6 million loss on early extinguishment of debt for the three and nine months ended September 30, 2015, consisting primarily of a redemption premium of $14.3 million and a $4.9 million non-cash write-off of unamortized deferred financing costs.

Net Income

Net income for the three months ended September 30, 2015 decreased $12.2 million to $10.3 million compared to $22.5 million in the same prior year period. Net income for the current quarter was impacted by the segment results and the loss on early extinguishment of debt described above. The prior year quarter’s net income was impacted by the segment results and $5.3 million in special charges.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended September 30, 2015 decreased $0.30 to $0.25 compared to $0.55 in the same prior year period. Earnings per diluted share for the three months ended September 30, 2015 were impacted by the segment results described above, as well as a $0.28 per share impact of the loss on early extinguishment of debt. Earnings per diluted share for the three months ended September 30, 2014 were impacted by the segment results, as well as a $0.08 per share impact of special charges. Adjusted EPS for the three months ended September 30, 2015 was $0.53 as compared to $0.63 in the same prior year period.

Liquidity highlights

Cash provided by operating activities decreased $23.6 million, or 24.1%, to $74.0 million for the three months ended September 30, 2015 compared to cash provided by operating activities of $97.6 million for the same prior year period, with lower cash collections and $12.3 million of accelerated interest payments due to the retirement of our 2020 Notes prior to the October 1, 2015 scheduled interest payment date. DSO, which is one measure of the collections cycle, was 105 days at September 30, 2015 compared to 107 days at September 30, 2014.

During the three months ended September 30, 2015, we retired $400 million principal amount of our 2020 Notes for $414.7 million using cash on hand of $164.7 million and borrowings under our Credit Facility of $250 million. Subsequent to the debt retirement, we repaid $30.0 million of the borrowings under our Credit Facility.

Headcount

As of September 30, 2015, our total headcount of 4,703 increased by a net of 299 employees from December 31, 2014 and billable headcount increased a net of 237 employees from December 31, 2014.

Billable headcount additions for the nine-months ended September 30, 2015 are referenced in the table below.

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Billable Headcount
December 31, 2014	706	1,154	574	344	566	3,344
Additions (reductions), net	29	(9)	(8)	16	(10)	18

March 31, 2015	735	1,145	566	360	556	3,362

Additions (reductions), net	40	24	(12)	4	(5)	51

June 30, 2015	775	1,169	554	364	551	3,413

Additions (reductions), net	55	40	40	(10)	43	168

September 30, 2015	830	1,209	594	354	594	3,581

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Corporate Finance & Restructuring	$113,487	$100,041	$328,812	$298,043
Forensic and Litigation Consulting	116,158	121,732	365,554	362,242
Economic Consulting	114,541	120,494	329,320	344,572
Technology	55,568	62,359	172,048	183,142
Strategic Communications	55,716	46,552	141,211	143,055

Revenues	$455,470	$451,178	$1,336,945	$1,331,054

Operating income
Corporate Finance & Restructuring	$25,112	$13,406	$67,782	$39,081
Forensic and Litigation Consulting	11,944	20,276	50,894	66,517
Economic Consulting	15,498	17,245	40,076	46,515
Technology	6,830	13,741	21,493	37,712
Strategic Communications	7,235	4,875	15,558	9,910

Total segment operating income	66,619	69,543	195,803	199,735
Unallocated corporate expenses	(20,875)	(23,072)	(55,057)	(74,215)

Operating income	45,744	46,471	140,746	125,520

Other income (expense)
Interest income and other	2,027	1,014	2,840	3,465
Interest expense	(11,696)	(12,634)	(36,537)	(38,197)
Loss on early extinguishment of debt	(19,589)	—	(19,589)	—

	(29,258)	(11,620)	(53,286)	(34,732)

Income before income tax provision	16,486	34,851	87,460	90,788
Income tax provision	6,177	12,329	31,756	32,902

Net income	$10,309	$22,522	$55,704	$57,886

Earnings per common share—basic	$0.25	$0.57	$1.37	$1.46

Earnings per common share—diluted	$0.25	$0.55	$1.34	$1.43

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$10,309	$22,522	$55,704	$57,886
Add back:
Income tax provision	6,177	12,329	31,756	32,902
Other income (expense), net	9,669	11,620	33,697	34,732
Depreciation and amortization	7,458	8,179	22,569	25,180
Amortization of other intangible assets	2,900	3,398	8,919	11,466
Special charges	—	5,347	—	14,711
Remeasurement of acquisition-related contingent consideration	—	—	(1,675)	(2,383)
Loss on early extinguishment of debt	19,589	—	19,589	—

Adjusted EBITDA	$56,102	$63,395	$170,559	$174,494

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$10,309	$22,522	$55,704	$57,886
Add back:
Special charges, net of tax effect (1)	—	3,154	—	8,676
Remeasurement of acquisition-related contingent consideration, net of tax effect (2)	—	—	(1,005)	(1,514)
Loss on early extinguishment of debt, net of tax effect (3)	11,881	—	11,881	—

Adjusted Net Income	$22,190	$25,676	$66,580	$65,048

Earnings per common share—diluted	$0.25	$0.55	$1.34	$1.43
Add back:
Special charges, net of tax effect (1)	—	0.08	—	0.21
Remeasurement of acquisition-related contingent consideration, net of tax effect (2)	—	—	(0.02)	(0.04)
Loss on early extinguishment of debt, net of tax effect (3)	0.28	—	0.28	—

Adjusted EPS	$0.53	$0.63	$1.60	$1.60

Weighted average number of common shares outstanding—diluted	41,982	40,819	41,682	40,608

(1)	The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustments related to special charges for the three and nine months ended September 30, 2014 was 41.0%. The tax expense related to the adjustment for special charges for the three and nine months ended September 30, 2014 was $2.2 million, or a $0.05 impact on diluted earnings per share, and $6.0 million, or a $0.15 impact on diluted earnings per share, respectively. During the three and nine months ended September 30, 2015, there were no special charges.

(2)	The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustments related to the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2015 was 40.0%. The tax expense related to the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2015 was $0.7 million, or a $0.02 impact on diluted earnings per share. The effective tax rate for the adjustments related to the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2014 was 36.5%. The tax expense related to the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2014 was $0.9 million, or a $0.02 impact on diluted earnings per share. There were no adjustments related to the remeasurement of acquisition-related contingent consideration for the three months ended September 30, 2015 and 2014.

(3)	The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the loss on early extinguishment of debt for the three and nine months ended September 30, 2015 was 39.3%. The tax expense related to the loss on early extinguishment of debt for the three and nine months ended September 30, 2015 was $7.7 million, or a $0.18 impact on diluted earnings per share. During the three and nine months ended September 30, 2014, there was no loss on early extinguishment of debt.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $2.2 million, or 9.5%, to $20.9 million for the three months ended September 30, 2015 compared to $23.1 million for the same prior year period. Excluding the impact of special charges of $4.9 million recorded during the three months ended September 30, 2014, unallocated corporate expenses increased $2.7 million, or 15.0%. The increase was primarily a result of the transfer, to our segments, of previously recognized cost reductions related to our U.S. health and welfare self-insured benefits. This was partially offset by lower third party costs related to strategic development efforts and reduced marketing spend.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased $1.0 million, or 99.9%, to $2.0 million for the three months ended September 30, 2015 compared to $1.0 million for the same prior year period. The increase was primarily due to an increase in net foreign currency transaction losses which were $0.7 million for the three months ended September 30, 2015 as compared to the net losses of $2.2 million in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables. In addition, the three months ended September 30, 2014 included a $1.2 million gain related to an insurance settlement.

Interest expense

Interest expense decreased $0.9 million, or 7.4%, to $11.7 million for the three months ended September 30, 2015 compared to $12.6 million for the same prior year period. Interest expense in 2015 was favorably impacted by lower interest rates as compared to the same prior year period, primarily due to the retirement of the 2020 Notes, which was primarily offset by interest expense relating to increased revolver borrowings in the third quarter of 2015.

Income tax provision

The effective tax rates for the three months ended September 30, 2015 and September 30, 2014 were 37.5% and 35.4%, respectively. The increase in the effective tax rate for the three months ended September 30, 2015 as compared to the same prior year period is primarily due to an increase in foreign losses with no tax benefit in the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses decreased $19.2 million, or 25.9%, to $55.1 million for the nine months ended September 30, 2015 compared to $74.2 million for the same prior year period. Excluding the impact of special charges of $14.3 million recorded during the nine months ended September 30, 2014, unallocated corporate expenses decreased $4.8 million, or 8.0%. The decrease was primarily due to lower third party costs related to strategic development efforts and executive search activities and the termination of the airplane lease and closure of the West Palm Beach executive office in 2014, offset by an increase in human resource, finance and information technology spend to support increased services.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased $0.7 million, or 18.0%, to $2.8 million for the nine months ended September 30, 2015 compared to $3.5 million for the same prior year period. The decrease was due to $0.7 million lower interest income in 2015 relative to the prior year and a $1.2 million gain related to an insurance settlement in 2014, partially offset by lower foreign currency transaction losses in 2015 relative to 2014. Transaction losses were $1.0 million for the nine months ended September 30, 2015 as compared to net losses of $2.4 million in the same prior year period. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense decreased $1.7 million, or 4.3%, to $36.5 million for the nine months ended September 30, 2015 compared to $38.2 million for the same prior year period. Interest expense in 2015 was favorably impacted by lower interest rates as compared to the same prior year period, primarily due to the repayment of the 2020 Notes during the three months ended September 30, 2015.

Income tax provision

The effective tax rates for the nine months ended September 30, 2015 and September 30, 2014 were 36.3% and 36.2%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2015 as compared to the same prior year period is primarily due to an increase in foreign losses with no tax benefit, partially offset by a favorable tax adjustment recorded in the nine months ended September 30, 2015 related to the impact of 2015 state law changes on our deferred state tax liabilities.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$10,309	$22,522	$55,704	$57,886
Add back:
Income tax provision	6,177	12,329	31,756	32,902
Other income (expense), net	9,669	11,620	33,697	34,732
Loss on early extinguishment of debt	19,589	—	19,589	—
Unallocated corporate expense	20,875	23,072	55,057	74,215

Total Segment Operating Income	$66,619	$69,543	$195,803	$199,735
Add back:
Segment depreciation expense	6,733	7,293	20,237	22,353
Amortization of other intangible assets	2,900	3,398	8,919	11,466
Segment special charges	—	426	—	426
Remeasurement of acquisition-related contingent consideration	—	—	(1,675)	(2,383)

Total Adjusted Segment EBITDA	$76,252	$80,660	$223,284	$231,597

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of revenue-generating professionals (at period end):
Corporate Finance & Restructuring	830	722	830	722
Forensic and Litigation Consulting	1,209	1,135	1,209	1,135
Economic Consulting	594	551	594	551
Technology (1)	354	335	354	335
Strategic Communications	594	549	594	549

Total revenue-generating professionals	3,581	3,292	3,581	3,292

Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	69%	70%	71%	71%
Forensic and Litigation Consulting	60%	68%	65%	71%
Economic Consulting	71%	77%	72%	77%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$390	$396	$382	$388
Forensic and Litigation Consulting	318	323	315	323
Economic Consulting	523	535	506	517

(1)	The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 411 as-needed employees during the three months ended September 30, 2015.

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

(3)	For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented an average billable rate per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$113,487	$100,041	$328,812	$298,043

Operating expenses:
Direct cost of revenues	68,650	66,276	200,651	197,755
Selling, general and administrative expenses	18,852	19,047	59,075	57,024
Special charges	—	84	—	84
Acquisition-related contingent consideration	—	53	(1,438)	(502)
Amortization of other intangible assets	873	1,175	2,742	4,601

	88,375	86,635	261,030	258,962

Segment operating income	25,112	13,406	67,782	39,081
Add back:
Depreciation and amortization of intangible assets	1,550	2,044	4,883	7,115
Special charges	—	84	—	84
Remeasurement of acquisition-related contingent consideration	—	—	(1,491)	(662)

Adjusted Segment EBITDA	$26,662	$15,534	$71,174	$45,618

Gross profit (1)	$44,837	$33,765	$128,161	$100,288
Gross profit margin (2)	39.5%	33.8%	39.0%	33.6%
Adjusted Segment EBITDA Margin	23.5%	15.5%	21.6%	15.3%
Number of revenue generating professionals (at period end)	830	722	830	722
Utilization rates of billable professionals	69%	70%	71%	71%
Average billable rate per hour	$390	$396	$382	$388

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues increased $13.4 million, or 13.4%, to $113.5 million for the three months ended September 30, 2015 compared to $100.0 million for the same prior year period, which included a 4.3% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, the revenue increase of 17.8% was largely due to higher demand for the segment’s distressed service offerings in North America. Improvements in the North America non-distressed services were offset by lower restructuring activity in our Asia Pacific bankruptcy and restructuring practice.

Gross profit increased $11.1 million, or 32.8%, to $44.8 million for the three months ended September 30, 2015 compared to $33.8 million for the same prior year period. Gross profit margin increased 5.7 percentage points to 39.5% for the three months ended September 30, 2015 compared to 33.8% for the same prior year period. The increase in gross profit margin was due to higher demand for the segment’s distressed service offerings, which lead to improved staff leverage and utilization in the North America practice.

SG&A expense decreased $0.2 million, or 1.0%, to $18.9 million for the three months ended September 30, 2015 compared to $19.0 million for the same prior year period. SG&A expense was 16.6% of revenues for the three months ended September 30, 2015 compared to 19.0% for the same prior year period.

Adjusted Segment EBITDA increased $11.1 million, or 71.6%, to $26.7 million for the three months ended September 30, 2015 compared to $15.5 million for the same prior year period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues increased $30.8 million, or 10.3%, to $328.8 million for the nine months ended September 30, 2015 compared to $298.0 million for the same prior year period, which included a 3.9% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, the revenue increase of 14.2% was driven primarily by higher demand for the segment’s distressed and non-distressed engagements in North America and higher demand and average realized bill rates in our Europe, Middle East and Africa (“EMEA”) transaction advisory services practice, partially offset by lower demand in our Asia Pacific restructuring practice.

Gross profit increased $27.9 million, or 27.8%, to $128.2 million for the nine months ended September 30, 2015 compared to $100.3 million for the same prior year period. Gross profit margin increased 5.4 percentage points to 39.0% for the nine months ended September 30, 2015 compared to 33.6% for the same prior year period. Higher demand for the segment’s distressed and non-distressed service offerings resulted in improved staff leverage and utilization in North America, which increased gross profit margin by more than five percentage points. Gross profit margin improvements in the EMEA transaction advisory practice were partially offset by declines in our Asia Pacific practice.

SG&A expense increased $2.1 million, or 3.6%, to $59.1 million for the nine months ended September 30, 2015 compared to $57.0 million for the same prior year period. SG&A expense was 18.0% of revenues for the nine months ended September 30, 2015 compared to 19.1% for the same prior year period. The increase in SG&A expense was due to higher outside services and T&E and recruiting expenses, partially offset by lower bad debt expense.

Adjusted Segment EBITDA increased $25.6 million, or 56.0%, to $71.2 million for the nine months ended September 30, 2015 compared to $45.6 million for the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$116,158	$121,732	$365,554	$362,242

Operating expenses:
Direct cost of revenues	81,322	79,074	241,606	228,207
Selling, general and administrative expenses	22,349	21,409	71,330	66,011
Special charges	—	308	—	308
Acquisition-related contingent consideration	6	12	24	(878)
Amortization of other intangible assets	537	653	1,700	2,077

	104,214	101,456	314,660	295,725

Segment operating income	11,944	20,276	50,894	66,517
Add back:
Depreciation and amortization of intangible assets	1,462	1,676	4,562	5,134
Special charges	—	308	—	308
Remeasurement of acquisition-related contingent consideration	—	—	—	(934)

Adjusted Segment EBITDA	$13,406	$22,260	$55,456	$71,025

Gross profit (1)	$34,836	$42,658	$123,948	$134,035
Gross profit margin (2)	30.0%	35.0%	33.9%	37.0%
Adjusted Segment EBITDA Margin	11.5%	18.3%	15.2%	19.6%
Number of revenue generating professionals (at period end)	1,209	1,135	1,209	1,135
Utilization rates of billable professionals	60%	68%	65%	71%
Average billable rate per hour	$318	$323	$315	$323

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues decreased $5.6 million, or 4.6%, to $116.2 million for the three months ended September 30, 2015 compared to $121.7 million for the same prior year period, which included a 2.3% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenue decreased $2.8 million, or 2.3%, driven by decreased demand in our global disputes and investigations practices, partially offset by increased demand in our North America data analytics practice and higher success fees in our health solutions practice.

Gross profit decreased $7.8 million, or 18.3%, to $34.8 million for the three months ended September 30, 2015 compared to $42.7 million for the same prior year period. Gross profit margin decreased five percentage points to 30.0% for the three months ended September 30, 2015 compared to 35.0% for the same prior year period. The decrease in gross profit margin is related to lower demand in the segment’s disputes and investigations practices, as well as additional hiring in certain core practices, partially offset by the increase in success fees.

SG&A expense increased $0.9 million, or 4.4%, to $22.3 million for the three months ended September 30, 2015 compared to $21.4 million for the same prior year period. SG&A expense was 19.2% of revenue for the three months ended September 30, 2015 compared to 17.6% for the same prior year period due to higher bad debt expense versus recoveries in the prior year period, partially offset by reduced non-billable headcount.

Adjusted Segment EBITDA decreased $8.9 million, or 39.8%, to $13.4 million for the three months ended September 30, 2015 compared to $22.3 million for the same prior year period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues increased $3.3 million, or 0.9%, to $365.6 million for the nine months ended September 30, 2015 compared to $362.2 million for the same prior year period, which included a 1.8% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenue increased $10.0 million, or 2.7%, due to higher success fees in our health solutions practice and increased demand in our North America and EMEA investigations practices, partially offset by lower demand for our global disputes practice and in our North America financial and data analytics practice.

Gross profit decreased $10.1 million, or 7.5%, to $123.9 million for the nine months ended September 30, 2015 compared to $134.0 million for the same prior year period. Gross profit margin decreased 3.1 percentage points to 33.9% for the nine months ended September 30, 2015 compared to 37.0% for the same prior year period. The decrease in gross profit margin is related to lower utilization in our disputes, investigations and financial and data analytics practices, coupled with increased hiring to support future organic growth initiatives. This was partially offset by increased success fees in our health solutions practice.

SG&A expense increased $5.3 million, or 8.1%, to $71.3 million for the nine months ended September 30, 2015 compared to $66.0 million for the same prior year period. SG&A expense was 19.5% of revenue for the nine months ended September 30, 2015 compared to 18.2% for the same prior year period. The increase in SG&A expense was due to severance and legal expenses related to a senior managing director departure, higher bad debt expense compared to recoveries in the prior year, and recruiting fees related to new hires.

Adjusted Segment EBITDA decreased $15.6 million, or 21.9%, to $55.5 million for the nine months ended September 30, 2015 compared to $71.0 million for the same prior year period.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$114,541	$120,494	$329,320	$344,572

Operating expenses:
Direct cost of revenues	83,176	87,258	242,549	250,083
Selling, general and administrative expenses	15,538	15,683	45,897	47,805
Special charges	—	12	—	12
Acquisition-related contingent consideration	21	61	(126)	(606)
Amortization of other intangible assets	308	235	924	763

	99,043	103,249	289,244	298,057

Segment operating income	15,498	17,245	40,076	46,515
Add back:
Depreciation and amortization of intangible assets	1,156	1,169	3,610	3,759
Special charges	—	12	—	12
Remeasurement of acquisition-related contingent consideration	—	—	(184)	(787)

Adjusted Segment EBITDA	$16,654	$18,426	$43,502	$49,499

Gross profit (1)	$31,365	$33,236	$86,771	$94,489
Gross profit margin (2)	27.4%	27.6%	26.3%	27.4%
Adjusted Segment EBITDA Margin	14.5%	15.3%	13.2%	14.4%
Number of revenue generating professionals (at period end)	594	551	594	551
Utilization rates of billable professionals	71%	77%	72%	77%
Average billable rate per hour	$523	$535	$506	$517

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues decreased $6.0 million, or 4.9%, to $114.5 million for the three months ended September 30, 2015 compared to $120.5 million for the same prior year period, which included a 2.2% estimated negative impact of foreign currency translation. Revenues increased $1.7 million, or 1.4%, due to acquisitions as compared to the same prior year period. Excluding the foreign currency and acquisition related impacts, organic revenue declined $5.0 million, or 4.2%, primarily due to decreased demand in our non-M&A related antitrust and financial economics services, partially offset by higher demand for our international arbitration and M&A related services.

Gross profit decreased $1.9 million, or 5.6%, to $31.4 million for the three months ended September 30, 2015 compared to $33.2 million for the same prior year period. Gross profit margin decreased 0.2 percentage points to 27.4% for the three months ended September 30, 2015 compared to 27.6% for the same prior year period. The decrease in gross profit margin was impacted by lower utilization in our EMEA international arbitration, regulatory and valuation practice. Lower utilization in the antitrust and financial economics practices were offset by lower variable compensation.

SG&A expense decreased $0.1 million, or 0.9%, to $15.5 million for the three months ended September 30, 2015 compared to $15.7 million for the same prior year period. SG&A expense was 13.6% of revenues for the three months ended September 30, 2015 compared to 13.0% for the same prior year period.

Adjusted Segment EBITDA decreased $1.8 million, or 9.6%, to $16.7 million for the three months ended September 30, 2015 compared to $18.4 million for the same prior year period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues decreased $15.3 million, or 4.4%, to $329.3 million for the nine months ended September 30, 2015 compared to $344.6 million for the same prior year period, which included a 2.5% estimated negative impact of foreign currency translation. Revenues increased $5.9 million, or 1.7%, due to acquisitions as compared to the same prior year period. Excluding the foreign currency and acquisition related impacts, organic revenue declined $12.6 million, or 3.6%, primarily due to decreased demand in our financial economics and non-M&A related antitrust services, partially offset by higher demand for our M&A related services and international arbitration services.

Gross profit decreased $7.7 million, or 8.2%, to $86.8 million for the nine months ended September 30, 2015 compared to $94.5 million for the same prior year period. Gross profit margin decreased 1.1 percentage points to 26.3% for the nine months ended September 30, 2015 compared to 27.4% for the same prior year period. The decrease in gross profit margin was the result of lower utilization in our financial economics and non-M&A related antitrust services.

SG&A expense decreased $1.9 million, or 4.0%, to $45.9 million for the nine months ended September 30, 2015 compared to $47.8 million for the same prior year period. SG&A expense was 13.9% of revenues for the nine months ended September 30, 2015 compared to 13.9% for the same prior year period. The decrease in SG&A expense was due to lower bad debt expense, partially offset by higher technology infrastructure and legal costs. Bad debt expense was $3.9 million, or 1.2% of revenues, for the nine months ended September 30, 2015 compared to $6.4 million, or 1.9% of revenues, for the same prior year period.

Adjusted Segment EBITDA decreased $6.0 million, or 12.1%, to $43.5 million for the nine months ended September 30, 2015 compared to $49.5 million for the same prior year period.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues	$55,568	$62,359	$172,048	$183,142

Operating expenses:
Direct cost of revenues	31,153	31,364	96,256	95,013
Selling, general and administrative expenses	17,386	17,017	53,709	49,744
Special charges	—	19	—	19
Amortization of other intangible assets	199	218	590	654

	48,738	48,618	150,555	145,430

Segment operating income	6,830	13,741	21,493	37,712
Add back:
Depreciation and amortization of intangible assets	3,983	4,075	11,559	12,556
Special charges	—	19	—	19

Adjusted Segment EBITDA	$10,813	$17,835	$33,052	$50,287

Gross profit (1)	$24,415	$30,995	$75,792	$88,129
Gross profit margin (2)	43.9%	49.7%	44.1%	48.1%
Adjusted Segment EBITDA Margin	19.5%	28.6%	19.2%	27.5%
Number of revenue generating professionals (at period end) (3)	354	335	354	335

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue decreased $6.8 million, or 10.9%, to $55.6 million for the three months ended September 30, 2015 compared to $62.4 million for the same prior year period, which included a 1.5% estimated negative impact of foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues decreased $5.9 million, or 9.4%, due to a decline in consulting and a decline in other services related to financial services and cross-border investigations and reduced licensing revenues, partially offset by higher M&A related second request work.

Gross profit decreased $6.6 million, or 21.2%, to $24.4 million for the three months ended September 30, 2015 compared to $31.0 million for the same prior year period. Gross profit margin decreased 5.8 percentage points to 43.9% for the three months ended September 30, 2015 compared to 49.7% for the same prior year period. The decrease in gross profit margin was due to lower utilization and realized pricing related to client mix and reduced licensing fees.

SG&A increased $0.4 million, or 2.2%, to $17.4 million for the three months ended September 30, 2015 compared to $17.0 million for the same prior year period. SG&A expense was 31.3% of revenue for the three months ended September 30, 2015 compared to 27.3% for the same prior year period. Research and development expense was $4.0 million for the three months ended September 30, 2015, compared to $4.7 million for the same prior year period due to increased capitalization of software development expenditures.

Adjusted Segment EBITDA decreased $7.0 million, or 39.4%, to $10.8 million for the three months ended September 30, 2015 compared to $17.8 million for the same prior year period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue decreased $11.1 million, or 6.1% to $172.0 million for the nine months ended September 30, 2015 compared to $83.1 million for the same prior year period, which included a 1.2% estimated negative impact of foreign currency translation. Excluding the estimated impact of foreign currency translation, revenue decreased $8.8 million, or 4.8%, due to reduced demand for cross-border investigations, financial services industry and product liability investigations and litigation, partially offset by an increase in M&A related second request activity.

Gross profit decreased $12.3 million, or 14.0%, to $75.8 million for the nine months ended September 30, 2015 compared to the $88.1 million for the same prior year period. Gross profit margin decreased 4.0 percentage points to 44.1% for the nine months ended September 30, 2015 compared to 48.1% for the same prior year period. The decrease in gross profit margin was due to a decline in pricing related to the revenue factors cited above and an increase related to increased client service personnel, partially offset by reduced variable compensation.

SG&A increased $4.0 million, or 8.0%, to $53.7 million for the nine months ended September 30, 2015 compared to the $49.7 million for the same prior year period. SG&A expense was 31.2% of revenue for the nine months ended September 30, 2015 compared to 27.2% for the same prior year period. The increase in SG&A expense was due to increased occupancy, business development, marketing and research and development costs, partially offset by reduced variable compensation. Research and development expense was $14.7 million for the nine months ended September 30, 2015 compared to $13.8 million for the same prior year period.

Adjusted Segment EBITDA decreased $17.2 million, or 34.3%, to $33.1 million for the nine months ended September 30, 2015 compared to $50.3 million for the same prior year period.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Revenues	$55,716	$46,552	$141,211	$143,055

Operating expenses:
Direct cost of revenues	37,308	29,272	91,046	92,010
Selling, general and administrative expenses	10,058	11,154	31,249	37,366
Special charges	—	3	—	3
Acquisition-related contingent consideration	132	131	395	395
Amortization of other intangible assets	983	1,117	2,963	3,371

	48,481	41,677	125,653	133,145

Segment operating income	7,235	4,875	15,558	9,910
Add back:
Depreciation and amortization of intangible assets	1,482	1,727	4,542	5,255
Special charges	—	3	—	3

Adjusted Segment EBITDA	$8,717	$6,605	$20,100	$15,168

Gross profit (1)	$18,408	$17,280	$50,165	$51,045
Gross profit margin (2)	33.0%	37.1%	35.5%	35.7%
Adjusted Segment EBITDA Margin	15.6%	14.2%	14.2%	10.6%
Number of revenue generating professionals (at period end)	594	549	594	549

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues increased $9.2 million, or 19.7%, to $55.7 million for the three months ended September 30, 2015 compared to $46.6 million for the same prior year period, which included a 7.0% estimated negative impact of foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased $12.4 million, or 26.7%, largely due to an increase in pass-through income of $9.3 million, with the remaining increase coming from higher M&A and public affairs project-based revenues in our EMEA and North America regions.

Gross profit increased $1.1 million, or 6.5%, to $18.4 million for the three months ended September 30, 2015 compared to $17.3 million for the same prior year period. Gross profit margin decreased 4.1 percentage points to 33.0% for the three months ended September 30, 2015 compared to 37.1% for the same prior year period. Gross profit margin, excluding the impact of low margin pass through income, was 41.9% for the three months ended September 30, 2015 compared to 39.6 % for the same prior year period. The increase in gross profit margin, excluding pass through income, was primarily due to improved mix of higher priced project revenue, combined with better staff leverage.

SG&A expense decreased $1.1 million, or 9.8%, to $10.1 million for the three months ended September 30, 2015 compared to $11.2 million for the same prior year period. SG&A expense was 18.1% of revenue for the three months ended September 30, 2015 compared to 24.0% for the same prior year period. The decrease in SG&A was primarily due to the positive impact of foreign currency translation.

Adjusted Segment EBITDA increased $2.1 million, or 32.0%, to $8.7 million for the three months ended September 30, 2015 compared to $6.6 million for the same prior year period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues decreased $1.8 million, or 1.3%, to $141.2 million for the nine months ended September 30, 2015 compared to $143.1 million for the same prior year period, which included a 7.1% estimated negative impact of foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased $8.3 million, or 5.8%, largely due to a $5.4 million increase in pass-through income, with the remainder of increase coming from higher project based revenues in our EMEA and North America regions.

Gross profit decreased $0.9 million, or 1.7%, to $50.2 million for the nine months ended September 30, 2015 compared to $51.0 million for the same prior year period. Gross profit margin decreased 0.2 percentage points to 35.5% for the nine months ended September 30, 2015 compared to 35.7% for the same prior year period. The decrease in gross profit margin was primarily due to a higher proportion of revenues coming from lower margin pass-through income, partially offset by improved staff leverage.

SG&A expense decreased $6.1 million, or 16.4%, to $31.2 million for the nine months ended September 30, 2015 compared to $37.4 million for the same prior year period. SG&A expense was 22.1% of revenue for the nine months ended September 30, 2015 compared to 26.1% for the same prior year period. The decrease in SG&A was primarily due to the positive impacts of foreign currency translation and lower occupancy costs.

Adjusted Segment EBITDA increased $4.9 million, or 32.5%, to $20.1 million for the nine months ended September 30, 2015 compared to $15.2 million for the same prior year period.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which states that the SEC would not object to the balance sheet presentation of the costs associated with the line-of-credit arrangement as an asset that would be amortized ratably over the term of the arrangement. Both updates are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We do not expect the adoption of these ASUs to have a material impact on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year, which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. We have not evaluated the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$43,303	$20,479
Net cash used in investing activities	$(25,155)	$(47,412)
Net cash (used in) provided by financing activities	$(192,911)	$1,510
DSO	105	107

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

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Cash provided by operating activities increased $22.8 million, or 111.2%, to $43.3 million for the nine months ended September 30, 2015 compared to $20.5 million for the same prior year period. The improved cash flows in 2015 were primarily due to lower forgivable loan funding, higher cash collections, and lower income tax payments, partially offset by higher interest payments relative to the prior year, related to $12.3 million of accelerated interest payments on our retired 2020 Notes prior to the October 1, 2015 scheduled interest payment date. DSO, which is one measure of the collections cycle, was 105 days at September 30, 2015 compared to 107 days at September 30, 2014, reflecting improved collections.

Net cash used in investing activities for the nine months ended September 30, 2015 was $25.2 million compared to $47.4 million for the same prior year period. Payments for acquisitions completed during the nine months ended September 30, 2015 were $0.6 million, net of cash received, compared to $1.0 million for the same prior year period. There were no payments of acquisition related contingent consideration for the nine months ended September 30, 2015 compared to $14.6 million for the same prior year period. Capital expenditures were $24.7 million for the nine months ended September 30, 2015 compared to $31.8 million for the same prior year period.

Net cash used in financing activities for the nine months ended September 30, 2015 was $192.9 million compared to net cash provided by financing activities of $1.5 million for the same prior year period. During the three months ended September 30, 2015, we retired $400 million principal amount of our 2020 Notes as described above for $414.7 million using cash on hand of $164.7 million and borrowings under our Credit Facility of $250 million. Subsequent to the debt retirement we repaid $30 million of the borrowings under our Credit Facility. In addition, we repaid the final $11.0 million in notes payable to former shareholders of an acquired business in 2015. Financing activities in 2015 also included $13.9 million received from the issuance of common stock under our equity compensation plans and $2.4 million of refundable deposits related to one of our foreign entities, offset by the payment of $3.7 million in debt financing fees related to the Credit Facility. Our financing activities for the nine months ended September 30, 2014 included the receipt of $13.0 million of refundable deposits related to one of our foreign entities offset by $6.0 million in repayments of notes to former shareholders of acquired entities and $ 4.4 million paid to settle repurchases of the Company’s common stock that were made but not settled in the fourth quarter of 2013.

Capital Resources

On June 26, 2015, we entered into a five-year $550.0 million Credit Facility, which effectively amended and extended our prior credit facility dated November 27, 2012. We did not incur any early termination or prepayment penalties in connection with the replacement of the prior credit facility. Borrowings under the Credit Facility may be used as permitted under the terms of the 2015 Credit Agreement to finance working capital, for capital expenditures and other general corporate purposes, to repay or redeem existing debt, including under the Company’s Credit Facility or 2022 Notes, and for permitted acquisitions.

As of September 30, 2015, our capital resources included $105.0 million of cash and cash equivalents and available borrowing capacity of $328.6 million under our Credit Facility. As of September 30, 2015, we had $220 million of outstanding borrowings under our Credit Facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements, including interest payments on our long-term debt;

•	retirement of long-term debt;

•	compensating designated executive management and senior managing directors under our various incentive compensation programs;

•	contingent obligations related to our acquisitions;

•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings; and

•	other known future contractual obligations.

For the full fiscal year ending December 31, 2015, we anticipate aggregate capital expenditures will range between $30.0 million and $33.0 million to support our organization, including direct support for specific client engagements. We currently anticipate capital expenditures will range between $7.0 million and $10.0 million in the fourth quarter of 2015. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. The fair value of future expected contingent purchase price obligations for these business combinations is $4.5 million as of September 30, 2015 with payment dates extending through 2018.

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

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the indenture that governs our 2022 Notes. See “—Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,

as amended (“the Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining or forming competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•	our ability to identify suitable acquisition candidates, negotiate favorable terms, take advantage of opportunistic acquisition situations and integrate the operations of acquisitions as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace and increase the number of key personnel, including senior managers and practice and regional leaders who have highly specialized skills and experience;

•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information;

•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition for clients and key personnel;

•	general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights; and

•	fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with SEC on February 23, 2015. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the three months quarter ended September 30, 2015 (in thousands, except per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
July 1 through July 31, 2015	3,849	41.87	—	$—
August 1 through August 31, 2015	4,650	39.07	—	$—
September 1 through September 30, 2015	596	42.28	—	$—

Total	9,095		—	$—

1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3	Bylaws of FTI Consulting, Inc., as amended and restated on June 1, 2011 (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4	Amendment No. 1 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

3.5	Amendment No. 2 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on September 22, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101†	Interactive Data File

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2015

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)