Form 10-K
period 2015-12-31
FTI CONSULTING INC
filed 2016-02-25
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was 1.1 billion, based on the closing sales price of the registrant’s common stock on June 30, 2015.

The number of shares of registrant’s common stock outstanding on February 19, 2016 was 41,234,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2015 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2015

FTI CONSULTING, INC.

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends, and other information that is not historical. Forward-looking statements often contain words such as anticipates, estimates, expects, goals, projects, plans, intends, believes, targets, forecasts, and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s estimates of growth targets and operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs, estimates, growth targets, and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

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

Company Overview

General

We are a global business advisory firm dedicated to helping organizations protect and enhance their enterprise value in an increasingly complex legal, regulatory and economic environment throughout the world. We operate through five reportable segments:

•	Corporate Finance & Restructuring;
•	Forensic and Litigation Consulting;
•	Economic Consulting;
•	Technology; and
•	Strategic Communications.

We work closely with our clients to help them anticipate, understand, manage, and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation, and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), capital market issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, mergers and acquisitions (“M&A”), antitrust and competition matters, securities litigation, electronic discovery (“e-discovery”), management and retrieval of electronically stored information (“ESI”), reputation management, and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial, and other business opportunities. Our experienced professionals include many individuals who are widely recognized as experts in their respective fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers, and former senior government officials. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms and local, state and national governments and agencies globally. In addition, major United States (“U.S.”) and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.

We have organized our business segments across four geographic regions consisting of (i) the North America region, which is comprised of our 48 U.S. offices located in 19 states and three offices located in Calgary, Toronto and Vancouver, Canada; (ii) the Latin America region, which is comprised of eight offices located in five countries — Argentina, Brazil, Colombia, Panama, and Mexico; (iii) the Asia-Pacific region, which is comprised of 21 offices located in nine countries — Australia, China (including Hong Kong), India, Indonesia, Japan, Korea, Singapore, the Cayman Islands, and the Virgin Islands (British); and (iv) the Europe, Middle East and Africa (“EMEA”) region, which is comprised of 22 offices located in thirteen countries — Belgium, Denmark, France, Germany, Ireland, Netherlands, Qatar, Russia, South Africa, Spain, Switzerland, United Arab Emirates (“UAE”), and the United Kingdom (“UK”).

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2015, we derived approximately 28% of our consolidated revenues from the work of professionals who are assigned to locations outside of the U.S. For the year ended December 31, 2015, approximately 56% of revenues of our Strategic Communications segment, 30% of revenues of our Corporate Finance & Restructuring segment, 28% of revenues of our Economic Consulting segment, 21% of revenues of our Forensic and Litigation Consulting segment, and 15% of revenues of our Technology segment were derived from the work of professionals who are assigned to locations outside of the U.S.

Summary Financial Information

The following table sets forth the percentage of consolidated revenues for the last three years contributed by each of our five reportable segments, which are discussed below:

	Year Ended December 31,
Reportable Segment	2015	2014	2013
Corporate Finance & Restructuring	25%	22%	23%
Forensic and Litigation Consulting	27%	27%	26%
Economic Consulting	25%	26%	27%
Technology	12%	14%	12%
Strategic Communications	11%	11%	12%
Total	100%	100%	100%

Our Reportable Segments

Corporate Finance & Restructuring

Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of businesses around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, private equity sponsors, banks, lenders, other financing sources and creditor groups, as well as other parties-in-interest. We advise on a wide range of areas, including restructuring (including bankruptcy), interim management, financings, M&A integration, valuations and tax issues as well as financial operational and performance improvement. We also provide expert witness testimony, bankruptcy and insolvency litigation support and trustee and examiner services. We have particular expertise in the agriculture, automotive, energy, power & products, health solutions, hospitality, gaming & leisure, mining, real estate & infrastructure, retail & consumer products and telecom, media & technology industries.

In 2015, the offerings of our Corporate Finance & Restructuring segment included:

Business Transformation. Our Office of the CFO solutions are designed to preserve, create and sustain value and to help the CFO team achieve rapid success. We collaborate with CFOs and their finance and accounting organization and use innovative engagement tools to provide transformation services, manage risk, deliver business intelligence capabilities and prepare for and execute events, all while building confidence, clarity, controls and consistency. Our services assist our clients to achieve sustainable business improvement.

Our performance improvement service offerings help clients unlock profitability through, among other things, sales process improvements, customer and market analyses, product and price optimization, human capital optimization, cost improvements and reductions and working capital management. Our professionals have relevant skills across industries.

Turnaround & Restructuring. We provide advisory services to companies, creditors and other stakeholders of companies confronting liquidity problems, excessive leverage, underperformance, over-expansion or other business or financial issues. We help our clients through out of court processes to right-size infrastructure, improve liquidity or solvency, improve cash-flow and working capital management, sell non-core assets or business units, and recapitalize. We also perform due diligence reviews and financial statement, cash flow and EBITDA analyses, prepare liquidity forecasts and financial projections, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral, provide crisis credit and securitized transaction assistance, negotiate loan covenant waivers and guide complex debt restructurings.

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

Interim Management. Our professionals fill the void when client companies face leadership, financial or operational challenges or turnover. Our experienced and credentialed professionals assume executive officer level roles, providing the leadership, financial management, and operating and strategic decision making abilities to maintain momentum, stabilize financial position and protect enterprise value, resolve regulatory compliance issues, build morale, establish credibility with stakeholders, provide critical continuity, and lead transitions due to extraordinary events such as M&A, divestitures, changes of control, and carve-outs of businesses from larger enterprises. Our professionals serve in the following interim executive and management roles: chief executive officer, chief operating officer, chief financial officer, chief restructuring officer, controller and treasurer, and other senior positions that report to them.

Transactions. We combine the disciplines of structured finance, investment banking, lender services, M&A, M&A integration and valuation services, and Securities and Exchange Commission (“SEC”) and other regulatory experience to help our clients maximize value and minimize risk in M&A and other high stakes transactions. The many services that we provide relating to business and asset acquisitions and divestitures include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structures for the transaction, and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value.

We advise clients regarding regulatory and SEC requirements and internal controls and compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). We help structure retention and exit strategies. We also perform services for clients involved in purchase price disputes such as assessing the consistent application of U.S. generally accepted accounting principles (“GAAP”), earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes. We have the capacity to provide investment banking services through FTI Capital Advisors, our Financial Industry Regulatory Authority registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies.

We provide integration planning and execution services for transactions ranging from full operational mergers to tuck-in acquisitions, divestitures and carve-outs. We deploy teams to assist both buyers and sellers in planning and executing the operational side of transactions to integrate all aspects of a business, plan for activities, and organize the combined company.

Valuation and Financial Advisory. We provide business valuation, intangible asset valuation, financial and strategic analyses, forecasting and transaction support services, transaction opinions (such as fairness, solvency and collateral valuation opinions), financial reporting and tax valuation, intellectual property valuation, and litigation services (including expert witness testimony) covering a broad spectrum of industries and situations.

Dispute Advisory. We provide litigation consulting, including bankruptcy-related litigation and complex industry specific commercial and regulatory disputes. We provide expert witness and trial services related to preferential payments, solvency and fraudulent conveyances, substantive consolidation, claims litigation, plan feasibility, valuation disputes, and board fiduciary assessments, in the bankruptcy arena. Our commercial and regulatory dispute services involve industry specific expertise relating to industry standards and customary practices, economic damages, fact finding, and forensic review and analysis, primarily related to the automotive, hospitality, gaming and leisure, real estate & infrastructure, retail & consumer products, structured finance, and telecom, media & technology industries.

Tax. We advise businesses on a variety of tax matters ranging from tax transaction support to best practice process implementation and structuring. We provide advisory services relating to corporate, partnership, and real estate investment trust (“REIT”) and real estate tax compliance and reporting, international taxation, debt restructuring, foreign, state and local taxes, research and development, transfer pricing, tax valuation services, and value added taxation.

Our Corporate Finance & Restructuring segment operates through a global network of 51 offices in 14 countries. The net number of revenue-generating professionals in our Corporate Finance & Restructuring segment increased by 132 from 706 at December 31, 2014 to 838 at December 31, 2015.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services as well as interim management and performance improvement services for our health solutions practice clients. We advise our clients in response to allegations involving the propriety of accounting and financial reporting, fraud, regulatory scrutiny, and anticorruption. We assist our clients in all phases of government and regulatory investigations, inquiries and litigation, including pre-filing assessments, discovery, trial preparation, expert testimony, investigations, and forensic accounting services. We have particular expertise in the construction and environmental, insurance, pension, government and public contracts, and healthcare & life sciences industries. We have the capacity to provide our full array of practice offerings across jurisdictional boundaries around the world.

In 2015, the offerings of our Forensic and Litigation Consulting segment included:

Forensic Accounting & Advisory. We combine investigative accounting and financial reporting skills with business and practical experience to provide forensic accounting and other advisory services requested by boards of directors, audit committees, special litigation committees and other entities. We identify, collect, analyze and interpret financial and accounting data and information for accounting and financial reporting investigations. We analyze issues, identify options, and make recommendations to respond to complex accounting, reporting and regulatory matters, threatened or pending litigation, regulatory actions and whistleblower allegations. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and render opinions, and prepare written reports. We have particular expertise providing consulting assistance and expert witness services to securities counsel and their clients regarding inquiries and investigations initiated by the Divisions of Enforcement and Corporate Finance and Office of the Chief Accountant of the SEC. We assist clients in responding to inquiries from the Public Company Accounting Oversight Board (the “PCAOB”).

Global Risk and Investigations Practice (“GRIP”). We conduct complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, political risk assessments, business risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact-finding, domestic and international arbitration proceedings, asset searching and analysis, IP and branding protection, anti-money laundering consulting, ethics and compliance program design, and transactional due diligence. We help our clients navigate anti-bribery and anticorruption risk proactively (assessing and mitigating risk), and reactively (responding to allegations with multidisciplinary investigation, forensic accounting and information preservation experts). We help clients institute the necessary internal controls to comply with, and we investigate suspected violations of, the U.S. Foreign Corrupt Practices Act (the “FCPA”), and other anticorruption laws, including the UK Anti-Bribery Act and the Organization for Economic Co-operation and Development (the “OECD”). We also develop remediation and monitoring plans, including the negotiation of settlement agreements. Through our services we uncover actionable intelligence and perform value-added analysis to help our clients and other decision-makers address and mitigate risk, protect assets, remediate compliance deficiencies, make informed decisions and maximize opportunities.

Dispute Advisory. We provide early case assessment and pre-trial, in-trial and post-trial dispute advisory services, in judicial and a broad range of alternative dispute resolution and regulatory forums, to help clients assess potential, threatened and pending claims resulting from complex events and transactions, and accounting and professional malpractice allegations. We analyze records and information, including electronic information, to locate assets, trace flows of funds, identify illegal or fraudulent activity, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, quantify damages and prepare for trial or settlement. In many of our engagements we also act as an expert witness.

Intellectual Property (“IP”). Our IP team consists of professionals who are dedicated to IP matters. We provide litigation support and damages quantification, tangible and intangible IP valuation, royalty compliance, licensing and technology and IP management and commercialization services. Our experts also assist clients with resolving brand integrity issues, such as counterfeiting, through brand development, marketing research, investigations, and protection. We perform economic and commercial analyses necessary to support International Trade Commission Section 337 investigations used to prevent certain products from entering the U.S.

Trial Services. Our professionals work as a part of the team advising and supporting clients in large and highly complex civil trials. Through the use of our proprietary information technology, we help control litigation costs, expedite the in-trial process, prepare evidence, and help our clients to readily organize, access and present case-related data. Our proprietary TrialMax® software integrates documents, photographs, animations, deposition videos, audios, and demonstrative graphics into a single trial preparation and presentation tool. Our graphics consulting services select the most appropriate presentation formats to maximize impact and memorability, and then create persuasive graphic presentations that support, clarify and emphasize the key themes of a case. We provide illustrations and visual aids that help simplify complex technical subjects for jurors, through opening and closing statement consulting, witness presentations, research presentations, exhibit plans and outlines, hardboards, scale models, storyboards, timelines and technical and medical illustrations.

Financial & Enterprise Data Analytics (“FEDA”). We deliver strategic business solutions for clients requiring in-depth identification, analysis and preservation of large, disparate sets of financial, operational and transactional data. We map relationships among various information systems and geographies, mine for specific transactions, and uncover patterns that may signal fraudulent activity or transactional irregularities. We assist with recovering assets and designing and implementing safeguards to minimize the risk of recurrence. We produce detailed visualizations from complex data, making it easier to identify abnormalities and share information. We also have the expertise to perform system and IT audits and due diligence.

Compliance, Monitoring & Receivership. Our expert industry professionals provide full-scale assessments and process improvement and support services for compliance programs, as well as act as independent monitors or in support of monitors, receivers and examiners. In matters involving the appointment of monitors, receivers or examiners by courts or regulators, our experts possess the necessary independence to test and monitor compliance with and the continuing effectiveness of the terms of settlements or reforms across many industries and professions.

Business Insurance Claims. We assist clients to prepare and submit comprehensive, logical and well-documented claims for property and casualty, business interruption, errors and omissions, builders’ risks, political risks, product liability, data breaches, and other types of insured risks, across a wide-variety of industries and U.S. and foreign jurisdictions. We serve as testifying experts on insurance coverage litigation matters. We also assist our clients on pre-loss matters, such as business interruption values, insurable values, and maximum probable loss studies.

Healthcare & Life Sciences.  We work with a variety of healthcare and life science clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial and legal challenges.  We provide a one-company team of experts across the spectrum of healthcare disciplines.  These professionals have specialized capabilities and a record of success across hospital operations and restructuring, healthcare economics, and stakeholder engagement and communication.

Our Forensic Litigation and Consulting segment operates through a global network of 56 offices in 19 countries. The net number of revenue-generating professionals in our Forensic Litigation and Consulting segment decreased by 23 from 1,154 at December 31, 2014 to 1,131 at December 31, 2015.

Economic Consulting

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in M&A transactions, complex antitrust litigation, commercial disputes, international arbitrations, regulatory proceedings, IP disputes and a wide range of financial litigation. We help clients analyze issues such as the economic impact of deregulation on a particular industry and the amount of damages suffered by a business as a result of a particular event. We have deep industry experience in such areas as aerospace and defense, energy, power & products, financial institutions, healthcare & life sciences, telecom, media & technology, and transportation. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex financial instruments), antitrust and competition regulation, business valuations, and public policy.

In 2015, the offerings of our Economic Consulting segment included:

Antitrust & Competition Economics. We provide financial, economic and econometric consulting services to assist clients in public policy debates, regulatory proceedings and litigation. We apply our models to complex data in order to evaluate the likely effects of transactions on prices, costs and competition. Our professionals are experts at analyzing and explaining the antitrust and competition impact of diverse transactions and proceedings relating to M&A, price fixing, monopolization and abuse of a dominant position, exclusionary conduct, bundling and tying, and predatory pricing. Our services include financial and economic analyses of policy, regulatory and litigation matters. We provide expert testimony, testimony regarding class certifications, and quantification of damages analyses for corporations, governments and public-sector entities in the U.S. and around the world.

Business Valuation. We help clients identify and understand the value of their businesses in contentious and uncontentious situations. We provide business valuation, expert valuation, and expert testimony services relating to traditional commercial disputes and other matters as diverse as transaction pricing and structuring, securities fraud, valuations for financial reporting, tax, regulatory and stakeholder investment compliance, solvency issues, fraudulent transfers, post-acquisition M&A disputes and transactions and disputes between shareholders. We assist our clients to make economic and investment decisions that significantly affect shareholder value, economic returns, and capital allocation.

Intellectual Property. We help clients understand and maximize the value of their intangible business assets. We calculate losses from IP infringement, apply econometrics to develop pricing structures for IP valuations and licensing, manage the purchase or sale of IP assets, negotiate with tax authorities and determine IP-related losses in legal disputes and arbitrations. We provide IP-related advice and expert opinions and testimony for commercial transactions, intergroup transfers, M&A, and negotiations with taxing authorities, to a wide-range of industries.

International Arbitration. We help clients navigate each phase of the dispute resolution process. Our international arbitration practice works with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals. Our services include evaluating claims, identifying and quantifying economic damages, and identifying the best approaches to win positive outcomes.

Labor & Employment. We prepare economic and statistical analyses for clients facing disputes relating to wage and hour issues, class-action, class certification, lost earnings and discrimination. Our experienced labor and employment team provide statistical analyses of data and damage exposure, review and rebut expert reports, calculate the economic value of a claim, determine if the purported class in labor and employment litigation meets legal requirements for certification, and provide expert testimony.

Public Policy. We advise clients regarding the impact of legislation and political considerations on industries and commercial transactions. We perform financial and economic analyses of policy and regulatory matters and the effect of legislation, regulations and political considerations on a wide-range of issues facing our clients around the world, such as the environment, taxation, and regulations relating to global competitiveness. We provide comparative analyses of proposed policy alternatives, division of responsibilities of federal and local regulators, the effects of regulations on risk sharing across constituencies and geographies, and unintended consequences. Our services include strategic and regulatory planning, program evaluation, and forecasting.

Regulated Industries. We provide information to major network and regulated industry participants on the effects of regulations on global business strategies. We provide advice on pricing, valuation, risk management, and strategic and tactical challenges. We also advise clients on the transition of regulated industries to more competitive environments. Our services include economic analysis, econometrics and modeling, due diligence, and expert testimony. We have extensive regulated industry expertise in energy, power & products, financial institutions, telecom, media & technology, and transportation.

Financial Litigation & Risk Management. Our professionals apply economic theory and econometrics to advise clients and testify on a variety of issues, including securities fraud, insider trading, initial public offering (“IPO”) allocations, market efficiency, market manipulation, and forms of securities litigation. We have the expertise to assess and quantify risks inherent in global financial markets. We also evaluate financial products such as derivatives, securitized products, collateralized obligations, special purpose entities and structured financial instruments and transactions.

Center for Healthcare Economics and Policy. We support and facilitate the work of local governments, insurers, providers, physicians, employers and community-based stakeholders to reduce the per capita cost of healthcare, improve the health of populations, and enhance patient access to and experience of care.

Our Economic Consulting segment operates through a global network of 32 offices in 12 countries. The net number of revenue-generating professionals in our Economic Consulting segment increased 25 from 574 at December 31, 2014 to 599 at December 31, 2015.

Technology

Our Technology segment is a leading provider of e-discovery and information governance software, and consulting services to companies, law firms, courts and government agencies worldwide. These include internal investigations, regulatory and global investigations such as under the FCPA and UK Bribery Act, litigation and joint defense, discovery and preparation, and antitrust and competition investigations, including “second requests” under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We provide a comprehensive suite of software and services to help clients locate, review and produce ESI, including e-mail, computer files, voicemail, instant messaging, cloud and social media data as well as financial and transactional data.

In 2015, the offerings of our Technology segment included:

Ringtail® E-Discovery Software. Our Ringtail® software product is highly scalable software designed to speed the legal review process and help clients find relevant information quickly. Ringtail® features patented visual analytics, concept clustering, predictive coding and other advanced features to accelerate document review. Ringtail® also processes and culls data, provides a broad range of features for quick data review and coding, and gives users a comprehensive set of redaction and production tools. Ringtail® is available on-premises, on-demand or in a Software as a Service (“SaaS”) deployment model. Our Ringtail Audio Discovery service transforms audio files to reviewable, redactable and searchable files that can be analyzed and produced alongside other ESI.

E-Discovery Management. We plan, design and manage discovery approaches and projects to maximize responsiveness,  minimize costs and risks, and provide greater budget predictability. We offer several deployment options, from a do-it-yourself on-premises model to a full service management review option. We offer clients the option to establish master repositories so that data need only be collected and processed once. In the repository, the data can be accessed and used across multiple matters, enabling the reuse and retention of valuable attorney work product and other information.  In January 2016, our Technology segment announced the launch of its new e-discovery product, RadianceTM, a visual analytics software platform that enables organizations to dynamically investigate and understand their enterprise data.

Managed Document Review. We offer Acuity®, a managed review offering designed to optimize the speed of document review and reduce the cost and complexity of e-discovery at a single, predictable price. Managed review is a service that allows corporations and their law firms to improve the cost effectiveness of their e-discovery processes via outsourced review and analysis of e-discovery data instead of performing it themselves. With Acuity®, we drive review efficiency by leveraging the power and expertise of Ringtail® with rigorous budget oversight. Acuity® is different from many managed review offerings in that its workflows enable collaboration between the corporation, law firm, and our Acuity® review teams.

Collections & Computer Forensics. We help organizations meet requirements for collecting, analyzing and producing data from a variety of sources, including e-mail, voicemail, backup tapes, social media, the cloud, mobile devices, shared server files, and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisers understand technology-dependent issues. We also regularly design, implement and offer proprietary software to forensically collect, secure and analyze ESI from emerging data sources. We also offer services to reconstruct data that has been deleted, misplaced or damaged.

Information Governance & Compliance. Our professionals consult on a wide-range of legal, regulatory and investigative situations and our discovery project capabilities span a broad spectrum of size and complexity. Our professionals work as an extension of our clients and their advisors to establish immediate solutions and best practices. Our professionals identify, forensically collect, secure and analyze data from a variety of sources, oversee processing, review and production of data, manage the discovery lifecycle from identification through production, advise outside and in-house counsels, prepare cost estimates to support excess burden claims, develop repeatable and cross matter procedures for legal departments, conduct corporate system inventories to develop sustainable data maps, and provide expert testimony to verify results and other matters.

Investigations. Our “FTI Investigate” offering combines our industry-leading software and expert forensic investigation teams to help organizations quickly and defensibly manage investigations, whistleblower allegations, corporate due diligence, and financial fraud, FCPA and other types of investigations. Investigate helps organizations quickly understand case facts, secure control of sensitive data and defensibly preserve and review data in compliance with local data privacy laws.

Our Technology segment operates through a global network of 29 offices in six countries. The net number of revenue-generating professionals in our Technology segment increased by 5 from 344 at December 31, 2014 to 349, excluding professionals employed on an as-needed basis, at December 31, 2015.

Strategic Communications

We provide advice and consulting services relating to financial and corporate communications, investor relations, reputation management, brand communications, public affairs, business consulting, digital design, and marketing. We believe our integrated offerings, which include a broad scope of services, diverse industry coverage and global reach, is unique and distinguishes us from other strategic communications consultancies.

In 2015, the offerings of our Strategic Communications segment included:

M&A Crisis Communications & Special Situations. We specialize in advising clients on their communications to investors and other financial audiences to help them achieve fair valuations in capital markets through ongoing investor relations advice, support and strategic consulting, on issues that can impact enterprise value. We provide advice on investment positioning, corporate governance and disclosure policy, strategic boardroom and investor issues, capital markets intelligence, research and analysis of shareholder demographics, investor targeting, institutional investor and financial analyst meetings, investor perception audits, financial news and calendar management, peer monitoring, and IPO communications. We provide advice on a wide range of M&A scenarios, including transformative and bolt-on acquisitions, friendly and hostile takeovers, and activism defense. We also advise clients in situations that present threats to their valuation and reputation with investors such as proxy contests, financial restatements, shareholder activism, unplanned management changes, and other crises. Our communication services are designed to address the concerns of all stakeholders.

Financial Communications. We assist companies in communicating pivotal events to investment analysts and cultivate a growing shareholder base. We help companies articulate and present their entry into the equity markets, from articulating the strategic rational and investment story to preparing the registration statement with the SEC to the development of the road show for the IPO. We provide investor relations best practices programs and investor relations services and communications. We provide a wide-range of research and analyses to our clients. We also help communicate leadership transitions.

Corporate Reputation. We both promote businesses and protect corporate reputations, creating solutions to our clients’ mission critical communications needs. Our services include crisis and issues management; reputational risk advisory; stakeholder identification, mapping and engagement; messaging and organization positioning; thought leadership consultancy; corporate social responsibility; strategic media relations; employee communications, engagement and change communications; media and presentation coaching; qualitative and quantitative research; sponsorship consultancy, and launch and event management.

Public Affairs & Government Relations. We advise senior business leaders and leading organizations across the world on how to manage relationships and communicate with governments, politicians and policy-makers. We advise governments on how to attract investors by improving their regulatory and legal frameworks. Our integrated global team is based in leading political centers, including Beijing, Brussels, London and Washington D.C. We combine public policy, economic consulting and capital markets expertise with strategic communications and business advisory skills. We offer the full range of engagement programs, ranging from crisis management of imminent legislation to longer-term shaping of the policy environment. We use a range of qualitative and quantitative tools to establish our clients’ case in connection with government investigations, political and legislative engagement, and business strategies, whether in terms of message refinement, policy mapping, reputation benchmarking, opinion polling, and speech writing.

Employee Engagement & Change Communications. We help clients plan, design and implement internal communications and programs to increase employee engagement and understanding. We partner with our clients to understand their unique business environment and internal and external communications aspirations. Our services assist business leaders to communicate transformative events, including new strategy and vision introductions, leadership positioning, M&A, operating model changes, outsourcing or insourcing, workforce consolidations or reductions, and restructurings and reorganizations. Our services are designed to align stakeholder insights with organizational needs.

Digital & Creative Communications. We collaborate with clients to conceive and produce integrated design, content and digital strategies across all media and markets to advance business objectives with key stakeholders.  Our approach includes defining corporate and brand positioning, surveying the audience to gauge social sentiments and needs, demystifying complex business operations and situations, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility, and evaluating the success of the program. We provide customized solutions to reach target audiences through digital channels. Our design and marketing teams specialize in corporate and brand identity development, website development, advertising, interactive marketing campaigns, video and animation, brochures, fact sheets, testimonials and other marketing materials, and annual report development. Our social media experts work with clients to identify and engage stakeholders through the most appropriate and useful paid and non-paid social and digital media outlets.

Strategy Consulting & Research. We provide analyses to help solve complex business and communications problems. Our dedicated research group works with professionals from across our practices and other disciplines, including public relations, investor relations and public affairs, to conduct customized research to identify perceptions, trends and opportunities within key stakeholder audiences. Our research services include reputation benchmarking, peer analysis, benchmarking and financial market valuations, brand awareness studies and brand extension audits, including customer focus groups, shareholder analysis and investor targeting, consumer trend analysis, public opinion polling, and policymaker perception audits.

Our Strategic Communications services are offered through a global network of 34 offices in 14 countries. The net number of revenue-generating professionals in our Strategic Communications segment increased by 33 from 566 at December 31, 2014 to 599 at December 31, 2015.

Our Industry Specializations

We employ professionals with expertise in a broad range of industries across our reportable segments, and our largest industry practice groups generally provide both our core services plus a wider range of specialized consulting services and solutions that are unique to their industries. These professionals provide a wide array of services that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries, including, aerospace and defense; agriculture; automotive; construction; energy, power & products; environmental; financial institutions; healthcare & life sciences; hospitality, gaming and leisure; information technology; insurance; mining; public sector; real estate & infrastructure; retail & consumer products; telecom, media & technology; and transportation. The major industries that we service, often spanning multiple business segments, include:

Construction. Our construction services team provides commercial management, risk-based advice, dispute resolution services, and strategic communications counsel, on complex projects across all construction and engineering industries. Our professionals are industry leaders who understand technical, business, regulatory and legal matters, and are seasoned in giving expert testimony, to ensure that every aspect of their capital program or project is properly governed, well-executed and fully supported from beginning to end.

Energy, Power & Products (“EPP”). Our EPP professionals provide a wide array of advisory services that address the strategic, financial, restructuring, reputational, regulatory and legal needs of energy and utility clients involved in the production of crude oil, natural gas, refined products, chemicals, coal, electric power, emerging technologies, and renewable energy.  Our professionals are involved in many of the largest financial and operational restructurings, regulatory, and litigation matters involving energy and utility companies globally.

Environmental. The environmental services team offers a comprehensive suite of services aimed at helping organizations deal with specific environmental issues or programmatic challenges. Our services focus on the resolution of complex contamination, toxic tort, products liability and insurance disputes.

Financial Institutions. Our professionals assist banks and financial services clients of all sizes and types navigate through a changing environment of financial services regulations and enforcement actions, litigation threats, and economic and competitive challenges. We work with clients to manage risk, ensure compliance, resolve regulatory inquiries as they arise, and leverage their assets to protect and enhance enterprise value. Our team is composed of highly respected CPAs, attorneys, economists, bankers, forensic specialists, technology professionals, strategic communications experts, policymakers, and former bank and securities regulators, all of whom have extensive financial services industry knowledge and experience.

Healthcare & Life Sciences. Our professionals work with a wide variety of healthcare and life sciences clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial and legal challenges. We provide a one-company team of experts across the spectrum of healthcare disciplines. These professionals have specialized capabilities and a record of success across hospital operations and restructuring, healthcare economics, regulatory compliance, and stakeholder engagement and communications.

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

Real Estate & Infrastructure. Our professionals have the industry expertise and experience to help real estate owners, users, investors and lenders better navigate the market’s complexities and manage its inherent risks. We represent leading public and private real estate entities and stakeholders, including REITs, financial institutions, investment banks, opportunity funds, insurance companies, hedge funds, pension advisors, owners and developers, offering services that help align strategy with business goals.

Retail & Consumer Products. We provide a full range of corporate finance, turnaround and restructuring expertise for retailers. We have experience in developing strategies for retail and consumer product companies to address internal and external challenges from inception through maturity. Our professionals have deep industry expertise in critical functional areas to help our clients drive performance and implement plans that will have sustained results. Our Fast Track™ approach utilizes highly developed frameworks and analytics to identify levers in the retail value equation that can be influenced quickly and serve to fund longer term strategic initiatives that drive shareholder value.

Telecom, Media & Technology (“TMT”). Our TMT team provides strategic, financial and operational consulting with industry specialists in wireline and wireless telecom, print and digital media, broadcast TV and radio, entertainment and content production, and technology companies of all types including software, hardware, internet business models, and cloud based technology.  We provide targeted performance improvement strategies and implementation, commercial diligence and transaction advisory, M&A integration, carveouts and divestitures planning, valuation, interim management,  restructuring, and strategic communications. We deliver original insights that help clients better understand company performance, customer behavior, digital substitution, emerging technologies, and disruptive trends in our industries.

Our Business Drivers

Factors that drive demand for our business offerings include:

•

M&A Activity. M&A activity is an important driver for all of our segments. We offer services for all phases of the M&A process. Our services during the pre-transaction phase include government competition advice and pre-transaction analysis. Our services during the negotiation phase include due diligence, negotiation and other transaction advisory services, government competition and antitrust regulation services, expert advice, asset valuations, and financial advice. We also offer post-M&A integration and transformation services.

•

Financial Markets. Financial market factors, including credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates, and capital market transactions are significant drivers of demand for our business offerings, particularly our Corporate Finance & Restructuring and Strategic Communications segments.

•

Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, and more stringent and complex reporting requirements, drive demand for our business offerings. The need to understand and address the impact of regulation and legislation, as well as the increasing costs of doing business, have prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance, and other issues. These factors and laws such as SOX and the Dodd–Frank Wall Street Reform and Consumer Protection Act, have contributed to the demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and expertise. These factors drive demand for various practices and services of all our segments.

•

Litigation and Disputes. Litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for the services offered by many of our segments, particularly our Forensic and Litigation Consulting, Economic Consulting and Technology segments. Law firms and their clients as well as government regulators and other interested third parties rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process and effectively present evidence.

•

Operational Challenges and Opportunities. Businesses facing challenges that require the evaluation and reevaluation of strategy, risks and opportunities as a result of crisis driven situations, competition, regulation, innovation and other events that arise in the course of business. These challenges include enterprise risk management, global expansion, competition from established companies and emerging businesses and technologies, doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with the specialized technical expertise of our practice offerings and industry expertise. These factors drive demand for various practices and services of all our segments.

•

Developing Markets. The growth of multinational firms and global consolidation can precipitate antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, corporate restructuring and bankruptcy activities, and antitrust and competition scrutiny. Companies in the developing world and multinational companies can benefit from our expert advice to access capital and business markets,  comply with the regulatory and other requirements of multiple countries, and structure M&A transactions, and conduct due diligence, which drives demand for the services of our Corporate Finance & Restructuring , Economic Consulting, Technology and Strategic Communications segments.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Preeminent Practices and Professionals. We believe that our segments include some of the preeminent practices and professionals in our industry today. During 2015, the awards and recognitions received by our segments include the following:

•	Corporate Finance & Restructuring recognized with eight Turnaround Atlas Awards from the Global M&A Network.
•	Forensic and Litigation Consulting recognized by The Recorder’s Best of 2015 Legal Products and Services and The National Law Journal’s 2015 Best of Chicago in the following categories.
•	Economic Consulting’s Compass Lexecon practice named by Who’s Who Legal as 2015 Competition Economist Firm of the Year and Janusz Ordover named Competition Economist Individual Expert of the Year.
•	Technology recognized by The New York Law Journal annual reader rankings as the #1 firm in the category of e-discovery managed service provider.
•	Strategic Communications recognized by The Holmes Report with a gold SABRE Award in the Asia Pacific region.
•

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

•

Diversified Service Offerings. Our five reportable segments offer a diversified portfolio of service offerings within our four geographic regions. Our broad range of services, the diversity of our revenue streams, and our global locations distinguish us from our competitors and help us manage fluctuations due to market conditions in any one of our segments, regions or industries. Our diversity helps to mitigate the impact of crises, events and changes in a particular practice, industry or country.

•

Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global financial institutions banks, and local, state and national governments and agencies in the U.S. and other countries. Additionally, 92 of the top 100 global law firms, as ranked by The ABA Journal, refer or engage us on behalf of multiple clients on multiple matters.

•

Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows. Our strong cash flow supports business operations, capital expenditures, research and development efforts in our Technology segment, and our ability to service our indebtedness, and pursue our growth and other strategies.

•

Demand for Integrated Solutions and a Consultative Approach. Our breadth and depth of practice and service offerings and industry expertise across the globe drive demand by businesses who seek our integrated services and consultative approach covering different aspects of event driven occurrences, reputational issues, and transactions, across different jurisdictions.

Our Business Strategy

We build client relationships based on the quality of our services, our reputation, and the recognition of our professionals. We provide diverse complimentary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

•

Leverage Our Practices, Relationships and Expertise. We work hard to maintain and strengthen our core practices and competencies. We believe that our recognized expertise, client relationships, and the quality of our reputation, coupled with our successful track record, size, and geographic diversity are the most critical elements in a decision to retain us. Many of our professionals are recognized experts in their respective fields. By successfully leveraging our reputation, experience, broad client base, and the expertise of our professionals, we expect to continue to obtain engagements from new as well as existing clients.

•

Grow Organically. Our strategy is to grow organically by increasing headcount and market share to provide clients with a complete suite of services across our segments, as well as the industries and geographic regions in which we operate. We strive to engage in our markets competitively to produce better than average success.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2015, we employed 3,516 revenue-generating professionals, many of whom have established and widely recognized names in their respective service and industry specializations, and specialized industry expertise. Through our substantial staff of highly qualified professionals, we can handle a large number of complex assignments simultaneously. To attract and retain highly qualified professionals, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, incentive bonuses, and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled peers.

•

Enhance Profitability. We endeavor to manage costs, headcount, utilization, bill rates, and pricing for both time and materials and alternative fee arrangements, to operate profitably, at segment and regional levels.

•

Acquisitions and Other Investments. We will consider future strategic or opportunistic acquisition opportunities on a selective basis.  We seek to integrate completed acquisitions and manage investments in a way that fosters organic growth, expands our geographic presence, or complements our current practices, services and industry focuses. We will typically structure our acquisitions to retain the services of key individuals from the acquired companies.

Our Employees

Our success depends on our ability to attract and retain our expert professional work force. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisers, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. We also engage independent contractors to supplement our professionals on client engagements as needed. As of December 31, 2015, we employed 4,634 employees, of which 3,516 were revenue-generating professionals.

Employment Agreements

As of December 31, 2015, we had written employment arrangements with substantially all of our 410 Senior Managing Director and equivalent personnel, (collectively, “SMD”s), 261 of which are employment agreements with fixed terms ending between 2016 and 2024, while the other 149 contracts are of an at-will nature with no fixed term. Of the 261 written agreements with a fixed term, 253 provide that at the end of the initial term they automatically renew for successive year-to-year terms, unless either party provides advance written notice of non-renewal prior to commencement of the renewal term.

The employment agreements with SMDs generally provide for fixed salary and participation in incentive payment programs (which in some cases may be based on financial measures such as EBITDA), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if such professional leaves our employ for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of a professional varies depending on whether the person resigned with or without “good reason” or was terminated by us with or without “cause,” retires or does not renew, died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment arrangements with SMDs include covenants providing for restrictions on the SMD’s ability to compete and solicit the employees of the Company following the end of their employment.

Loan and Equity Compensation

Employees, consultants and professionals who join us in connection with acquisitions or as new hires may receive retention or sign-on payments, on a case by case basis, through unsecured general recourse forgivable loans or other payments. We believe that the loan arrangements enhance our ability to attract and retain professionals. Some or all of the principal amount and accrued interest of the loans we make to employees and consultants will be forgiven by us, or their repayment will be funded by us through additional bonus compensation, upon the passage of time, provided that the professional is an employee or consultant on the forgiveness date.  In addition, upon certain termination events, accrued interest and the outstanding principal balance may be forgiven, including upon death, disability and, in some cases, retirement or termination by the employer without cause or the employee with good reason, or the employee may be required to repay the unpaid accrued interest and outstanding principal balance upon certain other termination events such as voluntary resignation, as applicable to the specific loan. The value of the forgivable loans we have made, in the aggregate as well as on an individual basis, have been, and we anticipate will continue to be, significant. Our executive officers are not eligible to receive loans and no loans have been made to them.

Our executive officers, other members of senior management, outside directors, as well as employees and independent service providers, have received and will continue to receive equity awards, including stock option and share-based awards (including awards in the form of restricted stock, performance-based restricted stock units, deferred restricted stock units, and cash-settled stock appreciation rights and units), on a case-by-case basis, to the extent that shares are available under our stockholder approved equity compensation plans. The value of such equity and cash-based awards, in the aggregate, as well as on an individual basis, have been and are expected to continue to be significant.

Select SMDs may participate in other incentive compensation programs, such as our Senior Managing Director Incentive Compensation Program in the U.S., UK and Canada (the “ICP”) or the Key Senior Managing Director Incentive Plan (the “KSIP”), which provide for initial, and in the case of the ICP recurring, compensation. Employment arrangements under the ICP and KSIP are discussed below.

Select SMD Compensation Opportunities

The ICP and the KSIP are supplemental incentive compensation arrangements open only to select SMDs who are recommended by management and approved by the Compensation Committee of the Board of Directors of the Company. Effective January 2015, the ICP was closed to new participants and was replaced with the KSIP. SMDs previously admitted to the ICP continue to be eligible to receive annual recurring equity awards related to the deferral of a portion of each participant’s annual bonus award for the prior bonus year.

The benefits under the KSIP include an initial cash payment in the form of an initial unsecured general recourse forgivable loan and a restricted stock award, as well as future cash bonus opportunities, which are contingent upon the SMD entering into a new five-year employment agreement and agreeing to defer payment of one-third his or her annual performance-based discretionary bonus over a two-year term. ICP participants who enter the KSIP are required to forego future annual recurring equity awards under the ICP, which are not replicated in the KSIP. KSIP awards typically cliff-vest, 50% at the end of four or six years, with the balance vesting at the end of six or nine years, depending on the aggregate monetary value of the awards to such participant. All or portions of the awards may vest or forfeit upon different termination events.

As of December 31, 2015, there were 74 SMDs participating in the ICP and 17 SMDs participating in the KSIP (of which 12 were former ICP participants).

For the past five years, we have made the following aggregate forgivable loans and equity awards to (i) new participants entering the ICP, (ii) participants moving to higher participation levels within the ICP, (iii) participants receiving annual deferred bonus, restricted stock bonus and additional equity awards pursuant to the annual bonus matching features of the ICP, and (iv) participants in the KSIP:

Year	Unsecured General Recourse Forgivable Loan Amounts (1)	Option Shares	Restricted Share- Based Awards	Cash Settled Stock Appreciation Rights	Cash Bonus Opportunity Awards
	(in thousands, except for share data)
2011	$8,700	385,815	242,508	63,000	$—
2012	$9,900	467,075	245,470	2,834	$—
2013	$6,200	373,656	240,269	44,370	$—
2014	$4,800	445,999	328,507	16,748	$—
2015	$6,500	65,065	253,012	2,777	$6,500

(1)

In 2011, 2012, 2013, 2014, and 2015, we also funded $34.3 million, $51.5 million, $40.8 million, $47.9 million and $20.3 million, respectively, of unsecured forgivable loans and other loans to SMDs and other professionals outside of the ICP and KSIP. Our corporate officers are not eligible to receive loans of any kind.

Marketing

We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals often learn about new business opportunities from their frequent contacts and close working relationships with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new and large engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. We also employ or contract with sales professionals who are tasked primarily with marketing the services of our Corporate Finance & Restructuring, Forensic and Litigation Consulting, Strategic Communications and Technology segments.

Clients

During the year ended December 31, 2015, no single client accounted for more than 10% of our consolidated revenues. Our Technology segment had one client that individually accounted for 19% of its total revenues for the year ended December 31, 2015. No other reportable segment had a single client that accounted for more than 10% of its respective total revenues for the year ended December 31, 2015. The loss of this client by the Technology segment would not have a material adverse effect on FTI Consulting and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, each law firm engages us on behalf of multiple clients.

Competition

We compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client, or delivery of the service(s) or product(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, which offer a broad range of consulting services; investment banking firms; consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments; and small firms and independent contractors that provide one or more specialized services.

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. Our Technology segment, and to a lesser extent our other segments, may also compete on price, although the critical nature of the services provided by our Corporate Finance & Restructuring, Forensic and Litigation Consulting and Economic Consulting segments typically makes price a secondary consideration with respect to those segments. Since our businesses depend in a large part on professional relationships, there are low barriers of entry for professionals, including our professionals, electing to work independently, start their own firms, or change employers.

Our Corporate Finance & Restructuring segment primarily competes with specialty boutiques providing restructuring, bankruptcy or M&A services, and to a lesser extent large investment banks and global accounting firms.

Our Forensic and Litigation Consulting segment primarily competes with other large consulting companies with service offerings similar to ours.

Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques, and large consulting companies with service offerings similar to ours.

Our Technology segment primarily competes with consulting and/or software providers specializing in e-discovery, ESI and the management of electronic content. Competitors may offer products and/or services intended to address one piece or more of those areas. There continues to be significant consolidation of companies providing products and services similar to our Technology segment, through M&A and other transactions, which may provide competitors access to greater financial and other resources than those of the Company. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development or react more quickly to new regulatory or legal requirements and other changes and may be able to innovate more quickly and efficiently. Our Ringtail® software has been facing significant competition from competing software products that are offered to end-users on a commodity basis through licensing as opposed to our historical integrated product and consulting service offerings. In addition, companies compete aggressively against our Technology segment on the basis of price, particularly with respect to hosting and e-discovery services.

Our Strategic Communications segment competes with large public relations firms and boutique M&A and crisis management communications firms. Our Strategic Communications segment has been experiencing competitive downward fee pressure on higher margin types of engagements and fewer or smaller retainer relationships.

Some service providers are larger than we are and, on certain engagements, may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty services or pricing advantages.

Patents, Licenses and Trademarks

We consider Ringtail®, Acuity® and other technologies and software to be proprietary and confidential. We have also developed other e-discovery integrated services using the Ringtail® brand, which we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and seek to use our IP.

We hold 77 U.S. patents and have 25 U.S. patent applications pending, and there are no pending U.S. provisional patent applications. We have filed 21 international patent applications under the Patent Cooperation Treaty all of which have entered the National phase. We hold 21 non-U.S. issued patents in Canada and Europe, and four non-U.S. patent applications pending in Canada and Europe. No additional patent applications have been issued or are pending in other countries. All of the above patents and patent applications cover various aspects of software of our Technology segment.

We have developed marketing language, such as “Critical Thinking at the Critical Time” and logos and designs that we have registered or taken steps to register and protect. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions, or, in some cases, applications have been filed and are pending. We use the FTI, Palladium and Compass-formative marks pursuant to co-existence, consent and/or settlement agreements with third parties. We believe we take the appropriate steps to protect our trademarks and brands.

We also rely upon non-disclosure, license and other agreements to protect our products and services.

Corporate Information

We incorporated under the laws of the State of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange (“NYSE”), under the symbol “FCN.” Our executive offices are located at 1101 K Street NW, Washington, D.C. 20005. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.

Financial Information on Industry Segments and Geographic Areas

We manage and report operating results through five reportable segments. We also administratively manage our business through four geographic regions. See “Risk Factors — Risks Related to our Operations” for a discussion of risks related to international operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 in the “Notes to Consolidated Financial Statements” for a discussion of revenues, net income and total assets by business segment and revenues for the U.S., UK, and all other foreign countries as a group.

Available Information

We make available, free of charge, on or through our website at www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report on Form 10-K as well as other periodic reports filed with the SEC may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 2 Hamill Road, North Building, Baltimore, Maryland 21210, telephone number 410-591-4800.

ITEM 1A.	RISK FACTORS

All of the following risks could materially and adversely affect our business, financial condition and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report on Form 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition, and financial results.

Risks Related to Our Reportable Segments

Changes in capital markets, M&A activity, and legal or regulatory requirements, general economic conditions, and monetary or political disruptions, as well as other factors beyond our control, could reduce demand for our practice offerings or services, in which case our revenues and profitability could decline.

Different factors outside of our control could affect demand for a segment’s practices and our services. These include:

•	fluctuations in U.S. and/or global economies, including economic recessions and the strength and rate of any general economic recoveries;
•	the U.S. or global financial markets and the availability, costs and terms of credit and credit modifications;
•	the level of leverage incurred by countries or businesses;
•	M&A activity;
•	over-expansion by businesses causing financial difficulties;
•	business and management crises;
•	new and complex laws and regulations or changes of enforcement of laws, rules and regulations;
•	other economic or geographic factors; and
•	general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economies will have on our business or the business of any particular segment. Fluctuations, changes and disruptions in financial, credit, M&A and other markets, political instability, and general business factors could impact various segment’s operations and could affect such operations differently. Changes to factors described above, as well as other events, including by way of example, contractions of regional economies,  or the  economy of a particular country, monetary systems, banking, real estate and retail or other industries; debt or credit difficulties or defaults by businesses or countries; new or changes to legislation laws and regulations, including changes to the bankruptcy and competition laws of the U.S. or other countries; tort reform; banking reform; a decline in government enforcement, litigation or monetary damages or remedies that are sought; or political instability may have adverse effects on one or more of our segments or service, practice or industry offering.

Our revenues, operating income and cash flows are likely to fluctuate.

We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows, and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income, and earnings per share for reasons that include the number, size, timing and duration of client engagements; the timing of revenue recognition under GAAP; utilization of revenue-generating professionals; the types of engagements we are working on at different times; the geographic locations of our clients or the location where services are rendered; billing rates and other fee arrangements; the length of billing and collection cycles; new hiring; business and asset acquisitions; and economic factors beyond our control. Our profitability is likely to decline if we experience declines in the number, size or duration or delays to the timing of client assignments and the utilization rates of our professionals; less profitable fee arrangements or discounting of fees; or increases in our receivable collection cycles. Our results are subject to seasonal and similar factors, such as during the fourth quarter when our professionals and our clients take vacations. We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments which are paid throughout the year. Also, the timing of investments or future acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows.

If we do not effectively manage the utilization of our professionals or billable rates, our financial results could decline.

Our failure to manage the utilization of our professionals who bill on an hourly basis or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turn-over, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements, or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such event, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions; the number, type, size and timing of client engagements; the level of demand for our services; appropriate professional staffing levels in light of changing client demands; utilization of professionals across segments and geographic regions; competition and acquisitions.

Segments may enter into engagements which involve more complicated non-time and material arrangements, such as fixed-fees and time and materials with caps. Failure to effectively manage professional hours and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to less revenue or the costs of providing services under those types of arrangements exceeding the fees collected by the Company.

Factors that could negatively affect utilization in our Corporate Finance & Restructuring segment include the completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; low interest rates; and fewer, smaller and less complex M&A activity or less capital markets activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation; fewer and less complex legal disputes; fewer class action suits; the timing of the completion of engagements, less government regulation or fewer regulatory investigations and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include fewer or smaller, and less complex M&A activity; less capital markets activity or fewer complex transactions, a reduced number of regulatory filings and less litigation, reduced antitrust and competition regulation or enforcement; fewer government investigations and proceedings; and the timing of client utilization of our services. Our global expansion into or within locations where we are not well known or where demand for our services is not well developed could also contribute to low or lower utilization rates in certain locations. Our Technology segment derives revenue from consulting services, e-discovery services, software licensing fees, and the amount of data hosted for a client. Factors that could adversely affect our Technology segment’s utilization include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. Our Strategic Communications segment derives some of its revenues from fixed fee and retainer based contracts. Factors that could adversely affect our Strategic Communications segment’s utilization include a decline in M&A or capital markets activity; fewer event driven crises affecting businesses; fewer public securities offerings and general economic decline that may reduce certain discretionary spending by clients.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This may be true in light of general economic conditions; lingering effects of past economic slowdowns or recession; or business or operating specific reasons. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our segments. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We have received requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently and expect this to continue in the future. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure to not increase or even decrease our rates, and less advantageous contract terms, could result in the loss of clients, lower revenues and operating income, higher costs, and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or at all, or that they will generate the same volume of work or revenues, or be as profitable as past engagements.

The clients of certain of our services prefer fixed and other alternative fee arrangements that place cost ceilings or other limitations on our fee structure, or may shift more of our revenue generating potential to back end success fee or contingent fee arrangements. With respect to such alternative fee arrangements, we may discount our rates initially, which could mean that the cost of providing services exceeds the fees collected by the Company during all or a portion of the term of the engagement. In such cases, the Company’s failure to manage the engagement efficiently or collect the success or performance fees could expose the Company to a greater risk of loss on such engagement than other fee arrangements, or may cause variations in the Company’s revenues and operating results due to the timing of achieving the performance-based criteria, if achieved at all. A segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagement, adversely affecting the financial results of the segment. In addition, our Technology segment has experienced competition from companies providing similar services and competitors who offer competing services at lower costs.

Our Technology segment faces certain risks, including (i) industry consolidation and a heightened competitive environment, (ii) client concentration, (iii) downward pricing pressure, (iv) technology changes and obsolescence, (v) failure to protect client information against cyber-attacks, and (vi) failure to protect IP used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.

Our Technology segment is facing significant competition from other consulting and/or software providers specializing in e-discovery, ESI and the management of electronic content. There continues to be significant consolidation of companies providing products and services similar to those offered by our Technology segment, which may provide competitors access to greater financial and other resources than those of the Company. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development, react more quickly to new regulatory or legal requirements and other changes, or innovate more quickly and efficiently. Our Ringtail® software has been facing significant competition from competing software products, which are offered on a commodity basis through licensing as opposed to our historical integrated product and consulting service offering.

Our Technology segment relies on a few clients for a greater proportion of its revenues than our other segments. For the year ended December 31, 2015, one client of our Technology segment accounted for approximately 19% of that segment’s annual revenues.

Our Technology segment has been experiencing increasing competition from companies providing similar services at lower prices, particularly with respect to hosting and e-discovery services.

The success of our Technology segment and its ability to compete depends significantly on our technology and other IP, including our proprietary Ringtail® software, Acuity® e-discovery offering and other proprietary information and IP rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® software or other products. Our software may not keep pace with necessary changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, be price competitive with other companies providing similar software or products, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the impact could adversely affect our operating margins and financial results.

Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our Technology segment which hosts client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

We rely on a combination of copyrights, trademarks, patents, trade secrets, and confidentiality and other contractual provisions to protect our assets. Our Ringtail® software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Certain aspects of our Technology segment software are protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our IP by employees or third parties could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for unauthorized or misuse of our IP may not adequately compensate us for the damages caused by unauthorized use.

If we (i) fail to compete effectively, including by offering our software and services at a competitive price,(ii) are unable to keep pace with industry innovation and user requirements, (iii) are unable to replace clients or revenues as engagements end or are cancelled or the scope of engagements are curtailed, or (iv) are unable to protect our clients’ or our own IP and proprietary information, the financial results and profitability of this segment and the Company would be adversely affected. There is no assurance that we can replace clients or the revenues from engagements, eliminate the costs associated with those engagements, find other engagements to utilize our professionals, develop competitive products or services that will be accepted or preferred by users, offer our products and services at competitive prices, or continue to maintain the confidentiality of our IP and the information of our clients.

We may not manage our growth effectively and our profitability may suffer.

We experience fluctuations in growth of our different segments, practices or services, including periods of rapid or declining growth. Periods of rapid expansion may strain our management team, or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to add or retain qualified managers, employees and contractors when needed, estimate costs, or manage our growth effectively, our business, financial results, and financial condition may suffer.

We cannot assure that we can successfully manage growth through acquisitions and the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures.

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

We operate in 28 countries in addition to the U.S. For the year ended December 31, 2015, we derived approximately 28% of our consolidated revenues from the work of professionals who are assigned to locations outside of the U.S. For the year ended December 31, 2015, approximately 56% of revenues of our Strategic Communications segment, 30% of revenues of our Corporate Finance & Restructuring segment, 28% of revenues of our Economic Consulting segment, 21% of revenues of our Forensic and Litigation Consulting segment, and 15% of revenues of our Technology segment were derived from the work of professionals who are assigned to locations outside of the U.S.

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

•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;
•	different legal and regulatory requirements and other barriers to conducting business;
•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;
•	greater difficulties in managing our non-U.S. operations, including client relationships, in certain locations;
•	disparate systems, policies, procedures, and processes;
•	failure to comply with the FCPA and anti-bribery laws of other jurisdictions;
•	higher operating costs;
•	longer sales and/or collections cycles;

•	restrictions or adverse tax consequences for the repatriation of earnings;
•	potentially adverse tax consequences, such as trapped foreign losses and importation or withholding taxes;
•	different or less stable political and/or economic environments; and
•	civil disturbances or other catastrophic events that reduce business activity.

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

We have a robust Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees and independent consultants and contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Securities Act and publicly traded on the NYSE, our executive officers, outside directors, employees and independent contractors are required to comply with the prohibitions against insider trading of our securities. In addition, we impose certain restrictions on the trading of securities of our clients. Nonetheless, we cannot assure you that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, independent consultants or contractors, or others who are subject to our policies and procedures could damage our reputation in the U.S. and internationally, or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions, which could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits.

We may be required to recognize goodwill impairment charges, which could materially affect our financial results.

We assess our goodwill, trade names and other intangible assets as well as our other long-lived assets as and when required by GAAP to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant under-performance relative to expected historical or projected future operating results and significant negative industry or economic trends. In the fourth quarter of 2012 and the third quarter of 2013, we recorded impairment charges to the carrying value of goodwill of our Strategic Communications segment of $110.4 million and $83.8 million, respectively. It is possible that we may be required to record significant impairment charges in the future relating to that or other segments. Such charges have had and could have an adverse impact on our results of operations.

Risks Related to Our People

Our failure to recruit and retain qualified professionals could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.

We deliver sophisticated professional services to our clients. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract or retain qualified professionals to maintain or expand our business. Moreover, competition has caused our costs of retaining and hiring qualified professionals to increase, a trend which could continue and could adversely affect our operating margins and financial results.

Despite fixed terms or renewal provisions, we could face retention issues during and at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new or extend employment agreements with SMDs. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements, or difficulty staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals becomes too high. The implementation of or new compensation arrangements may result in the concentration of potential turnover in future years.

We incur substantial costs to hire and retain our professionals and we expect these costs to continue and grow.

We may pay hiring or retention bonuses to secure the services of professionals. Those payments have taken the forms of unsecured general recourse forgivable loans, stock option, restricted stock, cash-based stock appreciation rights and other equity- and cash-based awards, and cash payments to attract and retain our professional employees. We make forgivable loans to KSIP participants and may provide forgivable or other types of loans to new hires and professionals who join us in connection with acquisitions as well as to select current employees and other professionals on a case-by-case basis. The aggregate amount of loans to professionals is significant. Some or all of the principal amount and accrued interest of the loans we make to employees will be forgiven by us, or we will fund the repayment through special bonus compensation, upon the passage of time, provided that the professional is an employee or consultant on the forgiveness date, and upon other specified events, such as death, disability, termination by us without cause, termination by the employee or consultant with good reason, retirement or contract non-renewal, as may be applicable to the relevant employment agreement or loan grant. We expect to continue issuing unsecured general recourse forgivable loans.

We also provide significant additional payments under the KSIP and annual recurring equity or cash awards under the ICP and other compensation programs, including awards in the form of restricted stock and other stock- or cash-based awards or, alternatively, cash if we do not have adequate equity securities available under stockholder-approved equity plans.

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

We have engaged in a major change effort that has resulted in, and may lead to turnover of executive officers and other leaders.

We rely heavily on our executive officers, the leaders of our segments and our regional, practice and industry leaders to manage our operations for the success of our business. Given the highly specialized nature of our services and products and the scale of our operations, our executive officers and other leaders must have a thorough understanding of our service, product and industry offerings, as well as the skills and experience necessary to manage a large organization in diverse geographic locations.  At the same time, key initiatives associated with the Company’s change efforts to improve performance have required or resulted in changes in our leadership. Since January of 2014, we have had several voluntary departures and turned over a number of executives and other senior leadership positions, including:

•	Chief Executive Officer
•	General Counsel
•	Chief Financial Officer
•	Regional Chairmen – North America (position eliminated); Latin America and EMEA
•	Operating segment leadership (Technology, co-leader Corporate Finance)
•	Key Industries (Health Solutions)

It is possible that further changes in leadership will occur as the Company continues to develop and evolve its business strategy. We are unable to predict with certainty the impact that executive officer and leadership transitions may have on our business operations, prospects, financial results, client relationships, retention of key professionals and other employees or morale.

Professionals may leave our Company to form or join competitors and we may not have, or may choose not to pursue, legal recourse against such professionals.

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to our professionals pursuing independent business opportunities or joining our competitors should be considered low. Although our clients generally contract for services with us as a company, and not with individual professionals, in the event that professionals leave, such clients may decide that they prefer to continue working with a professional rather than with our Company. Substantially all of our written employment arrangements with our SMDs include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside of the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, there may be times we may decide not to pursue legal action, even if it is available to us.

Risks Related to Our Client Relationships

If we are unable to accept client engagements due to real or perceived relationship issues, our revenues, growth, client engagements, and prospects may be negatively affected.

Our inability to accept engagements from existing or prospective clients, represent multiple clients in connection with the same or competitive engagements, or any requirement that we resign from a client engagement, may negatively impact our revenues, growth, and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, segments, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under U.S. federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party, and order us to resign, which could result in disgorgement of fees. Acquisitions may require us to resign from a client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues.

Claims involving our services could harm our overall professional reputation and our ability to compete and attract business or hire or retain qualified professionals.

Our engagements involve matters that may result in a severe impact on a client’s business, cause the client a substantial monetary loss, or prevent the client from pursuing business opportunities. Our ability to attract new clients and generate new and repeat engagements or hire professionals depends upon our ability to maintain a high degree of client satisfaction, as well as our reputation among industry professionals. As a result, any claims against us involving the quality of our services may be more damaging than similar claims against businesses in other industries.

We may incur significant costs and may lose engagements as a result of claims by our clients regarding our services.

Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Therefore, we are subject to the risk of professional and other liabilities. Although we believe we maintain an appropriate amount of insurance, it is limited. Damages and/or expenses resulting from any successful claim against us, for indemnity or otherwise, in excess of the amount of insurance coverage, will be borne directly by us and could harm our profitability and financial resources. Any claim by a client or a third party against us could expose us to reputational issues that adversely affect our ability to attract new or maintain existing engagements or clients or qualified professionals or other employees, consultants or contractors.

Our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our utilization and revenues.

Our engagements center on transactions, disputes, litigation and other event-driven occurrences that require independent analysis or expert services. Transactions may be postponed or cancelled, litigation may be settled or be dismissed, and disputes may be resolved, in each case with little or no prior notice to us. If we cannot manage our work in process, our professionals may be underutilized until we can reassign them or obtain new engagements, which can adversely affect financial results.

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. For the year ended December 31, 2015, one client of our Technology segment accounted for approximately 19% of that segment’s annual revenues. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements, and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of the Company could be adversely affected.

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

Failures of our internal information technology systems controls or compromise of confidential or proprietary client or company information could damage our reputation, harm our businesses and adversely impact our results of operations.

Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our businesses, especially our Technology segment which hosts client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

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

In reaction to publicized incidents in which electronically stored personal and other information has been lost, accessed or stolen, or transmitted by or to third parties without permission, U.S. and non-U.S. governmental authorities have adopted, proposed, or are considering proposing or adopting, data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business in the U.S. or the applicable jurisdiction. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.

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

Our competitors include large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services; investment banking firms; IT consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments; and small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower cost service offerings.

Since our business depends in large part on professional relationships, our business has low barriers of entry for professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers.

If we cannot compete effectively or if the costs of competing, including the costs of retaining and hiring professionals, become too expensive, our revenue growth and financial results could be negatively affected and may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards, and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. The duration of post-employment non-competition and non-solicitation agreements typically range from six- to 12-months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12-months. Certain activities may be carved out of, or otherwise may not be prohibited by, these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business, or who do not join us or leave our employment, will not compete with us or solicit our employees or clients in the future. States and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees or sellers. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with the former employee or his clients, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for our Company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

Risks Related to Acquisitions

Prior to 2014, a substantial amount of our growth resulted from acquisitions. Since that time, we have not pursued an acquisition strategy on the same scale. We will consider future strategic or opportunistic acquisitions. In those cases some or all of the following risks would be applicable.

We may have difficulty integrating acquisitions or convincing clients to allow assignment of their engagements to us, which can reduce the benefits we receive from acquisitions.

The process of managing and integrating acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and organic expansion of our existing operations. To the extent that we misjudge our ability to integrate and properly manage acquisitions, we may have difficulty achieving our operating, strategic and financial objectives.

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;
•	disparate policies and practices;
•	client relationship issues;
•	decreased utilization during the integration process;
•	loss of key existing or acquired personnel;
•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;
•	dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions;
•	the assumption of legal liabilities;
•	future earn-out payments or other price adjustments; and
•	potential future write-offs relating to the impairment of goodwill or other acquired intangible assets, or the revaluation of assets.

In addition to the integration challenges mentioned above, our acquisitions of non-U.S. companies offer distinct integration challenges relating to foreign laws and governmental regulations, including tax and employee benefit laws, and other factors relating to operating in countries other than the U.S., which we have addressed above in the discussion regarding the difficulties we may face operating globally.

Asset transactions may require us to seek client consents to the assignment of their engagements to us or a subsidiary. All clients may not consent to assignments. In certain cases, such as government contracts and bankruptcy engagements, the consents of clients cannot be solicited until after the acquisition has closed. Further, such engagements may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that clients of the acquired entity or local, state, federal or foreign governments will agree to novate or assign their contracts to us.

The Company may also hire groups of selected professionals from another company.  In such event there may be restrictions on the ability of the professionals who join the Company to compete and work on client engagements. In addition, the Company may enter into arrangements with the former employers of those professionals regarding limitations on their work until any time restrictions pass. In such circumstances, there is no assurance that the Company will enter into mutually agreeable arrangements with any former employer and the utilization of such professionals may be limited and our financial results could be negatively affected until their restrictions end.  The Company could also face litigation risks from group hires.

We may be unable to take advantage of opportunistic acquisition situations, which may adversely affect our ability to expand or diversify our business.

At the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, competition for such acquisition, the cost of such acquisition, borrowing capacity under our senior secured bank revolving credit facility (our “Senior Bank Credit Facility”) or the availability and cost of alternative financing), may cause us to be unable to pursue or complete an acquisition.

An acquisition may not be accretive in the near term or at all.

Competitive market conditions may require us to pay prices that represent a higher multiple of revenues or profits for an acquisition. As a result of these competitive dynamics, costs of the acquisition, or other factors, certain acquisitions may not be accretive to our overall financial results at the time of the acquisition or at all.

We may have a different system of governance and management from the companies we acquire or their parents, which could cause professionals who join us from acquired companies to leave us.

Our governance and management practices and policies will not mirror the policies and practices of acquired companies or their parents. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of professionals who join our Company. Some professionals may choose not to join our Company or leave after joining us. Existing professionals may leave us as well. The loss of key professionals may harm our business and results of operations and cause us not to realize the anticipated benefits of the acquisition.

Due to fluctuations in our stock price, acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration, use of our shares as purchase price consideration may be dilutive, or the owners of certain companies we seek to acquire may insist on stock price guarantees.

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

Risks Related to our Indebtedness

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our outstanding 2022 Notes, Senior Bank Credit Facility and other outstanding indebtedness.

Our total consolidated long-term indebtedness as of December 31, 2015 was approximately $500.0 million under our 6% Senior Notes due 2022 (the “2022 Notes”) and our Senior Bank Credit Facility. As of December 31, 2015 we had $348.6 million of undrawn availability under our Senior Bank Credit Facility.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under the 2022 Notes or other outstanding indebtedness from time to time;
•

resulting in an event of default if we fail to comply with the financial and other covenants contained in the indenture governing the 2022 Notes, the terms of our Senior Bank Credit Facility or other outstanding debt agreements in effect from time to time;

•	accelerating indebtedness and enforcing cross default provisions among the 2022 Notes, the Senior Bank Credit Facility and applicable other indebtedness that may be outstanding from time to time;
•	permitting the lenders under our Senior Bank Credit Facility to foreclose on the assets securing such indebtedness;
•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates under the Senior Bank Credit Facility;
•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness or are less leveraged.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our Senior Bank Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Despite our current level of indebtedness, we and our subsidiaries may still incur significant additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the 2022 Notes and our Senior Bank Credit Facility, limit, but do not prohibit, us from incurring additional indebtedness and do not prevent us from incurring other liabilities that do not constitute indebtedness. In addition, the indenture that governs the 2022 Notes allows our domestic subsidiaries that guarantee the 2022 Notes and the Senior Bank Credit Facility to guarantee additional indebtedness, from time to time. The indenture for the 2022 Notes also permits us to incur certain other additional secured debt, which would be effectively senior to the 2022 Notes. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness. If we incur new indebtedness or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as the general economy, economic conditions in the industries in which we operate, and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Senior Bank Credit Facility and the indenture that governs the 2022 Notes, may restrict us from pursuing any of these alternatives.

In the event that we need to refinance all or a portion of our outstanding indebtedness before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing indebtedness or refinance our existing indebtedness at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, we will incur higher interest expense. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and results of operations.

Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries, including those that join us in connection with acquisitions.

Substantially all of our U.S. subsidiaries guarantee our obligations under our 2022 Notes and Senior Bank Credit Facility and substantially all of their assets are pledged as collateral for the Senior Bank Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees and, in the case of the Senior Bank Credit Facility, similar security. If we default on any guaranteed indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on their assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Senior Bank Credit Facility will be at variable rates of interest, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flow could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the Senior Bank Credit Facility, 2022 Notes or our other indebtedness outstanding from time to time.

The covenants in our Senior Bank Credit Facility and the indenture governing our 2022 Notes impose restrictions that may limit our operating and financial flexibility.

The Senior Bank Credit Facility includes negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur, or assume certain liens;
•	make certain investments and loans;
•	create, incur, or assume additional indebtedness or guarantees;
•	engage in M&As, consolidations, sale-leasebacks and other asset sales and dispositions;
•	pay dividends or redeem or repurchase our capital stock;
•	alter the business that we and our subsidiaries conduct;
•	engage in certain transactions with affiliates;
•	modify the terms of certain indebtedness, including the indenture governing the 2022 Notes;
•	prepay, redeem or purchase certain indebtedness, including the 2022 Notes; and
•	make material changes to accounting and reporting practices.

In addition, the Senior Bank Credit Facility includes financial covenants that require us (i) not to exceed a maximum leverage ratio, (ii) not to exceed a maximum senior secured leverage ratio, and (iii) to maintain a minimum fixed charge coverage ratio.

The indenture governing the 2022 Notes contains a number of significant restrictions and covenants that may limit our ability and our subsidiaries’ ability to, among other things:

•	incur or guarantee additional indebtedness;
•	make certain restricted payments;
•	create or incur certain liens;
•	create restrictions on the payment of dividends or other, distributions to us from our restricted subsidiaries;
•	engage in certain sale and leaseback transactions;

•	transfer all or substantially all of our assets or the assets of any restricted subsidiary or enter into merger or consolidation transactions with third parties; and
•	engage in certain transactions with affiliates.

Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants. If we violate these covenants and are unable to obtain waivers, our indebtedness under the indenture , the Senior Bank Credit Facility or other applicable agreement could be declared in default and could be accelerated, which could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the 2022 Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices located in Washington, D.C. consist of 95,767 square feet under a lease expiring November 2021. Under leases expiring August 2017, we lease 53,474 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 36 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles, and San Francisco, and we lease office space to support our international locations in 28 countries — the United Kingdom, Ireland, France, Germany, Spain, Belgium, Denmark, Russia, Australia, Switzerland, Netherlands, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Korea, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and IP and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, such as IP and securities litigation, the results are difficult to predict at all. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those anticipated at the time. We currently are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Our Common Equity and Related Stockholder Matters

Market Information. Our common stock trades on the NYSE under the symbol “FCN.” The following table lists the high and low sale prices per share for our common stock based on the closing sales price as reported on the NYSE for the periods indicated.

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$40.97	$36.21	$41.76	$28.51
June 30	$43.64	$37.41	$38.01	$29.30
September 30	$43.55	$38.72	$38.01	$34.91
December 31	$45.66	$33.62	$41.09	$33.30

Number of Stockholders of Record. As of January 31, 2016, the number of holders of record of our common stock was 205.

Dividends. We have not declared or paid any cash dividends on our common stock to date and we currently do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain our earnings, if any, to finance the expansion of our business, to make acquisitions, for general corporate purposes or to repurchase shares of our common stock. Moreover, our Senior Bank Credit Facility and the indenture governing our 2022 Notes restrict our ability to pay dividends. See Note 12 — “Long-Term Debt” to our consolidated financial statements for more information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table lists information regarding outstanding stock options and authorized shares of common stock reserved for future issuances under our equity compensation plans as of December 31, 2015. None of the plans have outstanding warrants or rights other than options and cash-based stock appreciation rights, except for stock-based awards, including shares of restricted and unrestricted stock or units and performance restricted or unrestricted stock or units, and deferred stock awards, including stock units and restricted stock units. We have not issued any shares of our common stock to employees as compensation under plans that have not been approved by our security holders, except for employment inducement awards granted to certain executive officers at the time they were hired pursuant to Rule 303A.08 of the NYSE. The number of securities to be issued upon exercise of outstanding options, warrants and rights included in Column (a) of the following table excludes:

•	9,945 shares of common stock issued as unvested stock-based awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) (the “2004 Plan”);
•	19,490 shares of common stock issued as unvested stock-based awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) (the “2006 Plan”);
•

1,068,852 shares of common stock issued as unvested stock-based awards, including restricted stock awards, performance-based restricted stock and unit awards, stock units and restricted stock unit awards, under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015) (the “2009 Omnibus Plan”);

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as Amended and Restated (the “ESPP”), and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP effective January 1, 2009; and

•

31,305 shares of common stock issued as unvested restricted stock awards as employment inducement awards (“Inducement Awards”), as approved by the Compensation Committee of the Company’s Board of Directors on July 30, 2014. The remaining 38,290 unissued shares were deregistered with the SEC on October 7, 2014.

Equity Compensation Plan Information as of December 31, 2015

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share data)
Equity compensation plans approved by our security holders	3,271	(1)	$41.45	1,760	(3)
Equity compensation plans not approved by our security holders	149	(2)	36.75	—
Total	3,420		$41.25	1,760

(1)

Includes up to 245,542 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Plan; up to 976,172 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Plan; and up to 2,048,871 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes up to 148,944 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our Inducement Awards to new executive officer hires pursuant to Rule 303.08 of the NYSE.

(3)

Includes 55,597 shares of common stock available for issuance under our 2006 Plan, none of which may be issued as stock-based awards, and 1,704,898 shares of common stock available for issuance under our 2009 Omnibus Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards).

Issuances of Unregistered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2015.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
	(in thousands, except per share data)
October 1 through October 31, 2015	—		$—	—		$—
November 1 through November 30, 2015	1	(1)	$36.45	29	(2)	$48,969
December 1 through December 31, 2015	5	(1)	$34.72	736	(3)	$23,469
Total	6			765

(1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)

In November 2015, our Board of Directors authorized a six-month stock repurchase program of up to $50.0 million (the “2015 Repurchase Program”). During the month ended, November 30, 2015, we repurchased and retired 28,700 shares of common stock, at an average per share price of $36.25, for an aggregate cost of $1.0 million.

(3)

During the month ended December 31, 2015, we repurchased and retired 735,845 shares of common stock, at an average per share price of $34.84 under the 2015 Repurchase Program, for an aggregate cost of $25.5 million.

(4)	At December 31, 2015, a balance of approximately $23.5 million remained available for share repurchases under the 2015 Repurchase Program.

ITEM 6.	SELECTED FINANCIAL DATA

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

Goodwill Impairment Charge

There were no goodwill impairment charges during the years ended December 31, 2015 and 2014.

For the years ended December 31, 2013 and 2012, we recorded an $83.8 million and $110.4 million goodwill impairment charge related to the Strategic Communications segment, respectively. The impairment charges were non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations. These charges are further described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in “Note 10. Goodwill and Other Intangible Assets” in the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

Special Charges

There were no special charges recorded during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded special charges totaling $16.3 million, of which $0.7 million was non-cash. The charges reflect the contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments of former executive officers, the termination of the Company’s corporate airplane lease, the closure of the Company’s former West Palm Beach executive office and related lease termination, and updated forecasts of expected sublease income for corporate and segment offices previously vacated.

During the year ended December 31, 2013, we recorded special charges totaling $38.4 million, of which $14.1 million was non-cash. The charges reflect certain executive leadership transition costs, costs related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance & Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our EMEA region.

During the year ended December 31, 2012, we recorded special charges of $29.6 million, of which $5.0 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macro-economic conditions impacting our Forensic and Litigation Consulting, Strategic Communications and Technology segments, to address certain targeted practices within our Corporate Finance & Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions included the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions.

During the year ended December 31, 2011, we recorded special charges of $15.2 million, of which $4.8 million was non-cash. The charges reflect actions we took to reduce overhead in connection with the realignment of certain senior management on a global basis and to align our workforce with expected market trends, primarily in our Corporate Finance & Restructuring segment.

Stockholders’ Equity

2015 stock repurchase program

On November 5, 2015, our Board of Directors authorized a six month stock repurchase program of up to $50 million (the “2015 Repurchase Program”). During the year ended December 31, 2015, we repurchased and retired 764,545 shares of our common stock for an average price per share of $34.68, at a total cost of $26.5 million, which was paid in full in 2015.

2012 stock repurchase program

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

Income Statement and Balance Sheet Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
INCOME STATEMENT DATA
Revenues	$1,779,149	$1,756,212	$1,652,432	$1,576,871	$1,566,768
Operating Expenses
Direct cost of revenues	1,171,444	1,144,757	1,042,061	980,532	956,908
Selling, general and administrative expenses	432,668	433,845	394,681	378,016	373,295
Special charges	—	16,339	38,414	29,557	15,212
Acquisition-related contingent consideration	(1,200)	(1,676)	(10,869)	(3,064)	(6,465)
Amortization of other intangible assets	11,726	15,521	22,954	22,407	22,371
Goodwill impairment charge	—	—	83,752	110,387	—
	1,614,638	1,608,786	1,570,993	1,517,835	1,361,321
Operating income	164,511	147,426	81,439	59,036	205,447
Interest income and other	3,232	4,670	1,748	5,659	6,304
Interest expense	(42,768)	(50,685)	(51,376)	(56,731)	(58,624)
Loss on early extinguishment of debt	(19,589)	—	—	(4,850)	—
Income before income tax provision	105,386	101,411	31,811	3,114	153,127
Income tax provision	39,333	42,604	42,405	40,100	49,224
Net income (loss)	$66,053	$58,807	$(10,594)	$(36,986)	$103,903
Earnings (loss) per common share—basic	$1.62	$1.48	$(0.27)	$(0.92)	$2.53
Earnings (loss) per common share—diluted	$1.58	$1.44	$(0.27)	$(0.92)	$2.39
Weighted average number of common shares outstanding
Basic	40,846	39,726	39,188	40,316	41,131
Diluted	41,729	40,729	39,188	40,316	43,473

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$149,760	$283,680	$205,833	$156,785	$264,423
Working capital (1)(2)	$394,548	$489,749	$392,841	$366,563	$285,371
Total assets (3)	$2,229,018	$2,391,599	$2,324,927	$2,256,877	$2,398,694
Long-term debt, net, including current portion	$494,772	$699,404	$703,684	$708,085	$784,570
Stockholders’ equity	$1,147,603	$1,102,746	$1,042,259	$1,068,232	$1,106,202

(1)	Working capital is defined as current assets less current liabilities.

(2)

As more fully described in “Note 2. New Accounting Standards” in the Consolidated Financial Statements, we adopted FASB Accounting Standards Update (“ASU”) 2015-17 – Income Taxes (Topic 740). In this table, working capital has been reduced for the impact of reclassifying current deferred tax assets to non-current deferred tax liabilities by $27.3 million, $26.7 million, and $3.6 million as of December 31, 2014, 2013, and 2012, respectively, and working capital for 2011 has been increased by $12.3 million for the reclassification of current deferred tax liabilities to non-current deferred tax liabilities.

(3)

As more fully described in “Note 2. New Accounting Standards” in the Consolidated Financial Statements, we adopted ASU 2015-03 and ASU 2015-15. In this table, total assets and long-term debt, net, including current portion have both been reduced for the impact of reclassifying unamortized debt issue costs from non-current assets to a deduction from long-term debt by $11.6 million, $13.3 million, $15.0 million, and $12.4 million as of December 31, 2014, 2013, 2012, and 2011, respectively. Additionally, total assets have been reduced for the impact of reclassifying current deferred tax assets to non-current deferred tax liabilities in 2014 through 2012 as described above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2015 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in “— Item 8. Financial Statements and Supplementary Data.” Historical results and any discussion of prospective results may not indicate our future performance.

Business Overview

We are a global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), capital market issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, M&A, antitrust and competition matters,  securities litigation, e-discovery, management and retrieval of ESI, reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five reportable segments:

Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, M&As, M&A integration, valuations and tax issues, as well as financial, operational and performance improvement. Our distressed service offerings generally include corporate restructurings and our non-distressed generally includes all other services mentioned above.

Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services as well as interim management and performance improvement services for our health solutions practice clients.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment provides e-discovery and information governance, hosting and consulting services and software to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce ESI, including e-mail, computer files, voicemail, instant messaging, cloud and social media data, as well as financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial and corporate communications, investor relations, reputation management, brand communications, public affairs, business consulting, digital design and marketing.

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

When significant, we identify the estimated impact of foreign currency translation driven by our businesses with functional currencies other than the U.S. dollar, on the period-to-period performance results. The estimate impact of foreign currency translation is calculated as the difference between the prior period results multiplied by the average foreign currency exchange rates in the current period and the prior period results multiplied by the average foreign currency rates in the prior period.

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that is not presented in our financial statements and prepared in accordance with GAAP. Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to:

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

Full Year 2015 Executive Highlights

Financial Highlights

	Year Ended December 31,
	2015	2014	% Growth
	(dollar amounts in thousands, except per share amounts)
Revenues	$1,779,149	$1,756,212	1.3%
Special charges (1)	$—	$16,339	-100.0%
Loss on early extinguishment of debt (1)	$19,589	$—	100.0%
Adjusted EBITDA	$205,762	$210,552	-2.3%
Net income	$66,053	$58,807	12.3%
Earnings per common share — diluted	$1.58	$1.44	9.7%
Adjusted earnings per common share — diluted	$1.84	$1.64	12.2%
Net cash provided by operating activities	$139,920	$135,401	3.3%
Total number of employees at December 31	4,634	4,404	5.2%

(1)	Excluded from non-GAAP measures.

Revenues

Revenues increased $22.9 million, or 1.3% to from 2014 to 2015.  Revenues increased $72.0 million, or 4.1%, excluding a 2.8% estimated negative impact from foreign currency translation.  A prior year acquisition contributed $7.4 million of the year-over-year growth. The remaining increase in revenues primarily resulted from higher demand for North America distressed engagements in our Corporate Finance segment, partially offset by reduced demand for cross-border investigations and financial services litigations in our Technology segment.

Special Charges

There were no special charges for the year ended December 31, 2015. Special charges for the year ended December 31, 2014 were $16.3 million. See “Special Charges” in “Item 6. – Selected Financial Information” for an expanded discussion.

Adjusted EBITDA

Adjusted EBITDA decreased $4.8 million, or 2.3%, from 2014 to 2015. Adjusted EDITDA decreased $2.2 million, or 1.1%, excluding a 1.2% estimated negative impact from foreign currency translation. Adjusted EBITDA was unfavorably impacted by underutilization with increased billable headcount in the Forensics and Litigation Consulting segment, and lower demand in our Technology segment, partially offset by improved demand for restructuring services at higher realized prices in our Corporate Finance & Restructuring segment.

Loss on early extinguishment of debt

In order to more effectively utilize the Company’s growing cash balances, maintain financial flexibility and reduce interest expense, we retired $400 million principal amount of 6 ¾% Senior Notes due in 2020 (the “2020 Notes”) during 2015. We recognized a $19.6 million loss on early extinguishment of debt for 2015, consisting primarily of a redemption premium of $14.3 million and a $4.9 million non-cash write-off of unamortized deferred financing costs. The impact of early extinguishment of debt is excluded from calculation of Adjusted EBITDA.

Net Income

Net income increased $7.2 million, or 12.3% from 2014 to 2015. This increase was driven by the business results described above, as well as lower interest expense due to the debt restructuring completed in the third quarter, and lower income tax expense due to the mix of earnings in the current year and a $4.6 million charge for a valuation reserve on deferred tax assets related to net operating losses in the Company’s Australia business which was recorded in 2014.  Partially offsetting these increases was the $11.9 million loss on early extinguishment of debt (net of taxes) that was recorded in the third quarter of 2015.

Earnings (loss) per diluted share and Adjusted Earnings Per Share

Earnings per diluted share increased $0.14 to $1.58 in 2015 compared to $1.44 in 2014.

Adjusted earnings per diluted share, which excludes the impact of special charges, loss on early extinguishment of debt, and the remeasurement of acquisition-related contingent consideration, increased $0.20 to $1.84 in 2015 compared to $1.64 in 2014.

Liquidity & Capital Allocation

Cash balances decreased by $133.9 million, or 47.2%, to $149.8 million for the year ended December 31, 2015. Cash provided by operating activities increased $4.5 million to $139.9 million in 2015 as compared to $135.4 million in 2014. The increase was primarily due to lower forgivable loan funding, higher cash collections, lower payments for income taxes and other operating expenses partially offset by increased payments for compensation in the year ended December 31, 2015. Days Sales outstanding (“DSO”) at December 31, 2015 was 97 days unchanged from DSO at December 31, 2014. DSO is a measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

During the third quarter of 2015, we purchased $192.9 million of the 2020 Notes through a tender offer and redeemed $207.1 million of the 2020 Notes for a total of $414.7 million using $164.7 million of cash on hand and $250 million of borrowings under our Senior Bank Credit Facility.  Subsequent to the debt tender offer and redemption, we repaid $50 million of the borrowings under our Senior Bank Credit Facility.  In addition, we repaid the final $11.0 million in notes payable to former shareholders of acquired businesses in 2015.  Financing activities in 2015 also included the repurchase and retirement of 764,545 shares of our common stock for an average price per share of $34.68, at a total cost of $26.5 million.  Our Board of Directors authorized a stock repurchase program of up to $50 million at any time prior to May 5, 2016.  As of December 31, 2015, we have $23.5 million available under this program to purchase additional shares.

Strategic Initiatives

As a result of an ongoing strategic review of the Technology segment, the Company has taken actions to realign its workforce to address current business demands and position itself for future growth. These actions include the termination of approximately 50 employees, representing approximately 10% of the segment’s current workforce. We estimate the impact of these actions will result in a pre-tax income charge of approximately $4.5 million to $5.5 million, which will be recorded as a special charge in the first quarter of 2016.

Headcount

As of December 31, 2015, our total headcount of 4,634 increased by 230 from 4,404 as of December 31, 2014.

We increased the net number of non-billable employees by 58, from 1,060 as of December 31, 2014 to 1,118 as of December 31, 2015. Billable headcount additions for the year-ended December 31, 2015 are referenced in the table below.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting (1)	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2014	706	1,154	574	344	566	3,344
Additions (reductions), net	132	(23)	25	5	33	172
December 31, 2015	838	1,131	599	349	599	3,516
Percentage change in headcount from prior year	18.7%	-2.0%	4.4%	1.5%	5.8%	5.1%

(1)

There were 86 revenue-generating professionals as of December 31, 2014 related to a business in Latin America that was disposed of during 2015.  Excluding these professionals, the total number of revenue-generating professionals of our Forensic and Litigation Consulting segment would be 1,068 as of December 31, 2014, resulting in a net increase of 63 professionals (increase of 5.9%) during 2015.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, share based compensation, income taxes and contingencies on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and on various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed fee over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenue is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

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

In our Technology segment, unit-based revenues are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. We also generate certain revenue from software licenses and maintenance. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the acceptance provisions lapse. Revenues from hosting fees are recognized based on the units used over the term of the hosting agreement. We have certain arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are accounted for in accordance ASC 605-25, Multiple-Element Arrangements, and recognized pursuant to the criteria described above.

Some clients pay us retainers before we begin work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate.

Reimbursable expenses, including those relating to travel, out-of pocket expenses, outside consultants and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Revenues recognized, but not yet billed to clients and amounts billed to clients in advance of work being performed have been recorded as “Unbilled receivables” and “Billings in excess of services provided”, respectively, in the Consolidated Balance Sheets.

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from disputes that affect our ability to fully collect our billed accounts receivable, potential fee reductions negotiated by clients or imposed by bankruptcy courts as well as the inability of clients to pay our fees. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay may be partially mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we later discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expense” on the Consolidated Statements of Comprehensive Income (Loss), and totaled $15.6 million, $18.3 million, and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In performing Step 1 of the goodwill impairment test, we compare the carrying amount of our reporting units to their estimated fair values. We estimate fair value using a combination of market approaches and discounted cash flows (an income approach), using appropriate weighting factors. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, taking into account a reasonable control premium for our industry.

In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions, including projected future cash flows and the determination of appropriate market comparables and determination of whether a premium or discount should be applied to such comparables.

The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average cost of capital (“WACC”) based on our assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium.

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

For the 2015 annual goodwill impairment test performed as of the Company’s measurement date of October 1, 2015, we utilized the quantitative tests described above for each of our reporting units. Based on the results of Step1 of our goodwill impairment analysis, we determined that the estimated fair values of each of our reporting units significantly exceeded their respective carrying values and no further impairment testing was required. While the results of our 2015 annual goodwill impairment test indicate that none of our reporting units are at risk for impairment, the amount by which the estimated fair value of our Technology segment exceeded its carrying value declined considerably  from the amount of excess estimated fair value over carrying value as of October 1, 2014, the date of our previous goodwill impairment test.  Significant reductions to our current estimates of cash flows for our reporting units, declines in the market participant multiples for comparable companies and reference transactions in the market could result in an impairment of goodwill in the future.

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

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from 1 to 15 years.

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

Significant New Accounting Pronouncements

See Item 8. of Part II, “Financial Statements and Supplementary Data—Note 2—New Accounting Standards."

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$440,398	$391,115	$382,526
Forensic and Litigation Consulting	482,269	483,380	433,632
Economic Consulting	447,909	451,040	447,366
Technology	218,599	241,310	202,663
Strategic Communications	189,974	189,367	186,245
Total revenues	$1,779,149	$1,756,212	$1,652,432
Operating income (loss)
Corporate Finance & Restructuring	$85,207	$46,913	$58,594
Forensic and Litigation Consulting	58,185	83,180	68,211
Economic Consulting	57,912	55,282	86,714
Technology	22,832	46,906	38,038
Strategic Communications	21,723	15,603	(72,129)
Segment operating income	245,859	247,884	179,428
Unallocated corporate expenses	(81,348)	(100,458)	(97,989)
Operating income	164,511	147,426	81,439
Other income (expense)
Interest income and other	3,232	4,670	1,748
Interest expense	(42,768)	(50,685)	(51,376)
Loss on early extinguishment of debt	(19,589)	—	—
Other income (expense)	(59,125)	(46,015)	(49,628)
Income before income tax provision	105,386	101,411	31,811
Income tax provision	39,333	42,604	42,405
Net income (loss)	$66,053	$58,807	$(10,594)
Earnings (loss) per common share — basic	$1.62	$1.48	$(0.27)
Earnings (loss) per common share — diluted	$1.58	$1.44	$(0.27)

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$66,053	$58,807	$(10,594)
Add back:
Income tax provision	39,333	42,604	42,405
Other income (expense), net	39,536	46,015	49,628
Depreciation and amortization	31,392	33,989	32,541
Amortization of other intangible assets	11,726	15,521	22,954
Special charges	—	16,339	38,414
Loss on early extinguishment of debt	19,589	—	—
Remeasurement of acquisition-related contingent consideration	(1,867)	(2,723)	(13,555)
Goodwill impairment charge	—	—	83,752
Adjusted EBITDA	$205,762	$210,552	$245,545

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income (loss)	$66,053	$58,807	$(10,594)
Add back:
Special charges, net of tax (1)	—	9,637	23,267
Goodwill impairment charge (2)	—	—	83,752
Loss on early extinguishment of debt, net of tax (3)	11,881	—	—
Remeasurement of acquisition-related contingent consideration, net of tax (3)	(1,120)	(1,718)	(12,054)
Adjusted Net Income	$76,814	$66,726	$84,371
Earnings (loss) per common share — diluted	$1.58	$1.44	$(0.27)
Add back:
Special charges, net of tax (1)	—	0.24	0.59
Goodwill impairment charge (2)	—	—	2.14
Remeasurement of acquisition-related contingent consideration, net of tax (4)	(0.02)	(0.04)	(0.30)
Loss on early extinguishment of debt, net of tax (3)	0.28	—	—
Impact of denominator for diluted adjusted earnings per common share (5)	—	—	(0.07)
Adjusted earnings per common share — diluted	$1.84	$1.64	$2.09
Weighted average number of common shares outstanding — diluted (5)	41,729	40,729	40,421

(1)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to special charges for the years ended December 31, 2014 and 2013 were 41.0% and 39.4%, respectively. The tax expense related to the adjustments related to special charges for the years ended December 31, 2014 and 2013 were $6.7 million or $0.16 impact on diluted earnings per share, and $15.1 million or $0.39 impact on diluted earnings per share, respectively.

(2)	The goodwill impairment charge is non-deductible for income tax purposes and resulted in no tax benefit for the year ended December 31, 2013.
(3)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rate for the adjustment related to the loss on early extinguishment of debt for the year ended December 31, 2015 was 39.3%. The tax benefit related to the adjustment for the year ended December 31, 2015 was $7.7 million or $0.18 impact on diluted earnings per share. There was no loss on early extinguishment of debt in the years ended December 31, 2014 or December 31, 2013.

(4)

The tax effect takes into account the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). As a result, the effective tax rates for the adjustments related to the remeasurement of acquisition-related contingent consideration for the years ended December 31, 2015, 2014 and 2013 were 40.0%, 36.9% and 11.1%, respectively. The tax expense related to the adjustments related to the remeasurement of acquisition-related contingent consideration for the years ended December 31, 2015, 2014 and 2013 were $0.7 million or $0.02 impact on diluted earnings per share, $1.0 million or $0.02 impact on diluted earnings per share and $1.5 million or $0.04 impact on diluted earnings per share respectively.

(5)

For the year ended December 31, 2013, the Company reported a net loss. For the period, the basic weighted average common shares outstanding equals the diluted weighted average common shares outstanding for purposes of calculating GAAP earnings per share because potentially dilutive securities would be antidilutive. For non-GAAP purposes, the per share and share amounts presented herein reflect the impact of the inclusion of share-based awards and convertible notes that are considered dilutive based on the impact of the add backs included in Adjusted Net Income above.

Year Ended December 31, 2015 compared to December 31, 2014

Revenues and Operating income

See “Segment Results” for an expanded discussion of Revenue and Adjusted Segment EBITDA.

Special charges

There were no special charges for the year ended December 31, 2015. Special charges for the year ended December 31, 2014 were $16.3 million. See “Special Charges” in Item 6 – Selected Financial Information for an expanded disclosure.

The following table details the special charges by segment.

2014
(in thousands)
Corporate Finance & Restructuring	$84
Forensic and Litigation Consulting	308
Economic Consulting	12
Technology	19
Strategic Communications	3
426
Unallocated Corporate	15,913
Total	$16,339

Unallocated corporate expenses

Unallocated corporate expenses decreased $19.2 million, or 19.1%, to $81.3 million in 2015 from $100.5 million in 2014. Excluding the impact of special charges of $15.9 million recorded in 2014, unallocated corporate expenses decreased $3.3 million in 2015, or 3.9%. The decrease was primarily due to lower third party costs related to strategic development efforts and executive search activities, the termination of the airplane lease and closure of the West Palm Beach executive office in 2014, partially offset by an increase in infrastructure department costs to support growth in the business and to support strategic initiatives.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $1.4 million to $3.3 million for 2015 from $4.7 million for 2014. The decrease was due to a $1.2 million gain related to an insurance settlement in 2014, a $1.0 million loss on the sale of a foreign subsidiary in 2015, and $0.9 million lower interest income in 2015 relative to the prior year, partially offset by lower foreign currency transaction losses in 2015 relative to 2014.  Transaction losses were $0.9 million for the year ended December 31, 2015 as compared to net losses of $2.8 million in the same prior year period.  Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency.  These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense decreased $7.9 million, or 15.6%, to $42.8 million for 2015 from $50.7 million for 2014. Interest expense in 2015 was favorably impacted by lower average interest rates and borrowings compared to the same prior year period. This was primarily driven by the retirement of the 2020 Notes.  The retirement of the 2020 Notes was financed with a combination of cash and borrowings under the Senior Bank Credit Facility resulting in both significantly lower average debt balances and lower interest rates.

Income tax provision

Our income tax provision was $39.3 million with an effective tax rate of 37.3% for 2015, as compared to the income tax provision of $42.6 million with an effective tax rate of 42.0% for 2014.  The decrease in the effective tax rate in 2015 was driven by lower valuation allowances recorded on foreign net operating losses, favorable impact of change in state tax law, and favorable mix of earnings in foreign jurisdictions.

Year Ended December 31, 2014 compared to December 31, 2013

Revenues and Operating income

See “Segment Results” for an expanded discussion of Revenue and Adjusted Segment EBITDA.

Special charges

During the years ended December 31, 2014 and 2013, we recorded special charges totaling $16.3 million and $38.4 million, respectively. See “Special Charges” in Item 6 – Selected Financial Information for an expanded disclosure.

The following table details the special charges by segment, and for 2013, the decrease in total headcount.

	2014	2013
	Special	Special
	Charges	Charges	Headcount
	(dollars in thousands)
Corporate Finance & Restructuring	$84	$10,274	25
Forensic and Litigation Consulting	308	2,111	17
Economic Consulting	12	11	—
Technology	19	16	—
Strategic Communications	3	66	—
	426	12,478	42
Unallocated Corporate	15,913	25,936	3
Total	$16,339	$38,414	45

Unallocated corporate expenses

Unallocated corporate expenses increased $2.5 million, or 2.6%, to $100.5 million in 2014 from $98.0 million in 2013. Excluding the impact of special charges of $15.9 million recorded in 2014 and $25.9 million recorded in 2013, unallocated corporate expenses increased $12.5 million in 2014, or 17.3%. The increase was primarily due to increased resources to assess and evaluate certain strategic initiatives, higher costs related to performance based compensation for U.S. and regional personnel, and costs related to our global SMD leadership meeting, partially offset by lower costs related to corporate executives and the termination of the airplane lease.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased by $2.9 million to $4.7 million in 2014 from $1.7 million in 2013. The increase in interest income and other was primarily due to non-recurring interest and other non-operating income related to client and insurance settlements.

Interest expense

Interest expense decreased $0.7 million, or 1.3%, to $50.7 million in 2014 from $51.4 million in 2013. Interest expense in 2014 was favorably impacted by lower average borrowings.

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

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA which is a non-GAAP measure. The following table reconciles Net Income (Loss) to Total Adjusted Segment EBITDA for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$66,053	$58,807	$(10,594)
Add back:
Income tax provision	39,333	42,604	42,405
Other income (expense), net	39,536	46,015	49,628
Loss on early extinguishment of debt	19,589	—	—
Unallocated corporate expense	81,348	100,458	97,989
Total segment operating income	245,859	247,884	179,428
Add back:
Segment depreciation expense	27,717	30,267	28,203
Amortization of other intangible assets	11,726	15,521	22,954
Segment special charges	—	426	12,478
Remeasurement of acquisition-related contingent consideration	(1,867)	(2,723)	(13,555)
Goodwill impairment charge	—	—	83,752
Total Adjusted Segment EBITDA	$283,435	$291,375	$313,260

Other Segment Operating Data

	Year Ended December 31,
	2015	2014	2013
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	838	706	737
Forensic and Litigation Consulting	1,131	1,154	1,061
Economic Consulting	599	574	530
Technology (1)	349	344	306
Strategic Communications	599	566	590
Total revenue-generating professionals	3,516	3,344	3,224
Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	69%	67%	65%
Forensic and Litigation Consulting	64%	69%	68%
Economic Consulting	72%	75%	81%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$383	$374	$410
Forensic and Litigation Consulting	$319	$321	$317
Economic Consulting	$512	$512	$503

(1)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. Prior to 2014, we generally contracted with third-party agencies to source professionals; beginning in August 2014, we initiated a direct employment model to fill certain roles.  We employed an average of 395 as needed employees during the year ended December 31, 2015 and an average of 295 as-needed employees during the period from August 2014 through December 31, 2014.

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

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except rate per hour)
Revenues	$440,398	$391,115	$382,526
Percentage change in revenues from prior year	12.6%	2.2%
Operating expenses:
Direct cost of revenues	271,530	263,599	245,112
Selling, general and administrative expenses	81,550	75,382	71,966
Special charges	—	84	10,274
Acquisition-related contingent consideration	(1,439)	(452)	(9,900)
Amortization of other intangible assets	3,550	5,589	6,480
	355,191	344,202	323,932
Segment operating income	85,207	46,913	58,594
Percentage change in segment operating income from prior year	81.6%	-19.9%
Add back:
Depreciation and amortization of intangible assets	6,385	9,157	9,929
Special charges	—	84	10,274
Remeasurement of acquisition-related contingent consideration	(1,491)	(662)	(11,614)
Adjusted Segment EBITDA	$90,101	$55,492	$67,183
Gross profit (1)	$168,868	$127,516	$137,414
Percentage change in gross profit from prior year	32.4%	-7.2%
Gross profit margin (2)	38.3%	32.6%	35.9%
Adjusted Segment EBITDA as a percent of revenues	20.5%	14.2%	17.6%
Number of revenue-generating professionals (at period end)	838	706	737
Percentage change in number of revenue-generating professionals from prior year	18.7%	-4.2%
Utilization rates of billable professionals	69%	67%	65%
Average billable rate per hour	$383	$374	$410

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year ended December 31, 2015 compared to December 31, 2014

Revenues increased $49.3 million, or 12.6%, from 2014 to 2015, which included a 3.6% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, the revenue increase of $63.4 million, or 16.2%, was driven primarily by higher demand for the segment’s distressed and non-distressed service offerings in North America and higher demand in our transaction advisory services in EMEA, partially offset by lower demand and lower realized rates in our Asia Pacific restructuring practice.

Gross profit increased $41.4 million, or 32.4%, from 2014 to 2015. Gross profit margin increased 5.7 percentage points from 2014 to 2015. The majority of the margin increase is due to a higher mix of the segment’s distressed service offerings where increased demand led to improved staff leverage and utilization in North America.

SG&A expense increased $6.2 million, or 8.2%, from 2014 to 2015, which included a 4.9% estimated positive impact from foreign currency translation. SG&A expense was 18.5% of revenues for 2015 compared to 19.3% for 2014. Excluding the estimated positive impact of foreign currency translation, the SG&A increase of $9.9 million, or 13.1%, was due to higher outside services, travel expense related to business development activities, and employee compensation.

Year ended December 31, 2014 compared to December 31, 2013

Revenues increased $8.6 million, or 2.2%, from 2013 to 2014. Acquisition-related revenues contributed $4.4 million, or 1.1%, compared to 2013. Revenues increased organically $4.2 million, or 1.1%, primarily due higher volume in in our EMEA practice and growth in non-distressed engagements in North America, partially offset by continued slowdown in our global bankruptcy and restructuring practices.
Gross profit decreased $9.9 million, or 7.2%, from 2013 to 2014. Gross profit margin decreased 3.3 percentage points from 2013 to 2014. The decrease in gross profit margin was due to a shift in the mix of engagements to lower margin non-distressed work, continued investments in our European transaction advisory practice, and higher performance-based compensation expense.

SG&A expense increased $3.4 million, or 4.7%, from 2013 to 2014. SG&A expense was 19.3% of revenues for 2014 compared to 18.8% for 2013. The increase in SG&A expense was due to increased bad debt expense, additional overhead costs related to acquired practices, and the investment in the European transaction advisory practice partially offset by the absence of the non-recurring acquisition costs of $1.8 million recorded in the same prior year period.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except rate per hour)
Revenues	$482,269	$483,380	$433,632
Percentage change in revenues from prior year	-0.2%	11.5%
Operating expenses:
Direct cost of revenues	327,115	306,438	278,174
Selling, general and administrative expenses	94,717	90,707	84,616
Special charges	—	308	2,111
Acquisition-related contingent consideration	30	(866)	(1,622)
Amortization of other intangible assets	2,222	3,613	2,142
	424,084	400,200	365,421
Segment operating income	58,185	83,180	68,211
Percentage change in segment operating income from prior year	-30.0%	21.9%
Add back:
Depreciation and amortization of intangible assets	6,082	7,914	6,100
Special charges	—	308	2,111
Remeasurement of acquisition-related contingent consideration	—	(934)	(1,941)
Adjusted Segment EBITDA	$64,267	$90,468	$74,481
Gross profit (1)	$155,154	$176,942	$155,458
Percentage change in gross profit from prior year	-12.3%	13.8%
Gross profit margin (2)	32.2%	36.6%	35.9%
Adjusted Segment EBITDA as a percent of revenues	13.3%	18.7%	17.2%
Number of revenue-generating professionals (at period end) (3)	1,131	1,154	1,061
Percentage change in number of revenue-generating professionals from prior year	-2.0%	8.8%
Utilization rates of billable professionals	64%	69%	68%
Average billable rate per hour	$319	$321	$317

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

There were 86 and 96 revenue-generating professionals as of December 31, 2014 and 2013, respectively, related to a business that was disposed of during 2015.  Excluding these professionals, the total number of revenue-generating professionals of our Forensic and Litigation Consulting segment would be 1,068 and 965 as of December 31, 2014 and 2013, respectively.

Year Ended December 31, 2015 compared to December 31, 2014

Revenues decreased $1.1 million, or 0.2%, from 2014 to 2015, which included a 1.8% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased $7.8 million, or 1.6%, due to $9.0 million increase in success fees in our health solutions practice and higher demand in our construction solutions practices.  These increases were partially offset by lower demand in our global dispute advisory services practice and lower realized rates in our health solutions practice.

Gross profit decreased $21.8 million, or 12.3%, from 2014 to 2015. Gross profit margin decreased 4.4 percentage points from 2014 to 2015. This was driven by a decrease in utilization in our global dispute advisory services and global risk and investigations practice and due to severance associated with the departure of practitioners across some of our practices.

SG&A expense increased $4.0 million, or 4.4%, from 2014 to 2015, which included a $2.1 million, or 2.3%, estimated positive impact from foreign currency translation. SG&A expense was 19.6% of revenue for 2015 compared to 18.8% for 2014. Excluding the estimated positive impact of foreign currency translation, the SG&A expense increase of $6.1 million, or 6.7%, was driven by higher bad debt expense in 2015 as compared to 2014, which was a result of collection on a prior period bad debt and higher business development expenses. This was partially offset by lower compensation related to the departure of certain senior personnel.

Year Ended December 31, 2014 compared to December 31, 2013

Revenues increased $49.7 million, or 11.5%, from 2014 to 2015. Acquisition-related revenues contributed $11.1 million, or 2.6% compared to 2013. Revenues increased organically $38.7 million, or 8.9%, due to higher demand in our global disputes, construction solutions and data analytics practices, and in the North America and Asia Pacific regions of our investigations practice, partially offset by decline in our health solutions practice and lower success fees.

Gross profit increased $21.5 million, or 13.8%, from 2013 to 2014. Gross profit margin increased 0.7 percentage points from 2013 to 2014. The increase in gross profit margin is related to higher utilization in our construction solutions, data analytics, disputes and investigations practices, partially offset by increased performance based compensation and continued investment in the health solutions practice.

SG&A expense increased $6.1 million, or 7.2%, from 2013 to 2014. SG&A expense was 18.8% of revenues for 2014 compared to 19.5% for 2013. The increase in SG&A expense was due to additional direct hiring to support increased demand, increased corporate allocations and incremental SG&A expenses related to our acquired business, partially offset by collection on a prior period bad debt.

ECONOMIC CONSULTING

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except rate per hour)
Revenues	$447,909	$451,040	$447,366
Percentage change in revenues from prior year	-0.7%	0.8%
Operating expenses:
Direct cost of revenues	327,870	329,425	300,293
Selling, general and administrative expenses	61,213	66,159	58,282
Special charges	—	12	11
Acquisition-related contingent consideration	(318)	(885)	258
Amortization of other intangible assets	1,232	1,047	1,808
	389,997	395,758	360,652
Segment operating income	57,912	55,282	86,714
Percentage change in segment operating income from prior year	4.8%	-36.2%
Add back:
Depreciation and amortization of intangible assets	4,794	5,115	5,479
Special charges	—	12	11
Remeasurement of acquisition-related contingent consideration	(376)	(1,127)	—
Adjusted Segment EBITDA	$62,330	$59,282	$92,204
Gross profit (1)	$120,039	$121,615	$147,073
Percentage change in gross profit from prior year	-1.3%	-17.3%
Gross profit margin (2)	26.8%	27.0%	32.9%
Adjusted Segment EBITDA as a percent of revenues	13.9%	13.1%	20.6%
Number of revenue-generating professionals (at period end)	599	574	530
Percentage change in number of revenue-generating professionals from prior year	4.4%	8.3%
Utilization rates of billable professionals	72%	75%	81%
Average billable rate per hour	$512	$512	$503

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year ended December 31, 2015 compared to December 31, 2014

Revenues decreased $3.1 million, or 0.7%, from 2014 to 2015, which included a 2.3% estimated negative impact from foreign currency translation.  Revenues increased $6.5 million, or 1.4% as a result of an acquisition in late 2014.  Excluding the estimated impact of foreign currency translation and acquisition related impacts, revenues increased $0.8 million primarily due to higher demand for our M&A related antitrust and international arbitration services, which was partially offset by lower demand for our non-M&A related financial economics and antitrust services.

Gross profit decreased $1.6 million, or 1.3%, from 2014 to 2015. Gross profit margin decreased 0.2 percentage points from 2014 to 2015. This was primarily driven by lower utilization in our non-M&A related financial economics and antitrust services. This was partially offset by higher utilization in our M&A related antitrust and international arbitration services, and higher realized rates in our non-M&A related antitrust and financial economics services, as well as an accrual for a non-recurring employee state tax equalization obligation that reduced gross profit margin in 2014.

SG&A expense decreased $4.9 million, or 7.5%, from 2014 to 2015, which included a $2.0 million, or 3.0%, estimated positive impact from foreign currency translation. SG&A expense was 13.7% of revenues for 2015 compared to 14.7% for 2014.  Excluding the estimated positive impact of foreign currency translation, the SG&A expense decrease of $3.0 million, or 4.5%, was driven primarily by lower bad debt expenses in 2015, which was partially offset by higher technology infrastructure and legal costs, as well as general and administrative costs from the acquired business.

Year ended December 31, 2014 compared to December 31, 2013

Revenues increased $3.7 million, or 0.8%, from 2013 to 2014. Acquisition-related revenues contributed $3.3 million, or 0.7% compared to 2013. The revenues increased organically $0.4 million, or 0.1%, which includes a 0.6% increase from the estimated positive impact of foreign currency translation. Excluding the impact of foreign currency translation, revenue declined due to lower demand and lower realization in our antitrust practice, partially offset by higher demand in our M&A services.

Gross profit decreased $25.5 million, or 17.3%, from 2013 to 2014. Gross profit margin decreased 5.9 percentage points from 2013 to 2014. The decrease in gross profit margin was the result of increased compensation expense related to employment contract extensions of certain key senior client-service professionals and an accrual for a non-recurring employee state tax equalization obligation, which contributed approximately 5.6 percentage points and approximately 1.0 percentage points, respectively, to the total decrease in gross profit margin. The impact of these increased costs on gross profit margin was partially offset by higher realized bill rates.

SG&A expense increased $7.9 million, or 13.5%, from 2013 to 2014. SG&A expense was 14.7% of revenues for 2014 compared to 13.0% for 2013. The increase in SG&A expense was due to higher bad debt expense, an increase in overall employee related support expenses, higher IT infrastructure costs and higher travel and entertainment expenses related to marketing and business development. Bad debt expense was $9.9 million, or 2.2%, of revenues for 2014 compared to $6.7 million, or 1.5%, of revenues for 2013.

TECHNOLOGY

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Revenues	$218,599	$241,310	$202,663
Percentage change in revenues from prior year	-9.4%	19.1%
Operating expenses:
Direct cost of revenues	123,859	125,371	96,779
Selling, general and administrative expenses	71,120	68,162	59,890
Special charges	—	19	16
Amortization of other intangible assets	788	852	7,940
	195,767	194,404	164,625
Segment operating income	22,832	46,906	38,038
Percentage change in segment operating income from prior year	-51.3%	23.3%
Add back:
Depreciation and amortization of intangible assets	16,178	16,620	22,601
Special charges	—	19	16
Adjusted Segment EBITDA	$39,010	$63,545	$60,655
Gross profit (1)	$94,740	$115,939	$105,884
Percentage change in gross profit from prior year	-18.3%	9.5%
Gross profit margin (2)	43.3%	48.0%	52.2%
Adjusted Segment EBITDA as a percent of revenues	17.8%	26.3%	29.9%
Number of revenue-generating professionals (at period end) (3)	349	344	306
Percentage change in number of revenue-generating professionals from prior year	1.5%	12.4%

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)	Includes personnel involved in direct client assistance and revenue-generating consultants, and excludes professionals employed on an as-needed basis.

Year Ended December 31, 2015 compared to December 31, 2014

Revenues decreased $22.7 million, or 9.4%, from 2014 to 2015, which included a 1.3% estimated negative impact from foreign currency translation. Excluding the estimated negative impact of foreign currency translation, revenues decreased $19.6 million, or 8.1%, largely due to reduced demand for cross-border investigations and financial services litigations, partially offset by an increase in M&A related second request activity. Consulting revenues declined largely due to a decrease in demand as referenced above and also due to lower realized pricing on certain large clients. Other services revenue declined primarily due to lower realized pricing in hosting services, which were partially offset by higher volumes.

Gross profit decreased $21.2 million, or 18.3%, from 2014 to 2015. Gross profit margin decreased 4.7 percentage points to 43.3% from 2014 to 2015. The decrease in gross profit margin was due to lower realized pricing and lower utilization in consulting, and due to a decline in pricing referenced above for other services, coupled with higher compensation and reduced leverage.

SG&A expense increased $3.0 million, or 4.3%, from 2014 to 2015. SG&A expense was 32.5% of revenues for 2015 compared to 28.2% for 2014. The increase in SG&A expense was due to higher salaries resulting from increased headcount in the latter part of 2014 and early 2015, as well as higher occupancy costs, outside contractors for software maintenance, partially offset by lower variable compensation.  Research and development expense related to software development was $19.5 million for 2015 compared to $19.3 million for 2014. Additionally, there was an increase of $3.1 million in capitalization related to software development costs.

Year Ended December 31, 2014 compared to December 31, 2013

Revenues increased $38.6 million, or 19.1%, from 2013 to 2014. This increase was primarily due to the continued demand on complex global investigations and financial services industry investigations and M&A Second Requests, higher Ringtail SaaS sales; partially offset by price reductions in services and lower licensing sales.

Gross profit increased $10.1 million, or 9.5%, from 2013 to 2014. Gross profit margin decreased 4.2 percentage points to 48.0% from 2014 to 2015. The decrease in gross profit margin was due to the increased mix of certain lower margin services as a percent of total revenue and due to price reductions in other services.

SG&A expense increased $8.3 million, or 13.8%, from 2013 to 2014. SG&A expense was 28.2% of revenues for 2014, compared to 29.6% for 2013. The increase in SG&A expense was due to increased personnel investments in business development, marketing and research & development. Bad debt expense decreased to $0.4 million in 2014 compared to $1.3 million 2013. Research and development expense for 2014 was $19.3 million compared to $15.8 million in 2013.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Revenues	$189,974	$189,367	$186,245
Percentage change in revenues from prior year	0.3%	1.7%
Operating expenses:
Direct cost of revenues	121,070	119,924	121,703
Selling, general and administrative expenses	42,720	48,890	47,874
Special charges	—	3	66
Acquisition-related contingent consideration	527	527	395
Amortization of other intangible assets	3,934	4,420	4,584
Goodwill impairment charge	—	—	83,752
	168,251	173,764	258,374
Segment operating income (loss)	21,723	15,603	(72,129)
Percentage change in segment operating income from prior year	39.2%	-121.6%
Add back:
Depreciation and amortization of intangible assets	6,004	6,982	7,048
Special charges	—	3	66
Goodwill impairment charge	—	—	83,752
Adjusted Segment EBITDA	$27,727	$22,588	$18,737
Gross profit (1)	$68,904	$69,443	$64,542
Percentage change in gross profit from prior year	-0.8%	7.6%
Gross profit margin (2)	36.3%	36.7%	34.7%
Adjusted Segment EBITDA as a percent of revenues	14.6%	11.9%	10.1%
Number of revenue-generating professionals (at period end)	599	566	590
Percentage change in number of revenue-generating professionals from prior year	5.8%	-4.1%

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2015 compared to December 31, 2014

Revenues increased $0.6 million, or 0.3%, from 2014 to 2015, which included a 6.6% estimated negative impact from foreign currency translation. Excluding the estimated negative impact of foreign currency translation, revenues increased $13.1 million, or 6.9%, due to a $7.1 million increase in pass-through income and $6.0 million increase primarily from public affairs and crisis communications-related engagements in our North America, Asia Pacific and EMEA regions.

Gross profit decreased $0.5 million, or 0.8%, from 2014 to 2015. Excluding a 6.2% estimated negative impact from foreign currency translation, the gross profit increased $3.8 million.  Gross profit margin decreased 0.4 percentage points from 2014 to 2015.  The decrease in gross profit margin was primarily due to a higher proportion of revenues from lower margin pass-through income, which was partially offset by improved staff leverage.

SG&A expense decreased $6.2 million, or 12.6%, from 2014 to 2015, which included a $3.0 million, or 6.2%, estimated positive impact from foreign currency translation. SG&A expense was 22.5% of revenues for 2015 compared to 25.8% for 2014. Excluding the estimated positive impact of foreign currency translation, SG&A decreased $3.2 million, or 6.4%, primarily due to lower occupancy costs.

Year Ended December 31, 2014 compared to December 31, 2013

Revenues increased $3.1 million, or 1.7%, from 2013 to 2014. Acquisition-related revenues contributed $1.8 million, or 1.0%, compared to 2013. The remaining growth of $1.3 million included 0.8% in estimated positive impact of foreign currency translation. Excluding the foreign currency translation gains, revenues declined organically by $0.2 million due to a decline in pass-through revenues, partially offset by growth in retainer-based revenue in our EMEA region and increased project revenue in North America and Asia Pacific.

Gross profit increased $4.9 million, or 7.6%, from 2013 to 2014. Gross profit margin increased 2.0 percentage points from 2013 to 2014. The increase in gross profit margin was primarily due to improved revenue growth and mix involving higher margin engagements and lower proportion of low margin pass through revenues. Margin improvement was also favorably impacted by targeted headcount reductions as part of the segment’s strategy to reduce costs.

SG&A expense increased $1.0 million, or 2.1%, from 2013 to 2014. SG&A expense was 25.8% of revenues for 2014 compared to 25.7% for 2013. The increase in SG&A was primarily due to higher bad debt expense in North America and increased corporate allocations; partially offset by lower occupancy costs.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
Cash flows	2015	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$139,920	$135,401	$193,271
Net cash used in investing activities	$(31,737)	$(57,595)	$(103,091)
Net cash (used in) provided by financing activities	$(235,962)	$6,330	$(43,129)
DSO	97	97	97

We have generally financed our day-to-day operations, capital expenditures and acquisitions through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows generally exceed our cash needs subsequent to the second quarter of each year.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities increased $4.5 million, or 3.3%, from 2014 to 2015. This increase is primarily due to lower forgivable loan funding, higher cash collections, lower payments for income taxes, and other operating expenses, partially offset by increased payments for compensation in the year ended December 31, 2015. DSO was 97 days at December 31, 2015 unchanged from DSO at December 31, 2014.

Net cash used in investing activities decreased $25.9 million, or 44.9%, from 2014 to 2015. Payments for acquisitions of businesses were $0.6 million in the current year as compared to $23.5 million for 2014. Payment for the acquisition completed in 2015 was $0.6 million, net of cash received, for an acquisition completed by our Economic Consulting segment. Payments for acquisitions completed in 2014 were $8.8 million, net of cash received, included payment for an acquisition completed by our Economic Consulting segment and final cash settlements for acquisitions completed in 2013 by our Forensic and Litigation Consulting segment.  There were no payments of acquisition-related contingent consideration and stock floors in 2015 as compared to $14.6 million and $0.1 million, respectively for 2014.  Capital expenditures were $31.4 million for 2015 as compared to $39.3 million for 2015.

Net cash used in financing activities for 2015 was $236.0 million as compared to net cash provided by financing activities of $6.3 million for 2014. During the third quarter of 2015, we purchased $192.9 million of the 2020 Notes through a tender offer and redeemed $207.1 million of the 2020 Notes for a total of $414.7 million using $164.7 million of cash on hand and $250 million of borrowings under our Senior Bank Credit Facility.  Subsequent to the debt tender offer and redemption, we repaid $50 million of the borrowings under our Senior Bank Credit Facility.  In addition, we repaid the final $11.0 million in notes payable to former shareholders of acquired businesses in 2015.  Financing activities in 2015 also included $16.7 million received from the issuance of common stock under our equity compensation plans and $3.2 million of refundable deposits related to one of our foreign entities, offset by $26.5 million in stock repurchases and $3.8 million in debt financing fees related to the Senior Bank Credit Facility.  Our financing activities for 2014 included the receipt of $13.1 million of refundable deposits related to one of our foreign entities and $4.8 million from the issuance of common stock under our equity compensation plans, offset by $6.0 million in repayments of notes to former shareholders of acquired entities and $4.4 million paid to settle repurchases of the our common stock that were made but not settled in the fourth quarter of 2013.

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

Net cash used in investing activities for 2014 was $57.6 million as compared to $103.1 million for 2013. Payments for acquisitions of businesses were $23.5 million in the current year as compared to $55.5 million for 2013. Payments for acquisitions completed in 2014 were $8.8 million, net of cash received, including payment for an acquisition completed by our Economic Consulting segment and final cash settlements for acquisitions completed in 2013 by our Forensic and Litigation Consulting segment. Payments for acquisitions completed in 2013 included $45.1 million, net of cash received, related to the acquisition of practices by our Corporate Finance & Restructuring, Economic Consulting, Forensic and Litigation Consulting, and Strategic Communications segments. Payments of acquisition-related contingent consideration and stock floors were $14.6 million and $0.1 million, respectively for 2014 as compared to $6.2 million and $4.1 million, respectively for 2013. Capital expenditures were $39.3 million for 2014 as compared to $42.5 million for 2013.

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

Capital Resources

As of December 31, 2015, our capital resources included $149.8 million of cash and cash equivalents and available borrowing capacity of $348.6 million under a $550 million revolving line of credit under our Senior Bank Credit Facility. As of December 31, 2015, we had $200 million of outstanding borrowings under our Senior Bank Credit Facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Senior Bank Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550 million revolving line of credit under the Senior Bank Credit Facility includes a $75 million sublimit for borrowings in currencies other than U.S. dollars, including Euro, Sterling, Australian dollars and Canadian dollars.

The availability of borrowings, as well as issuances and extensions of letters of credit, under our Senior Bank Credit Facility are subject to specified conditions. We may choose to repay outstanding borrowings under the Senior Bank Credit Facility at any time before maturity without premium or penalty. Borrowings under the Senior Bank Credit Facility in U.S. dollars, Euros, Sterling and Australian dollars, bear interest at an annual rate equal to the LIBOR plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points and (3) the one-month LIBOR plus 100 basis points. Borrowings under the Senior Bank Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian bankers’ acceptance rate plus an applicable margin or the Canadian prime rate plus an applicable margin. The Canadian prime rate means a fluctuating rate per annum equal to the higher of (1) the rate of interest in effect for such day as the prime rate for loans in Canadian dollars announced by Bank of America and (2) the Canadian bankers’ acceptance rate plus 100 basis points. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $650 million.

Our Senior Bank Credit Facility and the indenture governing our 2022 Notes contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes financial covenants that require us to (i) not exceed a maximum leverage ratio, (ii) not exceed a maximum senior secured leverage ratio and (iii) maintain a minimum fixed charge coverage ratio. At December 31, 2015, we were in compliance with all covenants as stipulated in the Senior Bank Credit Facility and the indenture governing our 2022 Notes.

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

We currently anticipate capital expenditures of $35 million to $45 million to support our organization during 2016, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support a client engagement or if we pursue and complete additional acquisitions.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisitions or any unexpected significant changes in numbers of employees. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;
•	the quality of our accounts receivable;
•	our relative levels of debt and equity;
•	the volatility and overall condition of the capital markets; and
•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Senior Bank Credit Facility or the indenture that governs our 2022 Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2015. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2015 and prior to the September 2020 maturity date of our Senior Bank Credit Facility.

The interest obligation on our long-term debt assumes that our 2022 Notes will bear interest at their stated rates.

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt	$500,000	$—	$—	$—	$—	$200,000	$300,000
Interest on long-term debt(1)	142,815	21,813	21,813	21,813	21,813	21,813	33,750
Operating leases	274,191	43,037	44,653	36,809	34,189	32,229	83,274
Total obligations	$917,006	$64,850	$66,466	$58,622	$56,002	$254,042	$417,024

(1)

Interest payments on long-term debt include projected future interest payments for amounts drawn on our Senior Bank Credit Facility using interest rates in effect as of December 31, 2015. These projected interest payments may differ in the future based on the balance outstanding on our credit facility as well as changes in market interest rates.

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

The following table presents principal cash flows and related interest rates by year of maturity for our fixed rate Notes and a comparison of the fair value of the debt at December 31, 2015 and 2014. The fair values have been determined based on quoted market prices for our Notes.

							December 31, 2015		December 31, 2014
Long-term debt	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$313,500	$711,000	$735,000
Average interest rate	—	—	—	—	—	6.0%	6.0%	—	6.5%	—
Variable rate	$—	$—	$—	$—	$200,000	$—	$200,000	$200,000	$—	$—
Average interest rate	—	—	—	—	1.9%	—	1.9%	—	—	—

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

Translation of Financial Results

Most of our foreign subsidiaries operate in a currency other than the United States dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British pound, Australian dollar, Euro and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar for the years ended December 31, 2015, 2014 and 2013. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income (Loss).

	Years ended December 31,
Changes in the net investment of foreign subsidiaries	2015	2014	2013
	(in thousands)
British pound	$(10,109)	$(13,710)	$4,528
Australian dollar	(7,144)	(5,972)	(12,544)
Euro	(4,379)	(5,451)	1,467
Canadian dollar	(2,124)	(890)	(629)
All other	(4,970)	(3,156)	(2,542)
Total	$(28,726)	$(29,179)	$(9,720)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 25, 2016

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (principal executive officer)

/s/ DAVID M. JOHNSON
David M. Johnson Executive Vice President and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.:

We have audited FTI Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FTI Consulting Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 25, 2016

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FTI Consulting Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of FTI Consulting Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 25, 2016

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$149,760	$283,680
Accounts receivable:
Billed receivables	405,000	381,464
Unbilled receivables	280,538	248,462
Allowance for doubtful accounts and unbilled services	(185,754)	(144,825)
Accounts receivable, net	499,784	485,101
Current portion of notes receivable	36,115	27,208
Prepaid expenses and other current assets	55,966	60,852
Total current assets	741,625	856,841
Property and equipment, net of accumulated depreciation	74,760	82,163
Goodwill	1,198,298	1,211,689
Other intangible assets, net of amortization	63,935	77,034
Notes receivable, net of current portion	106,882	122,149
Other assets	43,518	41,723
Total assets	$2,229,018	$2,391,599
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$89,845	$99,494
Accrued compensation	227,783	220,959
Current portion of long-term debt	—	11,000
Billings in excess of services provided	29,449	35,639
Total current liabilities	347,077	367,092
Long-term debt, net	494,772	688,404
Deferred income taxes	139,787	134,600
Other liabilities	99,779	98,757
Total liabilities	1,081,415	1,288,853
Commitments and contingent liabilities (note 13)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 41,234 (2015) and 41,181 (2014)	412	412
Additional paid-in capital	400,705	393,174
Retained earnings	855,481	789,428
Accumulated other comprehensive loss	(108,995)	(80,268)
Total stockholders' equity	1,147,603	1,102,746
Total liabilities and stockholders' equity	$2,229,018	$2,391,599

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$1,779,149	$1,756,212	$1,652,432
Operating expenses
Direct cost of revenues	1,171,444	1,144,757	1,042,061
Selling, general and administrative expenses	432,668	433,845	394,681
Special charges	—	16,339	38,414
Acquisition-related contingent consideration	(1,200)	(1,676)	(10,869)
Amortization of other intangible assets	11,726	15,521	22,954
Goodwill impairment charge	—	—	83,752
	1,614,638	1,608,786	1,570,993
Operating income	164,511	147,426	81,439
Other income (expense)
Interest income and other	3,232	4,670	1,748
Interest expense	(42,768)	(50,685)	(51,376)
Loss on early extinguishment of debt	(19,589)	—	—
	(59,125)	(46,015)	(49,628)
Income before income tax provision	105,386	101,411	31,811
Income tax provision	39,333	42,604	42,405
Net income (loss)	$66,053	$58,807	$(10,594)
Earnings (loss) per common share — basic	$1.62	$1.48	$(0.27)
Earnings (loss) per common share — diluted	$1.58	$1.44	$(0.27)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(28,727)	$(29,179)	$(9,720)
Other comprehensive loss, net of tax	(28,727)	(29,179)	(9,720)
Comprehensive income (loss)	$37,326	$29,628	$(20,314)

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance at December 31, 2012	40,755	$408	$367,978	$741,215	$(41,369)	$1,068,232
Net income (loss)	—	—	—	$(10,594)	—	$(10,594)
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(9,720)	(9,720)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $1,051	1,278	13	34,966	—	—	34,979
Restricted share grants, less net settled shares of 178	369	3	(6,340)	—	—	(6,337)
Stock units issued under incentive compensation plan	—	—	3,005	—	—	3,005
Business combinations	81	1	(1,306)	—	—	(1,305)
Purchase and retirement of common stock	(1,957)	(20)	(71,110)	—	—	(71,130)
Share-based compensation	—	—	35,129	—	—	35,129
Balance at December 31, 2013	40,526	$405	$362,322	$730,621	$(51,089)	$1,042,259
Net income	—	—	—	$58,807	—	$58,807
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(29,179)	(29,179)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $1,451	413	4	9,895	—	—	9,899
Restricted share grants, less net settled shares of 188	242	3	(6,511)	—	—	(6,508)
Stock units issued under incentive compensation plan	—	—	1,674	—	—	1,674
Non-employee vesting of stock options	—	—	2,951	—	—	2,951
Share-based compensation	—	—	22,843	—	—	22,843
Balance at December 31, 2014	41,181	$412	$393,174	$789,428	$(80,268)	$1,102,746
Net income	—	—	—	$66,053	—	$66,053
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(28,727)	(28,727)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $2,050	713	7	19,019	—	—	19,026
Restricted share grants, less net settled shares of 116	105	1	(4,372)	—	—	(4,371)
Stock units issued under incentive compensation plan	—	—	2,124	—	—	2,124
Purchase and retirement of common stock	(765)	(8)	(26,524)	—	—	(26,532)
Share-based compensation	—	—	17,284	—	—	17,284
Balance at December 31, 2015	41,234	$412	$400,705	$855,481	$(108,995)	$1,147,603

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$66,053	$58,807	$(10,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,392	35,126	32,638
Amortization and impairment of other intangible assets	11,726	15,521	22,954
Goodwill impairment charge	—	—	83,752
Acquisition-related contingent consideration	(1,200)	(1,676)	(10,869)
Provision for doubtful accounts	15,564	18,252	13,335
Non-cash share-based compensation	17,951	22,848	35,129
Non-cash interest expense	2,521	2,691	2,699
Loss on early extinguishment of debt	19,589	—	—
Other	(760)	(522)	(1,582)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(35,648)	(43,072)	(56,290)
Notes receivable	3,106	(18,253)	(7,544)
Prepaid expenses and other assets	(3,557)	10,733	(6,784)
Accounts payable, accrued expenses and other	(4,718)	980	8,505
Income taxes	18,491	15,283	7,963
Accrued compensation	4,780	11,106	82,917
Billings in excess of services provided	(5,370)	7,577	(2,958)
Net cash provided by operating activities	139,920	135,401	193,271
Investing activities
Payments for acquisition of businesses, net of cash received	(575)	(23,467)	(55,498)
Purchases of property and equipment	(31,399)	(39,256)	(42,544)
Other	237	5,128	(5,049)
Net cash used in investing activities	(31,737)	(57,595)	(103,091)
Financing activities
Borrowings under revolving line of credit, net	200,000	—	—
Payments of long-term debt	(425,671)	(6,014)	(6,021)
Payments of debt issue costs	(3,843)	—	—
Deposits	3,227	13,071	—
Purchase and retirement of common stock	(26,532)	(4,367)	(66,763)
Net issuance of common stock under equity compensation plans	16,666	4,772	29,392
Other	191	(1,132)	263
Net cash (used in) provided by financing activities	(235,962)	6,330	(43,129)
Effect of exchange rate changes on cash and cash equivalents	(6,141)	(6,289)	1,997
Net increase (decrease) in cash and cash equivalents	(133,920)	77,847	49,048
Cash and cash equivalents, beginning of period	283,680	205,833	156,785
Cash and cash equivalents, end of period	$149,760	$283,680	$205,833
Supplemental cash flow disclosures
Cash paid for interest	$46,965	$48,169	$48,156
Cash paid for income taxes, net of refunds	$20,654	27,326	35,074
Non-cash investing and financing activities:
Issuance of common stock to acquire businesses	$—	$—	$2,883
Issuance of stock units under incentive compensation plans	$2,124	$1,674	$3,005
Unsettled repurchase and retirement of common stock	$—	$—	$(4,367)

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FTI Consulting, Inc. including its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” or “FTI Consulting”), is a leading global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying our clients’ needs. We operate through five reportable segments: Corporate Finance & Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology, and Strategic Communications.

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

Foreign Currency

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive income (loss).”

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. The most significant estimates made and assumptions used are the determination of the allowance for doubtful accounts and unbilled services, the assessment of the recoverability of goodwill and intangible assets and realization of deferred tax assets, the valuation of stock-based compensation, and the fair value of acquisition-related contingent consideration. Management bases its estimates on historical trends, current experience, and other assumptions that it believes are reasonable.

Concentrations of Risk

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2015, we derived approximately 28% of our revenues from the work of professionals who are assigned to locations outside of the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk. We do not have a single customer that represents ten percent or more of our consolidated revenues.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured. If, at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts and other regulatory institutions. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdback as revenue prior to collection on a case-by-case basis. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee, performance-based and unit-based.

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

4.

In our Technology segment, unit-based revenues are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. We also generate certain revenue from software licenses and maintenance. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period. Our software license agreements generally do not include acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenue until the earlier of customer acceptance or when the acceptance provisions lapse. Revenues from hosting fees are recognized based on the units used over the term of the hosting agreement. We have certain arrangements with clients in which we provide multiple elements of services under one engagement contract. Revenues under these types of arrangements are accounted for in accordance ASC 605-25, Multiple-Element Arrangements, and recognized pursuant to the criteria described above.

Some clients pay us retainers before we begin work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate.

Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Revenues recognized, but not yet billed to clients, have been recorded as “Unbilled receivables” in the Consolidated Balance Sheets.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes depreciation expense on the equipment of our Technology segment that is used to host and process client information. Direct cost of revenues does not include an allocation of corporate overhead and non-billable segment costs.

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

Research and Development

Research and development costs related to software development are expensed as incurred. Development activities involve a plan or design for the production of new or substantially improved products. When we have determined that technological feasibility for our software products is reached, costs related to the project are capitalized until such products are available for general release to customers as discussed in “Capitalized Software to be Sold, Leased or Otherwise Marketed.” Research and development costs related to software development totaled $19.5 million, $19.3 million, and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income (Loss).

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $18.2 million for the year ended December 31, 2015, and $20.7 million for each of the years ended December 31, 2014 and 2013, respectively.

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

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper, and certificates of deposit with maturities of three months or less at the time of purchase. In addition, we also may invest in short-term investments with maturities greater than three months, consisting primarily of certificates of deposit and treasury bills. Any short-term investments are classified as available-for-sale and carried at fair value, based on quoted market prices or other readily available market information. Short-term investments are included in “Prepaid assets and other current assets” on our Consolidated Balance Sheets.

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from disputes that affect our ability to fully collect our billed accounts receivable, potential fee reductions negotiated by clients or imposed by bankruptcy courts as well as the inability of clients to pay our fees. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay may be mitigated to the extent that we receive retainers from some of our clients prior to performing services.

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income (Loss), and totaled $15.6 million, $18.3 million, and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Notes Receivable from Employees

Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing service to the Company on the forgiveness date, and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. If the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans over the requisite service period which ranges from a period of one to ten years. The amount of expense recognized at any date must at least equal the portion of the principal forgiven on the forgiveness date.

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

We assess our goodwill for impairment using a fair value approach at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers. When available and as appropriate in order to estimate fair values, we use market multiples derived from a set of guideline companies and/or guideline transactions (market approaches), discounted cash flows (an income approach), or a combination of appropriately weighted income and market approaches.

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from 1 to 15 years.

Impairment of Long-Lived Assets

We review long-lived assets such as property and equipment and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets to future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized.

Capitalized Software to be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, eligible software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $17.6 million and $13.4 million at December 31, 2015 and 2014, respectively. Amortization expense for capitalized software costs were $6.5 million, $6.7 million, and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements, such as tenant improvement allowances, cash inducements, and rent abatements, are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent totaled $44.9 million and $42.0 million for the years ended December 31, 2015 and 2014, respectively.

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

2. New Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for the Company at the beginning of its first quarter 2017, with early application permitted as of the beginning of any interim or annual reporting period. The Company elected to early adopt this standard as of December 31, 2015, and retrospectively reclassified $27.3 million of our current deferred tax assets to noncurrent deferred tax liabilities as of December 31, 2014.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issue costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which states that the SEC would not object to the balance sheet presentation of the costs associated with the line-of-credit arrangement as an asset that would be amortized ratably over the term of the arrangement.  The Company elected to early adopt ASU 2015-03 and ASU 2015-15, and has reclassified $5.2 million and $11.6 million of debt issue costs associated with the Company’s long-term debt as of December 31, 2015 and 2014, respectively, from “Other Assets” to “Long-term debt, net” on our Consolidated Balance Sheets.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is evaluating which transition approach to use and the impact of the adoption of this accounting standard update on its consolidated financial statements.

3. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock, each using the treasury stock method. Due to a net loss applicable to common stockholders for the year ended December 31, 2013, we excluded 1,232,880 potentially dilutive securities from the computation as their effect would be anti-dilutive.

	Year Ended December 31,
	2015	2014	2013
Numerator—basic and diluted
Net income (loss)	$66,053	$58,807	$(10,594)
Denominator
Weighted average number of common shares outstanding — basic	40,846	39,726	39,188
Effect of dilutive stock options	388	375	—
Effect of dilutive restricted shares	495	628	—
Weighted average number of common shares outstanding — diluted	41,729	40,729	39,188
Earnings (loss) per common share — basic	$1.62	$1.48	$(0.27)
Earnings (loss) per common share — diluted	$1.58	$1.44	$(0.27)
Antidilutive stock options and restricted shares	1,734	2,967	4,363

4. Special Charges

There were no special charges recorded during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded special charges as a separate line within operating income in our Consolidated Statements of Income (Loss) totaling $16.3 million, of which $0.7 million was non-cash. The charges reflect the contractual post-employment payments and equity award expense acceleration, net of forfeitures of unvested equity and liability awards and annual bonus payments of former executive officers, the termination of the Company’s corporate airplane lease, the closure of the Company’s former West Palm Beach executive office and related lease termination, and updated forecasts of expected sublease income for corporate and segment offices previously vacated.

During the year ended December 31, 2013, we recorded special charges totaling $38.4 million, of which $14.1 million was non-cash. The charges reflect certain executive leadership transition costs and costs related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance & Restructuring and Forensic and Litigation Consulting segments, and to reduce certain corporate overhead within our EMEA region.

The following table details the special charges by segment:

	For the years ended December 31,
Special Charges by Segment	2014	2013
Corporate Finance & Restructuring	$84	$10,274
Forensic and Litigation Consulting	308	2,111
Economic Consulting	12	11
Technology	19	16
Strategic Communications	3	66
	426	12,478
Unallocated Corporate	15,913	25,936
Total	$16,339	$38,414

The total cash outflow associated with the 2014, 2013 and 2012 special charges is expected to be $65.5 million, of which $53.7 million has been paid as of December 31, 2015. Approximately $3.2 million is expected to be paid in 2016, $3.2 million is expected to be paid in 2017, $2.6 million is expected to be paid in 2018, $1.2 million is expected to be paid in 2019, and the remaining balance of $1.6 million will be paid from 2020 to 2025. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Consolidated Balance Sheets.

Activity related to the liabilities for these costs for the years ended December 31, 2015 and 2014 is as follows:

	Employee	Lease
	Termination	Termination
	Costs	Costs	Total
Balance at December 31, 2013	$19,965	$6,096	$26,061
Additions	7,260	9,580	16,840
Payments	(13,390)	(10,822)	(24,212)
Foreign currency translation adjustment and other	(76)	—	(76)
Balance at December 31, 2014	$13,759	$4,854	$18,613
Additions	—	—	—
Payments	(5,826)	(1,212)	(7,038)
Foreign currency translation adjustment and other(1)	(165)	403	238
Balance at December 31, 2015	$7,768	$4,045	$11,813

(1)

A fair value adjustment of $0.4 million related to expected sublease income was recorded to “Selling, general and administrative expenses” within operating income in our Consolidated Statement of Income (Loss) during the three months ended December 31, 2015.

5. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income (Loss).

	Year Ended December 31,
Interest Income and Other	2015	2014	2013
Interest income	$4,996	$5,853	$5,439
Foreign exchange transaction losses, net	(940)	(2,830)	(2,326)
Other	(824)	1,647	(1,365)
Total	$3,232	$4,670	$1,748

6. Share-Based Compensation

Share-Based Incentive Compensation Plans

Under the Company’s 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015) (“Restated 2009 Plan”), we are authorized to issue up to 7,450,000 shares of common stock, of which no more than 5,400,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other share-based awards. At December 31, 2015, 1,760,495 shares of common stock were available for grant under our Restated 2009 Plan, all of which may be granted as share-based awards.

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the year ended December 31, 2015, we awarded 307,965 restricted shares, stock options exercisable for up to 185,421 shares, 81,016 performance stock units, and 109,665 restricted stock units. These awards are recorded as equity on the Consolidated Balance Sheet.  During the year ended December 31, 2015, stock options exercisable for up to 270,506 shares, 113,141 performance stock units and 20,827 restricted shares were forfeited prior to the completion of the vesting requirements.

We have also awarded employees cash-settled stock appreciation rights, cash settled units, and cash-settled performance units.  The cash-settled performance units are subject to market conditions based on the adjusted total shareholder return of the Company as compared to the adjusted total shareholder return of the adjusted S&P 500 for the three year period ending March 31, 2017. During the year ended December 31, 2015, we awarded a total of 5,554 cash-settled stock appreciation rights to employees in certain foreign countries. As of December 31, 2015, there were 93,559 cash-settled stock appreciation rights, 17,896 cash-settled units, and 49,472 cash-settled performance units outstanding and there was $1.8 million of unrecognized compensation cost related to these unvested cash-settled awards.

Share-Based Compensation Expense

The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
		Restricted		Restricted		Restricted
Income Statement Classification	Options (1)	Shares (2)	Options (1)	Shares (2)	Options (1)	Shares (2)
Direct cost of revenues	$3,736	$6,532	$5,404	$8,951	$6,807	$9,181
Selling, general and administrative expense	1,482	7,469	1,783	8,508	1,849	10,053
Special charges (3)	—	—	(126)	(990)	1,482	5,938
Share-based compensation expense before income taxes	5,218	14,001	7,061	16,469	10,138	25,172
Income tax benefit	1,353	5,138	2,698	6,490	4,101	9,094
Share-based compensation, net of income taxes	$3,865	$8,863	$4,363	$9,979	$6,037	$16,078

(1)	Includes options and cash-settled stock appreciation rights.
(2)	Includes restricted share awards, performance and market condition restricted stock units, and cash-settled restricted stock units.
(3)

Special charges of $0.2 million equity award expense acceleration and $0.1 million option expense acceleration are net of forfeitures of $1.2 million and $0.2 million, respectively, for the year ended December 31, 2014. (See “Note 4. Special Charges” to the Consolidated Financial Statements for information related to the special charges).

Stock Options

We use the Black-Scholes option-pricing model to value our option grants using the assumptions in the following table:

	Year Ended December 31,
Assumptions	2015	2014	2013
Risk-free interest rate	1.07% -1.70%	0.99% - 1.94%	0.77% - 1.71%
Dividend yield	0%	0%	0%
Expected term	3 - 5 years	3 - 6 years	5 - 6 years
Stock price volatility	31.03% to 40.36%	31.05% - 37.60%	37.30% - 38.27%

The following table summarizes the option activity under our Equity Compensation Plans as of and for the year ended December 31, 2015. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value
Options outstanding at December 31, 2014	4,340	$38.03
Options granted	185	$36.82
Options exercised	(763)	$29.92
Options forfeited	(270)	$48.90
Options outstanding at December 31, 2015	3,492	$38.89	5.3	$4,745
Options exercisable at December 31, 2015	2,110	$41.37	4.0	$2,879

Cash received from option exercises for the years ended December 31, 2015, 2014 and 2013 was $21.1 million, $11.3 million and $35.7 million, respectively. The actual tax benefit realized from stock options exercised totaled $5.5 million, $1.9 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $8.1 million, $4.4 million and $15.1 million, respectively.

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
			Weighted-
			Average
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
		Exercise	Term		Exercise
Exercise Price Range	Shares	Price	(In Years)	Shares	Price
$25.73-$31.13	729	$28.81	4.6	393	$27.76
$31.54-$36.29	717	$34.46	6.2	336	$34.80
$36.43-$37.95	716	$37.06	7.2	262	$37.40
$38.03-$43.13	710	$40.57	5.3	501	$40.34
$43.27-$70.55	620	$56.07	2.8	618	$56.11
	3,492			2,110

As of December 31, 2015, there was $7.4 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted-average period of 2.2 years.

Restricted Share Awards

A summary of our unvested restricted share activity during the year ended December 31, 2015 is presented below. The fair value of unvested restricted share awards is determined based on the closing market price per share of our common stock on the grant date.

		Weighted-
		Average Grant-
		Date Fair
	Shares	Value
Unvested restricted share awards outstanding at December 31, 2014	1,032	$35.96
Restricted share awards granted	308	$38.91
Restricted share awards vested	(384)	$35.77
Restricted share awards forfeited	(173)	$39.08
Unvested restricted share awards outstanding at December 31, 2015	783	$36.55

As of December 31, 2015, there was $17.6 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted-average period of 3.97 years. The total fair value of restricted share awards that vested during the year was $14.6 million, $20.5 million, and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units

A summary of our Restricted Stock Units activity during the year ended December 31, 2015 is presented below. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2015. The fair value of Restricted Stock Units is determined based on the closing market price per share of our common stock on the grant date.

		Weighted-
		Average Grant-
		Date Fair	Intrinsic
	Shares	Value	Value
Restricted stock units outstanding at December 31, 2014	776	$37.00
Restricted stock units granted	193	$39.17
Restricted stock units released	(87)	$33.37
Restricted stock units forfeited	(113)	$37.55
Restricted stock units outstanding at December 31, 2015	769	$37.87	$26,547

The intrinsic value of Restricted Stock Units released reflects the market value of our common stock on the date of release. The total intrinsic value of Restricted Stock Units released was $3.1 million, $1.7 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $2.8 million of unrecognized compensation cost related to unvested Restricted Stock Units. That cost is expected to be recognized ratably over a weighted-average period of 1.5 years. The total fair value of Restricted Stock Units that vested during the years ended December 31, 2015, 2014 and 2013 was $7.5 million, $2.7 million, and $4.6 million, respectively.

The table below reflects the weighted-average grant date fair value per share of stock options, restricted share awards and restricted stock units awarded during the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Weighted average fair value of grants
Stock options	$10.85	$10.77	$13.15
Restricted share awards and restricted stock units	$39.01	$32.87	$36.31

7. Balance Sheet Details

	December 31,
	2015	2014
Prepaid expenses and other current assets
Prepaid expenses	$30,779	$29,566
Other current assets	10,040	7,993
Income tax receivable	15,147	23,293
Total	$55,966	$60,852
Accounts payable, accrued expenses and other
Accounts payable	$9,937	$9,119
Accrued expenses	46,279	53,298
Accrued contingent consideration	306	896
Accrued interest payable	2,585	9,304
Accrued taxes payable	17,309	12,191
Other current liabilities	13,429	14,686
Total	$89,845	$99,494

8. Financial Instruments

We consider the recorded value of our certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable, long-term receivables and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2015 and 2014, based on the short-term nature of the assets and liabilities. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (the “2022 Notes”) at December 31, 2015. The fair value of our borrowings on our senior secured bank revolving credit facility (“Senior Bank Credit Facility”) approximates the carrying amount.  During the quarter ended September 30, 2015, we repurchased a portion of our 6 ¾% Senior Notes Due 2020 (the “2020 Notes”)  through a cash tender offer and satisfied and discharged the entire remaining amount of our 2020 Notes.  The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

The following table presents the carrying amounts and estimated fair values of our other financial instruments at December 31, 2015 and 2014:

	December 31,
	2015		2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$4,394	$4,394	$6,338	$6,338
Long-term debt, including current portion	500,000	513,500	711,000	735,000
Total	$504,394	$517,894	$717,338	$741,338

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other.” The long-term portion is included in “Other liabilities.”

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

During the years ended December 31, 2015, 2014, and 2013, management determined that the fair value of certain contingent consideration liabilities had declined. This remeasurement of the contingent consideration was based on management’s probability-adjusted present value of the consideration expected to be transferred during the remainder of the earnout period, based on the acquired operations’ forecasted results. The resulting reduction in the liability was recorded as income totaling $1.9 million, $2.7 million and $13.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accretion expense for acquisition-related contingent consideration totaled $0.7 million, $1.0 million and $2.7 million for years ended December 31, 2015, 2014 and 2013, respectively, and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income (Loss).

9. Property and Equipment

Property and equipment consist of the following.

	December 31,
	2015	2014
Leasehold improvements	$83,875	$78,129
Construction in progress	2,147	7,305
Furniture and equipment	38,015	35,952
Computer equipment and software	111,191	100,484
	235,228	221,870
Accumulated depreciation and amortization	(160,468)	(139,707)
Property and equipment, net	$74,760	$82,163

Depreciation expense for property and equipment totaled $24.9 million, $28.5 million and $26.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

10. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2013
Goodwill	$449,710	$241,651	$263,474	$118,073	$339,964	$1,412,872
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2013	449,710	241,651	263,474	118,073	145,825	1,218,733
Acquisitions(1)	—	(224)	7,150	—	—	6,926
Foreign currency translation adjustment and other	(3,644)	(3,254)	(727)	(106)	(6,239)	(13,970)
Balance at December 31, 2014
Goodwill	446,066	238,173	269,897	117,967	333,725	1,405,828
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2014	446,066	238,173	269,897	117,967	139,586	1,211,689
Acquisitions(1)	70	—	—	—	—	70
Foreign currency translation adjustment and other	(4,588)	(2,962)	(556)	(79)	(5,276)	(13,461)
Balance at December 31, 2015
Goodwill	441,548	235,211	269,341	117,888	328,449	1,392,437
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net December 31, 2015	$441,548	$235,211	$269,341	$117,888	$134,310	$1,198,298

(1)	Includes adjustments during the purchase price allocation period.
(2)	Contingent consideration is related to business combinations consummated prior to January 1, 2009.

2015 and 2014 Goodwill Impairment Test

For the 2015 and 2014 annual goodwill impairment test performed as of October 1, 2015 and October 1, 2014 respectively, we utilized the quantitative test for our six reporting units using a combination of appropriately weighted income and market approaches. The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average costs of capital. The results of the Step 1 goodwill impairment analysis indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values.

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

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $11.7 million, $15.5 million, and $23.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. Based solely on the amortizable intangible assets recorded at December 31, 2015, we estimate amortization expense to be $10.5 million in 2016, $9.7 million in 2017, $8.1 million in 2018, $7.5 million in 2019, $7.3 million in 2020 and an aggregate of $15.2 million in years after 2020. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

		December 31, 2015		December 31, 2014
	Useful	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	in Years	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Customer relationships	1 to 15	$128,512	$72,941	$136,692	$69,472
Non-competition agreements	1 to 10	7,263	7,052	9,167	8,275
Software	3 to 10	3,273	940	3,594	613
Trade names	1 to 2	360	140	378	37
		139,408	81,073	149,831	78,397
Unamortized intangible assets
Trade names	Indefinite	5,600	—	5,600	—
Total		$145,008	$81,073	$155,431	$78,397

11. Notes Receivable from Employees

The table below summarizes the changes in the carrying amount of our notes receivable from employees as of December 31, 2015 and 2014.

	December 31,
	2015	2014
Notes receivable from employees - beginning	$149,357	$141,391
Notes granted	26,827	52,698
Repayments	(4,622)	(8,180)
Amortization Expense	(25,977)	(32,070)
CTA and other	(2,588)	(4,482)
Notes receivable from employees - ending	142,997	149,357
Less current portion	(36,115)	(27,208)
Notes receivable from employees, net of current portion	$106,882	$122,149

At December 31, 2015 and 2014, there were 285 and 311 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2015, 2014 and 2013 was $26.0 million, $32.1 million and $35.1 million, respectively.

12. Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 31,
	2015	2014
6 ¾% senior notes due 2020	$—	$400,000
6% senior notes due 2022	300,000	300,000
Senior bank credit facility	200,000	—
Notes payable to former shareholders of acquired businesses	—	11,000
Total debt	500,000	711,000
Less deferred debt issue costs	(5,228)	(11,596)
Less current portion	—	(11,000)
Long-term debt, net	$494,772	$688,404

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

At any time prior to November 15, 2017, we may redeem the 2022 Notes, in whole or in part, at a price equal to 100% of the principal amount plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. The 2022 Notes are subject to redemption at our option, in whole or in part, at any time after November 15, 2017, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

We recognized a loss on our early extinguishment of debt of $19.6 million, consisting primarily of a redemption premium of $14.3 million and a $4.9 million non-cash write-off of unamortized deferred financing costs. This loss has been recorded in “Loss on early extinguishment of debt” within the Consolidated Statements of Comprehensive Income (Loss).

Senior Bank Credit Facility. On June 26, 2015, we entered into a credit agreement (the “2015 Credit Agreement”), which effectively amended and extended our prior credit agreement, dated November 27, 2012 (the “2012 Credit Agreement”). The 2012 Credit Agreement provided for a five-year $350.0 million senior secured revolving line of credit maturing on November 27, 2017. The 2015 Credit Agreement provides for a $550.0 million senior secured revolving line of credit maturing on September 26, 2020. We did not incur any early termination or prepayment penalties in connection with the replacement of the 2012 Credit Agreement. At the Company’s option, borrowings under the Senior Bank Credit Facility will bear interest at either one, two or three month LIBOR or an alternative base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.375% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.375% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) at such time.

Under the Senior Bank Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.25% and 0.35% per annum and the letter of credit fee rate that fluctuates between 1.375% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Leverage Ratio.

Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the existing and after acquired assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the Senior Bank Credit Facility under the 2015 Credit Agreement or provide new term loans under the 2015 Credit Agreement, in each case, up to a maximum of $100.0 million plus unlimited amounts so long as the effect of the new increase does not cause the Consolidated Total Leverage Ratio to be greater than 3.50 to 1.00.

The 2015 Credit Agreement governing our Senior Bank Credit Facility and the indenture governing our 2022 Notes contain covenants which, among other things, limit our ability to incur additional indebtedness, create liens, pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments, consolidate, merge or sell assets or engage in sale-leasebacks, guarantee obligations of other entities and our foreign subsidiaries, make investments and loans, enter into transactions with affiliates or related persons, repay, redeem or purchase certain indebtedness (or modify the terms thereof), make material changes to accounting and reporting practices and engage in any business other than consulting-related businesses or substantially related, complimentary or incidental businesses. In addition, the 2015 Credit Agreement governing our Senior Bank Credit Facility includes financial covenants that require us not to (i) exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA), and (ii) exceed a maximum consolidated interest coverage ratio (the ratio of adjusted EBITDA minus capital expenditures and cash taxes to cash interest). At December 31, 2015, we were in compliance with all covenants as stipulated in the 2015 Credit Agreement governing our Senior Bank Credit Facility and the indenture governing our 2022 Notes.

There were $200.0 million in borrowings outstanding under the Company’s Senior Bank Credit Facility as of December 31, 2015. The Company has classified these borrowings as long-term debt in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the 2015 Credit Agreement, to refinance these borrowings for more than one year from the Balance Sheet date.  Additionally, $1.4 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2015 for letters of credit.

There were $5.5 million, $2.8 million and $3.7 million of unamortized debt issue costs related to Senior Bank Credit Facility as of December 31, 2015, 2014 and 2013 respectively.  These amounts were included in “Other assets” on our Consolidated Balance Sheets.

Notes payable to shareholders of acquired businesses. In connection with our 2010 acquisition of FS Asia Advisory Limited (formerly Ferrier Hodgson Hong Kong Group), we issued $35.0 million of notes to selling shareholders as part of the total consideration paid. On August 19, 2015, we repaid the remaining $11.0 million balance of notes payable to the former shareholders of FS Asia Advisory Limited.

Guarantees. Currently, we do not have any debt guarantees related to entities outside of the consolidated group. At December 31, 2015, substantially all of our domestic subsidiaries are guarantors of borrowings under our Senior Bank Credit Facility and our Notes in the amount of $500.0 million.

13. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $56.1 million, $57.8 million, and $60.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. For years subsequent to December 31, 2015, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $2.0 million in 2016, $1.7 million in 2017, $1.4 million in 2018, $1.4 million in 2019, $0.8 million in 2020 and $3.2 million thereafter are as follows:

Operating
Leases
2016	$43,037
2017	44,653
2018	36,809
2019	34,189
2020	32,229
Thereafter	83,274
Total	$274,191

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

14. Income Taxes

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets
Allowance for doubtful accounts	$17,953	$14,088
Accrued vacation and bonus	37,481	22,021
Deferred rent	13,415	15,036
Share-based compensation	30,037	18,617
Notes receivable from employees	20,353	23,158
State net operating loss carryforward & credits	3,883	3,558
Foreign net operating loss carryforward	6,614	8,040
Foreign tax credits	—	2,929
Future foreign tax credit asset	3,753	5,259
Deferred compensation	2,279	4,669
Other - net	3,754	9,583
Total deferred tax assets	139,522	126,958
Deferred tax liabilities
Revenue recognition	(12,452)	(9,402)
Property, equipment and capitalized software	(5,739)	(4,142)
Goodwill and other intangible asset amortization	(247,951)	(233,572)
Total deferred tax liabilities	(266,142)	(247,116)
Valuation allowance	(13,167)	(14,442)
Net deferred tax assets (liabilities)	$(139,787)	$(134,600)

As of December 31, 2015, we have not provided for deferred taxes on $46.8 million of the undistributed non-U.S. subsidiary earnings that are considered permanently invested. If these earnings were distributed in the form of dividends or otherwise, the distributors would be subject to U.S. federal income tax of approximately $16.4 million.

At December 31, 2015 and 2014, the Company believed certain deferred tax assets principally associated with foreign net operating loss, foreign tax credit carryforwards, and other related foreign balance sheet accounts which can be carried forward for periods ranging from 20 years to indefinite, would expire unused based on updated forward-looking financial information. Therefore, valuation allowances of $13.2 million and $14.4 million were recorded against the Company’s net deferred tax assets at December 31, 2015 and 2014, respectively.

As of December 31, 2015, we have not recorded a $7.6 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries as the investment is considered permanent in duration.

The components of “Income before income tax provision” from continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$59,408	$60,315	$32,498
Foreign	45,978	41,096	(687)
Total	$105,386	$101,411	$31,811

The components of income tax provision from continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$23,957	$288	$16,066
State	1,943	4,681	6,673
Foreign	10,029	14,042	9,599
	35,929	19,011	32,338
Deferred
Federal	$1,546	$21,657	$(1,094)
State	1,265	2,309	(1,054)
Foreign	593	(373)	12,215
	3,404	23,593	10,067
Income tax provision	$39,333	$42,604	$42,405

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax expense at federal statutory rate	$36,885	$35,494	$11,134
State income taxes, net of federal benefit	1,587	3,494	3,270
Benefit from lower foreign tax rates	(5,973)	(4,154)	(5,214)
Non-deductible goodwill impairment	—	—	29,313
Valuation allowance on foreign tax credits & net operating loss carryforward	2,326	4,604	8,206
Other expenses not deductible for tax purposes	2,719	2,962	2,872
Changes in non-taxable contingent consideration	—	—	(2,777)
Other adjustments, net	1,789	204	(4,399)
Income tax provision	$39,333	$42,604	$42,405

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are currently under an IRS audit for the year 2012 and are no longer subject to U.S. federal income tax examinations for years prior to 2011. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2009. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material to our financial position, results of operations or cash flows.

Our liability for uncertain tax positions was $8.1 million and $2.8 million at December 31, 2015 and 2014, respectively. The $5.3 million increase in our liability for uncertain tax positions was due to the timing of tax deductions claimed in prior years. At December 31, 2015, our accrual for the payment of tax- related interest and penalties was not material. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution and closure of such examinations is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by approximately $5.8 million in the next 12 months.

15. Stockholders’ Equity

2015 stock repurchase program.

On November 5, 2015, our Board of Directors authorized a six month stock repurchase program of up to $50.0 million (the “2015 Repurchase Program”). During the year ended December 31, 2015, we repurchased and retired 764,545 shares of our common stock for an average price per share of $34.68, at a cost of $26.5 million, which was paid in full in 2015.

2012 stock repurchase program.

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $4.4 million was accrued and included in the Consolidated Balance Sheet, and $66.7 million was paid at December 31, 2013. In January 2014, we paid the balance due of $4.4 million on our 2013 share repurchases. No shares were repurchased during the year ended December 31, 2014. The 2012 Repurchase Program expired on June 5, 2014.

16. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI Consulting matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $10.9 million, $9.7 million and $9.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. We contributed to these plans $6.1 million, $6.0 million and $5.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

17. Segment Reporting

We manage our business in five reportable segments: Corporate Finance & Restructuring (formally known as Corporate Finance/Restructuring), Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, mergers and acquisitions (“M&A”), M&A integration, valuations and tax issues and as well as financial, operational and performance improvement. Our distressed service offerings generally include corporate restructurings and interim management, and our non-distressed service offerings generally include all other services mentioned above.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services as well as interim management and performance improvement services for our health solutions practice clients.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment provides e-discovery and information governance, hosting and consulting services and software to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce ESI, including e-mail, computer files, voicemail, instant messaging, cloud and social media data, as well as financial and transactional data.

Our Strategic Communications segment provides advice and consulting services relating to financial and corporate communications, investor relations, reputation management, brand communications, public affairs, business consulting, digital design and marketing.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Revenues
Corporate Finance & Restructuring	$440,398	$391,115	$382,526
Forensic and Litigation Consulting	482,269	483,380	433,632
Economic Consulting	447,909	451,040	447,366
Technology	218,599	241,310	202,663
Strategic Communications	189,974	189,367	186,245
Total revenues	$1,779,149	$1,756,212	$1,652,432
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$90,101	$55,492	$67,183
Forensic and Litigation Consulting	64,267	90,468	74,481
Economic Consulting	62,330	59,282	92,204
Technology	39,010	63,545	60,655
Strategic Communications	27,727	22,588	18,737
Total Adjusted Segment EBITDA	$283,435	$291,375	$313,260

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision. Unallocated corporate expenses include primarily indirect costs related to centrally manage administrative functions which have not been allocated to the segments. These administrative costs include costs related to executive management, legal, corporate office support costs, information technology, accounting, marketing, human resources, and company-wide business development and strategy functions.

	Year Ended December 31,
	2015	2014	2013
Total Adjusted Segment EBITDA	$283,435	$291,375	$313,260
Segment depreciation expense	(27,717)	(30,267)	(28,203)
Amortization of intangible assets	(11,726)	(15,521)	(22,954)
Special charges	—	(16,339)	(38,414)
Goodwill impairment charge	—	—	(83,752)
Unallocated corporate expenses, excluding special charges	(81,348)	(84,545)	(72,053)
Interest income and other	3,232	4,670	1,748
Interest expense	(42,768)	(50,685)	(51,376)
Loss on early extinguishment of debt	(19,589)	—	—
Remeasurement of acquisition-related contingent consideration	1,867	2,723	13,555
Income before income tax provision	$105,386	$101,411	$31,811

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2015	2014
Corporate Finance & Restructuring	$671,605	$668,631
Forensic and Litigation Consulting	437,398	430,759
Economic Consulting	498,765	493,694
Technology	200,987	214,866
Strategic Communications	239,443	250,194
Total segment assets	2,048,198	2,058,144
Unallocated corporate assets	180,820	333,455
Total assets	$2,229,018	$2,391,599

The table below details information on our revenues for the years ended December 31, 2015, 2014 and 2013. Revenues have been attributed to location based on the location of the legal entity generating the revenue.

	Year Ended December 31,
	2015	2014	2013
United States	$1,281,444	$1,256,046	$1,208,978
United Kingdom	232,281	232,281	194,614
All other foreign countries	265,424	267,885	248,840
Total revenue	$1,779,149	$1,756,212	$1,652,432

We do not have a single customer that represents ten percent or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets at December 31, 2015 and 2014 attributed to geographic location based on the location of the legal entity holding the assets.

	December 31, 2015			December 31, 2014
	United States	United Kingdom	All other foreign countries	United States	United Kingdom	All foreign countries
Property and equipment, net of accumulated depreciation	$47,107	$5,033	$22,620	$50,914	$21,971	$9,278
Net assets	$660,396	$210,801	$276,406	$594,960	$226,019	$281,767

18. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our Senior Bank Credit Facility and 2022 Notes. The guarantees are full and unconditional and joint and several. All of our guarantors are 100% owned, direct or indirect, subsidiaries.

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

Condensed Consolidating Balance Sheet Information as of December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$35,211	$165	$114,384	$—	$149,760
Accounts receivable, net	159,121	169,488	171,175	—	499,784
Intercompany receivables	—	936,452	62,651	(999,103)	—
Other current assets	44,086	25,627	22,368	—	92,081
Total current assets	238,418	1,131,732	370,578	(999,103)	741,625
Property and equipment, net	33,699	13,409	27,652	—	74,760
Goodwill	558,978	416,053	223,267	—	1,198,298
Other intangible assets, net	25,863	15,571	43,542	(21,041)	63,935
Investments in subsidiaries	1,995,409	486,462	—	(2,481,871)	—
Other assets	40,359	72,981	37,060	—	150,400
Total assets	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018
Liabilities
Intercompany payables	$930,066	$8,921	$60,116	$(999,103)	$—
Other current liabilities	135,421	107,188	104,468	—	347,077
Total current liabilities	1,065,487	116,109	164,584	(999,103)	347,077
Long-term debt, net	494,772	—	—	—	494,772
Other liabilities	184,864	12,562	42,140	—	239,566
Total liabilities	1,745,123	128,671	206,724	(999,103)	1,081,415
Stockholders' equity	1,147,603	2,007,537	495,375	(2,502,912)	1,147,603
Total liabilities and stockholders' equity	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018

Condensed Consolidating Balance Sheet Information as of December 31, 2014

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$171,090	$159	$112,431	$—	$283,680
Accounts receivable, net	153,495	162,032	169,574	—	485,101
Intercompany receivables	—	875,000	12,195	(887,195)	—
Other current assets	47,123	22,994	17,943	—	88,060
Total current assets	371,708	1,060,185	312,143	(887,195)	856,841
Property and equipment, net	33,864	17,050	31,249	—	82,163
Goodwill	559,318	416,053	236,318	—	1,211,689
Other intangible assets, net	29,807	18,432	53,357	(24,562)	77,034
Investments in subsidiaries	1,915,869	484,162	—	(2,400,031)	—
Other assets	50,810	78,388	34,674	—	163,872
Total assets	$2,961,376	$2,074,270	$667,741	$(3,311,788)	$2,391,599
Liabilities
Intercompany payables	$832,253	$14,197	$40,745	$(887,195)	$—
Other current liabilities	148,299	113,450	105,343	—	367,092
Total current liabilities	980,552	127,647	146,088	(887,195)	367,092
Long-term debt, net	688,404	—	—	—	688,404
Other liabilities	189,674	14,955	28,728	—	233,357
Total liabilities	1,858,630	142,602	174,816	(887,195)	1,288,853
Stockholders' equity	1,102,746	1,931,668	492,925	(2,424,593)	1,102,746
Total liabilities and stockholders' equity	$2,961,376	$2,074,270	$667,741	$(3,311,788)	$2,391,599

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$667,259	$754,458	$504,429	$(146,997)	$1,779,149
Operating expenses
Direct cost of revenues	428,356	551,829	337,856	(146,597)	1,171,444
Selling, general and administrative expenses	189,607	121,112	122,348	(399)	432,668
Acquisition-related contingent consideration	(1,408)	208	—	—	(1,200)
Amortization of other intangible assets	3,944	2,861	8,442	(3,521)	11,726
	620,499	676,010	468,646	(150,517)	1,614,638
Operating income	46,760	78,448	35,783	3,520	164,511
Other (expense) income	(64,554)	(4,881)	10,310	—	(59,125)
Income (loss) before income tax provision	(17,794)	73,567	46,093	3,520	105,386
Income tax (benefit) provision	(6,944)	35,579	10,698	—	39,333
Equity in net earnings of subsidiaries	76,903	31,744	—	(108,647)	—
Net income (loss)	$66,053	$69,732	$35,395	$(105,127)	$66,053
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(28,727)	—	(28,727)
Other comprehensive loss, net of tax:	—	—	(28,727)	—	(28,727)
Comprehensive income (loss)	$66,053	$69,732	$6,668	$(105,127)	$37,326

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2014

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$617,843	$1,002,571	$506,181	$(370,383)	$1,756,212
Operating expenses
Direct cost of revenues	401,451	778,648	334,015	(369,357)	1,144,757
Selling, general and administrative expenses	181,529	121,085	132,257	(1,026)	433,845
Special charges	15,227	30	1,082	—	16,339
Acquisition-related contingent consideration	(469)	(358)	(849)	—	(1,676)
Amortization of other intangible assets	4,235	2,702	12,375	(3,791)	15,521
	601,973	902,107	478,880	(374,174)	1,608,786
Operating income (loss)	15,870	100,464	27,301	3,791	147,426
Other (expense) income	(51,511)	(7,104)	12,600	—	(46,015)
Income (loss) before income tax provision	(35,641)	93,360	39,901	3,791	101,411
Income tax (benefit) provision	(14,981)	43,915	13,670	—	42,604
Equity in net earnings of subsidiaries	79,467	23,633	—	(103,100)	—
Net income (loss)	$58,807	$73,078	$26,231	$(99,309)	$58,807
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(29,179)	—	(29,179)
Other comprehensive loss, net of tax:	—	—	(29,179)	—	(29,179)
Comprehensive income (loss)	$58,807	$73,078	$(2,948)	$(99,309)	$29,628

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2013

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$593,644	$985,398	$453,272	$(379,882)	$1,652,432
Operating expenses
Direct cost of revenues	382,066	745,227	292,214	(377,446)	1,042,061
Selling, general and administrative expenses	166,014	110,485	120,618	(2,436)	394,681
Special charges	34,338	112	3,964	—	38,414
Acquisition-related contingent consideration	416	653	(11,938)	—	(10,869)
Amortization of other intangible assets	4,504	10,211	11,472	(3,233)	22,954
Goodwill impairment charge	—	30,321	53,431	—	83,752
	587,338	897,009	469,761	(383,115)	1,570,993
Operating income (loss)	6,306	88,389	(16,489)	3,233	81,439
Other (expense) income	(61,461)	(5,947)	17,780	—	(49,628)
Income (loss) before income tax provision	(55,155)	82,442	1,291	3,233	31,811
Income tax (benefit) provision	(24,654)	53,543	13,516	—	42,405
Equity in net earnings of subsidiaries	19,907	(17,744)	—	(2,163)	—
Net income (loss)	$(10,594)	$11,155	$(12,225)	$1,070	$(10,594)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0	(60)	—	(9,660)	—	(9,720)
Other comprehensive income (loss), net of tax:	(60)	—	(9,660)	—	(9,720)
Comprehensive income (loss)	$(10,654)	$11,155	$(21,885)	$1,070	$(20,314)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$14,815	$83,516	$41,589	$139,920
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(575)	(575)
Purchases of property and equipment and other	(9,192)	(16,487)	(5,720)	(31,399)
Other	79	—	158	237
Net cash used in investing activities	(9,113)	(16,487)	(6,137)	(31,737)
Financing activities
Borrowings under revolving line of credit, net	200,000	—	—	200,000
Payments of long-term debt	(425,671)	—	—	(425,671)
Payments of debt financing fees	(3,843)	—	—	(3,843)
Deposits	—	—	3,227	3,227
Purchase and retirement of common stock	(26,532)	—	—	(26,532)
Net issuance of common stock under equity compensation plans	16,666	—	—	16,666
Other	485	(294)	—	191
Intercompany transfers	97,314	(66,729)	(30,585)	—
Net cash used in financing activities	(141,581)	(67,023)	(27,358)	(235,962)
Effects of exchange rate changes on cash and cash equivalents	—	—	(6,141)	(6,141)
Net increase (decrease) in cash and cash equivalents	(135,879)	6	1,953	(133,920)
Cash and cash equivalents, beginning of year	171,090	159	112,431	283,680
Cash and cash equivalents, end of year	$35,211	$165	$114,384	$149,760

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(36,921)	$142,540	$29,782	$135,401
Investing activities
Payments for acquisition of businesses, net of cash received	(14,729)	(7,783)	(955)	(23,467)
Purchases of property and equipment and other	(12,738)	(13,080)	(13,438)	(39,256)
Other	139	—	4,989	5,128
Net cash used in investing activities	(27,328)	(20,863)	(9,404)	(57,595)
Financing activities
Payments of long-term debt and capital lease obligations	—	(6,000)	(14)	(6,014)
Deposits	—	—	13,071	13,071
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Net issuance of common stock under equity compensation plans	4,772	—	—	4,772
Other	366	(555)	(943)	(1,132)
Intercompany transfers	122,625	(115,457)	(7,168)	—
Net cash provided by (used in) financing activities	123,396	(122,012)	4,946	6,330
Effects of exchange rate changes on cash and cash equivalents	—	—	(6,289)	(6,289)
Net increase (decrease) in cash and cash equivalents	59,147	(335)	19,035	77,847
Cash and cash equivalents, beginning of year	111,943	494	93,396	205,833
Cash and cash equivalents, end of year	$171,090	$159	$112,431	$283,680

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(37,166)	$178,234	$52,203	$193,271
Investing activities
Payments for acquisition of businesses, net of cash received	(12,555)	(7,157)	(35,786)	(55,498)
Purchases of property and equipment and other	(4,296)	(17,507)	(20,741)	(42,544)
Other	45	—	(5,094)	(5,049)
Net cash used in investing activities	(16,806)	(24,664)	(61,621)	(103,091)
Financing activities
Payments of long-term debt and capital lease obligations	—	(6,000)	(21)	(6,021)
Purchase and retirement of common stock	(66,763)	—	—	(66,763)
Net issuance of common stock under equity compensation plans	29,392	—	—	29,392
Other	1,515	—	(1,252)	263
Intercompany transfers	135,108	(147,686)	12,578	—
Net cash provided by (used in) financing activities	99,252	(153,686)	11,305	(43,129)
Effects of exchange rate changes on cash and cash equivalents	—	—	1,997	1,997
Net increase (decrease) in cash and cash equivalents	45,280	(116)	3,884	49,048
Cash and cash equivalents, beginning of year	66,663	610	89,512	156,785
Cash and cash equivalents, end of year	$111,943	$494	$93,396	$205,833

19. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Revenues	$432,338	$449,137	$455,470	$442,204
Operating expenses
Direct cost of revenues	279,030	291,469	301,609	299,336
Selling, general and administrative expenses	102,214	109,045	105,058	116,351
Acquisition-related contingent consideration	234	(1,538)	159	(55)
Amortization of other intangible assets	3,012	3,007	2,900	2,807
	384,490	401,983	409,726	418,439
Operating income	47,848	47,154	45,744	23,765
Interest income and other	(137)	950	2,027	392
Interest expense	(12,368)	(12,473)	(11,696)	(6,231)
Loss on early extinguishment of debt	—	—	(19,589)	—
Income before income tax provision	35,343	35,631	16,486	17,926
Income tax provision	11,657	13,922	6,177	7,577
Net income	$23,686	$21,709	$10,309	$10,349
Earnings per common share — basic	$0.59	$0.53	$0.25	$0.25
Earnings per common share — diluted	$0.57	$0.52	$0.25	$0.25
Weighted average common shares outstanding
Basic	40,384	40,792	41,094	41,078
Diluted	41,324	41,696	41,982	41,879

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Revenues	$425,552	$454,324	$451,178	$425,158
Operating expenses
Direct cost of revenues	274,275	295,549	293,244	281,689
Selling, general and administrative expenses	108,387	107,032	102,461	115,965
Special charges	—	9,364	5,347	1,628
Acquisition-related contingent consideration	(1,843)	(5)	257	(85)
Amortization of other intangible assets	4,616	3,452	3,398	4,055
	385,435	415,392	404,707	403,252
Operating income	40,117	38,932	46,471	21,906
Interest income and other	1,003	1,448	1,014	1,205
Interest expense	(12,655)	(12,908)	(12,634)	(12,488)
Income before income tax provision	28,465	27,472	34,851	10,623
Income tax provision	10,348	10,225	12,329	9,702
Net income	$18,117	$17,247	$22,522	$921
Earnings per common share — basic	$0.46	$0.43	$0.57	$0.02
Earnings per common share — diluted	$0.45	$0.42	$0.55	$0.02
Weighted average common shares outstanding
Basic	39,438	39,681	39,789	39,991
Diluted	40,457	40,750	40,819	41,090

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted-average number of common share outstanding during each quarterly period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required in Part III is omitted from this report, but is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2015, pursuant to Regulation 14A with the SEC.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our chairman of the board, president, chief executive officer, chief financial officer, corporate controller and our other financial professionals, as well as all our other executive officers, including chief strategy and information officer, chief human resources officer, executive vice president, general counsel, and chief risk officer and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our president, chief executive officer, chief financial officer, corporate controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 2 Hamill Road, North Building, Baltimore, Maryland 21210.

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
		Consolidated Balance Sheets — December 31, 2015 and 2014
		Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014 and 2013
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise provided.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

	Balance	Additions			Balance
	at	Charged	Charged		at End
	Beginning	to	to Other		of
Description	of Period	Expense	Accounts*	Deductions**	Period
Year Ended December 31, 2015
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$144,825	$15,564	$42,134	$16,769	$185,754
Valuation allowance for deferred tax asset	$14,442	$—	$—	$1,275	$13,167
Year Ended December 31, 2014
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$109,273	$18,252	$35,423	$18,123	$144,825
Valuation allowance for deferred tax asset	$10,201	$4,241	$—	$—	$14,442
Year Ended December 31, 2013
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$94,048	$13,335	$20,463	$18,573	$109,273
Valuation allowance for deferred tax asset	$1,939	$8,262	$—	$—	$10,201

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits

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

4.2

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

4.3

Registration Rights Agreement, dated November 27, 2012, among FTI Consulting, Inc., the guarantors party thereto and J.P. Morgan Securities LLC. (Filed with the Securities and Exchange Commission on November 29, 2012 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 27, 2012 and incorporated herein by reference.)

4.4

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

4.5

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

4.6

Third Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of December 5, 2014, by and among FTI Consulting, Inc., FTI Consulting Platt Sparks LLC, WDScott (US) Inc. and U.S. Bank National Association, as trustee (filed with the Securities and Exchange Commission on February 23, 2015 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

4.7†

Fourth Supplemental Indenture relating to the 6.0% Senior Notes due 2022, dated as of July 13, 2015, by and among FTI Consulting, Inc., Greenleaf Power Management LLC and U.S. Bank National Association, as trustee.

10.1 *

FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated as of April 27, 2005. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.2 *

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

10.5 *

Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.6 *

Form of FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on May 24, 2005 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.)

10.7 *

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

10.9 *

Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 31, 2006 and incorporated herein by reference.)

10.10 *

Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. Non-Employee Director Compensation Plan. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.11 *

Amendment dated as of June 6, 2006 to the FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective as of April 27, 2005, as further amended. (Filed with the Securities and Exchange Commission on June 7, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 7, 2006 and incorporated herein by reference.)

10.12 *

FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission, on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.13 *

Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.14 *

Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

10.15 *

FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.16 *

Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.17 *

Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 6, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134790) and incorporated herein by reference.)

10.18 *

FTI Consulting, Inc. 2007 Employee Stock Purchase Plan. (Filed with the Securities and Exchange Commission on April 28, 2006 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.19 *

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

10.21 *

FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix III: Ireland Sub-Plan. (Filed with the Securities Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.22 *

FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan/Appendix IV: United Kingdom Sub-Plan. (Filed with the Securities and Exchange Commission on December 15, 2006 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 (File No. 333-139407) and incorporated herein by reference.)

10.23 *

FTI Consulting, Inc. Non-Employee Director Compensation Plan Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.24 *

FTI Consulting, Inc. Non-Employee Director Compensation Plan Restricted Stock Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on December 13, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.)

10.25 *

FTI Consulting, Inc. Non-Qualified Stock Option Agreement under FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on May 9, 2007 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.27 *

FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 and incorporated herein by reference.)

10.28 *

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

10.30 *

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.31 *

Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.32 *

Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.33 *

FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan [Amended and Restated Effective as of May 14, 2008]. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

10.34 *

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

10.36 *

Form of Incentive Stock Option Agreement under the FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan, as Amended and Restated. (Filed with the Securities and Exchange Commission on November 6, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.)

10.37 *

Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.38 *

Amendment made and entered into as of December 31, 2008 to Offer Letter dated April 26, 2006 to and accepted by Eric B. Miller. (Filed with the Securities and Exchange Commission on March 2, 2009 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.39 *

FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement and incorporated herein by reference.)

10.40 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.41 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

Exhibit Number	Description of Exhibits

10.42 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.43 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Stock Unit Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.44 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Restricted Stock Agreement for Non-Employee Directors. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.45 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

10.46 *

FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)

10.47 *

FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan [as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

10.48 *

Offer Letter, as amended, dated March 23, 2010, between FTI Consulting, Inc. and Eric B. Miller. (Filed with the Securities and Exchange Commission on May 6, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.)

10.49 *

Second Amended Offer Letter dated June 2, 2010 to Eric B. Miller. (Filed with the Securities and Exchange Commission on August 5, 2010 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.50 *

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

10.52 *

Retention Bonus Letter Agreement dated January 15, 2014 by and between FTI Consulting, Inc. and Eric B Miller. (Filed with the Securities and Exchange Commission on February 20, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 18, 2014 and incorporated herein by reference.)

10.53 *

Form of Cash-Based Stock Appreciation Right Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.54 *

Form of Cash Unit Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.55 *

Form of Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.56*

Offer of Employment Letter dated July 10, 2014, by and between FTI Consulting, Inc. and David M. Johnson. (Filed with the Securities and Exchange Commission on July 31, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 30, 2014 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.57 *

Form of FTI Consulting, Inc. Restricted Stock Agreement for Employment Inducement Awards to Chief Financial Officer and Chief Strategy and Transformation Officer .(Filed with the Securities and Exchange Commission on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.58 *

Form of FTI Consulting, Inc. Non-Statutory Stock Option Agreement for Employment Inducement Award to Chief Financial Officer and Chief Strategy and Transformation Officer .(Filed with the Securities and Exchange Commission on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.59 *

Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.60 *

Offer of Employment Letter dated July 2, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.61*

Amendment No. 1 to Offer of Employment Letter dated July 27, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.62*

The FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2015.)

10.63* †	Form of Non-Statutory Stock Option Award Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015)
10.64* †	Form of Incentive Stock Option Award Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015)
10.65* †	Form of Restricted Stock Award Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015)
10.66 **

Credit Agreement, dated as of June 26, 2015, among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference).

10.67 **

Security Agreement dated as of June 26, 2015, by and among FTI Consulting, Inc., the other grantors party thereto and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference).

10.68 **

Pledge Agreement, dated as of June 26, 2015, by and among FTI Consulting, Inc., the other pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference).

10.69 *

Employment Letter dated May 14, 2015 between FTI Consulting, Inc. and Curtis Lu. (Filed as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Change Commission on July 30, 2015 and incorporated by reference herein).

10.70†	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016.
10.71†

Form of  Deferred Restricted Stock Unit Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016.

10.72†

Form of  Deferred Restricted Stock Unit Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016.

10.73†	Form of Restricted Stock [or Unit] Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016.
11.1†	Computation of Earnings Per Share (included in Note 3 to the Consolidated Financial Statements included in Part II — Item 8 herein.)

Exhibit Number	Description of Exhibits

14.0†	FTI Consulting, Inc. Code of Ethics and Business Conduct, as Amended and Restated effective September 17, 2014.
21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

99.1†	Policy on Disclosure Controls, as Amended and Restated Effective as of January 1, 2016.

99.2†	Policy on Inside Information and Insider Trading, as Amended and Restated Effective January 1, 2016.

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

99.9

Anti-Corruption Policy, as Amended and Restated Effective February 19, 2016. (Filed with the Securities and Exchange Commission on May 2, 2015 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015 and incorporated herein by reference.)

101

The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2015, filed herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**

With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits, schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 25th day of February 2016.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY Steven H. Gunby	Chief Executive Officer and President and Director (Principal Executive Officer)	February 25, 2016

/s/ DAVID M. JOHNSON David M. Johnson	Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director and Chairman of the Board	February 25, 2016

/s/ BRENDA J. BACON Brenda J. Bacon	Director	February 25, 2016

/s/ MARK S. BARTLETT Mark S. Bartlett	Director	February 25, 2016

/s/ CLAUDIO COSTAMAGNA Claudio Costamagna	Director	February 25, 2016

/s/ JAMES W. CROWNOVER James W. Crownover	Director	February 25, 2016

/s/ VERNON ELLIS Vernon Ellis	Director	February 25, 2016

/s/ NICHOLAS C. FANANDAKIS Nicholas C. Fanandakis	Director	February 25, 2016