Form 10-Q
period 2016-03-31
FTI CONSULTING INC
filed 2016-04-28
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common stock, par value $0.01 per share	41,447,033

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

Item 1.	Financial Statements

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$114,451	$149,760
Accounts receivable:
Billed receivables	420,824	405,000
Unbilled receivables	329,933	280,538
Allowance for doubtful accounts and unbilled services	(197,527)	(185,754)
Accounts receivable, net	553,230	499,784
Current portion of notes receivable	31,474	36,115
Prepaid expenses and other current assets	45,196	55,966
Total current assets	744,351	741,625
Property and equipment, net of accumulated depreciation	71,263	74,760
Goodwill	1,198,070	1,198,298
Other intangible assets, net of amortization	61,193	63,935
Notes receivable, net of current portion	108,095	106,882
Other assets	42,072	43,518
Total assets	$2,225,044	$2,229,018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$95,606	$89,845
Accrued compensation	157,687	227,783
Billings in excess of services provided	34,226	29,449
Total current liabilities	287,519	347,077
Long-term debt, net	501,961	494,772
Deferred income taxes	150,557	139,787
Other liabilities	103,761	99,779
Total liabilities	1,043,798	1,081,415
Commitments and contingent liabilities (note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 41,385 (2016) and 41,234 (2015)	414	412
Additional paid-in capital	404,523	400,705
Retained earnings	885,662	855,481
Accumulated other comprehensive loss	(109,353)	(108,995)
Total stockholders' equity	1,181,246	1,147,603
Total liabilities and stockholders' equity	$2,225,044	$2,229,018

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$470,285	$432,338
Operating expenses
Direct cost of revenues	305,636	279,030
Selling, general and administrative expenses	103,609	102,214
Special charges	5,061	—
Acquisition-related contingent consideration	1,134	234
Amortization of other intangible assets	2,606	3,012
	418,046	384,490
Operating income	52,239	47,848
Other income (expense)
Interest income and other	2,557	(137)
Interest expense	(6,229)	(12,368)
	(3,672)	(12,505)
Income before income tax provision	48,567	35,343
Income tax provision	18,386	11,657
Net income	$30,181	$23,686
Earnings per common share — basic	$0.75	$0.59
Earnings per common share — diluted	$0.73	$0.57
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(358)	$(20,482)
Total other comprehensive loss, net of tax	(358)	(20,482)
Comprehensive income	$29,823	$3,204

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance at December 31, 2015	41,234	$412	$400,705	$855,481	$(108,995)	$1,147,603
Net income	—	—	—	$30,181	—	$30,181
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(358)	(358)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $107	53	1	1,312	—	—	1,313
Restricted share grants, less net settled shares of 69	183	2	(2,377)	—	—	(2,375)
Stock units issued under incentive compensation plan	—	—	1,842	—	—	1,842
Purchase and retirement of common stock	(85)	(1)	(2,902)	—	—	(2,903)
Share-based compensation	—	—	5,943	—	—	5,943
Balance at March 31, 2016	41,385	$414	$404,523	$885,662	$(109,353)	$1,181,246

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$30,181	$23,686
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,971	7,808
Amortization and impairment of other intangible assets	2,606	3,012
Acquisition-related contingent consideration	1,134	234
Provision for doubtful accounts	437	2,998
Non-cash share-based compensation	6,158	6,736
Non-cash interest expense	497	671
Other	(81)	(132)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(52,047)	(41,330)
Notes receivable	3,853	(1,003)
Prepaid expenses and other assets	3,824	3,583
Accounts payable, accrued expenses and other	5,619	15,959
Income taxes	17,561	5,524
Accrued compensation	(65,511)	(74,987)
Billings in excess of services provided	4,699	(4,092)
Net cash used in operating activities	(33,099)	(51,333)
Investing activities
Purchases of property and equipment	(6,362)	(8,876)
Other	34	71
Net cash used in investing activities	(6,328)	(8,805)
Financing activities
Borrowings under revolving line of credit, net	7,000	—
Deposits	2,590	1,380
Purchase and retirement of common stock	(2,903)	—
Net issuance of common stock under equity compensation plans	(1,371)	4,031
Other	(135)	(85)
Net cash provided by financing activities	5,181	5,326
Effect of exchange rate changes on cash and cash equivalents	(1,063)	(3,573)
Net decrease in cash and cash equivalents	(35,309)	(58,385)
Cash and cash equivalents, beginning of period	149,760	283,680
Cash and cash equivalents, end of period	$114,451	$225,295
Supplemental cash flow disclosures
Cash paid for interest	$1,255	$226
Cash paid for income taxes, net of refunds	$824	$6,134
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,842	$2,124

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables in thousands, except per share data)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” or “FTI Consulting”), presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

	Three Months Ended March 31,
	2016	2015
Numerator—basic and diluted
Net income	$30,181	$23,686
Denominator
Weighted average number of common shares outstanding — basic	40,506	40,384
Effect of dilutive stock options	131	376
Effect of dilutive restricted shares	511	564
Weighted average number of common shares outstanding — diluted	41,148	41,324
Earnings per common share — basic	$0.75	$0.59
Earnings per common share — diluted	$0.73	$0.57
Antidilutive stock options and restricted shares	2,657	2,173

3. New Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation and income tax consequences, which are intended to simplify various aspects of the accounting for share-based compensation. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective beginning January 1, 2017, although early adoption is permitted. We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that replaces existing lease guidance. Under this ASU, leases will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. This guidance is effective beginning January 1, 2019. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented. We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenue is recognized at the time when goods or services are transferred to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. This guidance is effective beginning January 1, 2018. We are currently evaluating how the adoption of this accounting standard will impact our consolidated financial statements and related disclosures, including the transition approach.

4. Special Charges

During the three months ended March 31, 2016, we recorded special charges totaling $5.1 million related to the termination of 53 employees in our Technology segment to address current business demands and to position for future growth.  The special charges consisted of salary continuance and other contractual employee-related costs, including loan forgiveness and accelerated recognition of costs related to share-based compensation.  The total cash outflow associated with the special charges recorded in 2016 is expected to be $4.9 million, of which $2.3 million has been paid as of March 31, 2016.  Approximately $2.3 million is expected to be paid during the remainder of 2016, and the remaining balance of $0.3 million is expected to be paid in 2017.

We have paid approximately $54.3 million of the $65.5 million total expected payments related to special charges previously recorded in 2014, 2013, and 2012. Approximately $2.7 million is expected to be paid during the remainder of 2016, $3.1 million is expected to be paid in 2017, $2.6 million is expected to be paid in 2018, $1.2 million is expected to be paid in 2019, and the remaining balance of $1.6 million will be paid from 2020 to 2026. A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.

Activity related to the liability for these costs for the three months ended March 31, 2016 is as follows:

	Employee	Lease
	Termination	Termination
	Costs	Costs	Total
Balance at December 31, 2015	$7,768	$4,045	$11,813
Additions	4,873	—	4,873
Payments	(2,787)	(67)	(2,854)
Foreign currency translation adjustment and other	(3)	—	(3)
Balance at March 31, 2016	$9,851	$3,978	$13,829

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $0.4 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.0 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2016 and December 31, 2015, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at March 31, 2016 was $522.0 million compared to a carrying value of $507.0 million. At December 31, 2015, the fair value of our long-term debt was $513.5 million compared to a carrying value of $500.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (“2022 Notes”). The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included within “Acquisition-related contingent consideration” in the Condensed Consolidated Statements of Comprehensive Income. During the three months ended March 31, 2016, we recorded a $1.0 million expense related to the increase in the liability for future expected contingent consideration payments, driven by improved business results in the current period as well as expected results during the remainder of the earn-out period. No remeasurement adjustments were recorded in the three months ended March 31, 2015.

Accretion expense for acquisition-related contingent consideration totaled $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

8. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill by operating segment for the three months ended March 31, 2016, are as follows:

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2015
Goodwill	441,548	235,211	269,341	117,888	328,449	1,392,437
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2015	$441,548	$235,211	$269,341	$117,888	$134,310	$1,198,298
Foreign currency translation adjustment and other	1,640	(415)	(102)	(48)	(1,303)	(228)
Goodwill	443,188	234,796	269,239	117,840	327,146	1,392,209
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at March 31, 2016	$443,188	$234,796	$269,239	$117,840	$133,007	$1,198,070

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $2.6 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. Based solely on the amortizable intangible assets recorded as of March 31, 2016, we estimate amortization expense to be $7.8 million during the remainder of 2016, $9.6 million in 2017, $8.0 million in 2018, $7.4 million in 2019, $7.2 million in 2020, $6.7 million in 2021, and $8.9 million in years after 2021. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

9. Long-Term Debt

The components of debt obligations are presented in the table below:

	March 31,	December 31,
	2016	2015
6% senior notes due 2022	300,000	300,000
Senior bank credit facility	207,000	200,000
Total debt	507,000	500,000
Less deferred debt issue costs	(5,039)	(5,228)
Long-term debt, net	$501,961	$494,772

There were $207.0 million in borrowings outstanding under the Company’s senior secured bank revolving credit facility (“Senior Bank Credit Facility”) as of March 31, 2016. The Company has classified these borrowings as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company has the intent and ability, as supported by availability under the credit agreement entered into as of June 26, 2015, to refinance these borrowings for more than one year from the Balance Sheet date. Additionally, $1.4 million of the borrowing limit was utilized (and, therefore, unavailable) as of March 31, 2016 for letters of credit.

For further information on our 6% senior notes due 2022 and Senior Bank Credit Facility, see footnote “12. Long-Term Debt” in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

Our officers, employees, non-employee directors and certain individual service providers are eligible to participate in the Company’s equity compensation plans, subject to the discretion of the administrator of the plans. During the three months ended March 31, 2016, we awarded 225,272 restricted shares, stock options exercisable for up to 118,865 shares, 53,104 restricted stock units, and 83,914 performance stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2016, stock options exercisable for up to 31,467 shares and 10 restricted shares were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three months ended March 31, 2016 and 2015 is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2016	2015
Direct cost of revenues	$3,848	$3,899
Selling, general and administrative expenses	2,709	3,043
Special charges	105	—
Total share-based compensation expense	$6,662	$6,942

12. Segment Reporting

We manage our business in five reportable segments: Corporate Finance & Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, mergers and acquisitions (“M&A”), M&A integration, valuations and tax issues, as well as financial, operational and performance improvement. Our distressed service offerings generally include corporate restructurings and interim management, and our non-distressed service offerings generally include all other services mentioned above.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services and performance improvement services for our health solutions practice clients, as well as interim management services.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment provides e-discovery and information governance, hosting and consulting services and software to its clients. It provides products, services and consulting to companies, law firms, courts and government agencies worldwide. Its comprehensive suite of software and services help clients locate, review and produce electronically stored information (“ESI”), including e-mail, computer files, voicemail, instant messaging, cloud and social media data, as well as financial and transactional data.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2016	2015
Revenues
Corporate Finance & Restructuring	$127,156	$106,212
Forensic and Litigation Consulting	119,004	123,265
Economic Consulting	130,731	106,081
Technology	48,281	54,654
Strategic Communications	45,113	42,126
Total revenues	$470,285	$432,338
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$31,603	$22,480
Forensic and Litigation Consulting	19,808	22,071
Economic Consulting	21,319	11,556
Technology	7,823	10,073
Strategic Communications	6,108	5,752
Total Adjusted Segment EBITDA	$86,661	$71,932

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended March 31,
	2016	2015
Total Adjusted Segment EBITDA	$86,661	$71,932
Segment depreciation expense	(7,029)	(6,991)
Amortization of intangible assets	(2,606)	(3,012)
Special charges	(5,061)	—
Unallocated corporate expenses, excluding special charges	(18,746)	(14,081)
Interest income and other	2,557	(137)
Interest expense	(6,229)	(12,368)
Remeasurement of acquisition-related contingent consideration	(980)	—
Income before income tax provision	$48,567	$35,343

13. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information

Substantially all of our domestic subsidiaries are guarantors of borrowings under our Senior Bank Credit Facility and 2022 Notes. The guarantees are full and unconditional and joint and several. All of our guarantors are wholly owned, direct or indirect, subsidiaries.

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows for FTI Consulting, all the guarantor subsidiaries, all the non-guarantor subsidiaries and the eliminations necessary to arrive at the consolidated information for FTI Consulting and its subsidiaries. For purposes of this presentation, we have accounted for our investments in our subsidiaries using the equity method of accounting. The principal eliminating entries eliminate investment in subsidiary and intercompany balances and transactions

Condensed Consolidating Balance Sheet Information as of March 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$13,992	$163	$100,296	$—	$114,451
Accounts receivable, net	176,302	191,471	185,457	—	553,230
Intercompany receivables	—	921,720	39,450	(961,170)	—
Other current assets	33,076	22,789	20,805	—	76,670
Total current assets	223,370	1,136,143	346,008	(961,170)	744,351
Property and equipment, net	31,765	12,649	26,849	—	71,263
Goodwill	558,978	416,053	223,039	—	1,198,070
Other intangible assets, net	24,877	15,013	41,528	(20,225)	61,193
Investments in subsidiaries	2,021,892	495,463	—	(2,517,355)	—
Other assets	40,855	70,630	38,682	—	150,167
Total assets	$2,901,737	$2,145,951	$676,106	$(3,498,750)	$2,225,044
Liabilities
Intercompany payables	$914,711	$7,087	$39,372	$(961,170)	—
Other current liabilities	109,576	92,243	85,700	—	287,519
Total current liabilities	1,024,287	99,330	125,072	(961,170)	287,519
Long-term debt, net	501,961	—	—	—	501,961
Other liabilities	194,243	14,387	45,688	—	254,318
Total liabilities	1,720,491	113,717	170,760	(961,170)	1,043,798
Stockholders' equity	1,181,246	2,032,234	505,346	(2,537,580)	1,181,246
Total liabilities and stockholders' equity	$2,901,737	$2,145,951	$676,106	$(3,498,750)	$2,225,044

Condensed Consolidating Balance Sheet Information as of December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$35,211	$165	$114,384	$—	$149,760
Accounts receivable, net	159,121	169,488	171,175	—	499,784
Intercompany receivables	—	936,452	62,651	(999,103)	—
Other current assets	44,086	25,627	22,368	—	92,081
Total current assets	238,418	1,131,732	370,578	(999,103)	741,625
Property and equipment, net	33,699	13,409	27,652	—	74,760
Goodwill	558,978	416,053	223,267	—	1,198,298
Other intangible assets, net	25,863	15,571	43,542	(21,041)	63,935
Investments in subsidiaries	1,995,409	486,462	—	(2,481,871)	—
Other assets	40,359	72,981	37,060	—	150,400
Total assets	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018
Liabilities
Intercompany payables	$930,066	$8,921	$60,116	$(999,103)	$—
Other current liabilities	135,421	107,188	104,468	—	347,077
Total current liabilities	1,065,487	116,109	164,584	(999,103)	347,077
Long-term debt, net	494,772	—	—	—	494,772
Other liabilities	184,864	12,562	42,140	—	239,566
Total liabilities	1,745,123	128,671	206,724	(999,103)	1,081,415
Stockholders' equity	1,147,603	2,007,537	495,375	(2,502,912)	1,147,603
Total liabilities and stockholders' equity	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

March 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$182,994	$162,563	$127,066	$(2,338)	$470,285
Operating expenses
Direct cost of revenues	114,429	109,190	84,315	(2,298)	305,636
Selling, general and administrative expenses	44,667	30,721	28,261	(40)	103,609
Special charges	—	4,563	498	—	5,061
Acquisition-related contingent consideration	6	1,128	—	—	1,134
Amortization of other intangible assets	986	558	1,879	(817)	2,606
	160,088	146,160	114,953	(3,155)	418,046
Operating income	22,906	16,403	12,113	817	52,239
Other (expense) income	(5,077)	(710)	2,115	—	(3,672)
Income before income tax provision	17,829	15,693	14,228	817	48,567
Income tax provision	8,149	6,859	3,378	—	18,386
Equity in net earnings of subsidiaries	20,501	9,882	—	(30,383)	—
Net income	$30,181	$18,716	$10,850	$(29,566)	$30,181
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(358)	—	(358)
Other comprehensive loss, net of tax:	—	—	(358)	—	(358)
Comprehensive income	$30,181	$18,716	$10,492	$(29,566)	$29,823

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended

March 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$169,135	$144,139	$121,852	$(2,788)	$432,338
Operating expenses
Direct cost of revenues	105,063	96,587	80,083	(2,703)	279,030
Selling, general and administrative expenses	43,411	29,877	29,011	(85)	102,214
Special charges	—	—	—	—	—
Acquisition-related contingent consideration	65	169	—	—	234
Amortization of other intangible assets	986	715	2,181	(870)	3,012
	149,525	127,348	111,275	(3,658)	384,490
Operating income	19,610	16,791	10,577	870	47,848
Other (expense) income	(13,866)	(2,010)	3,371	—	(12,505)
Income before income tax provision	5,744	14,781	13,948	870	35,343
Income tax provision	2,563	5,726	3,368	—	11,657
Equity in net earnings of subsidiaries	20,505	9,825	—	(30,330)	—
Net income	$23,686	$18,880	$10,580	$(29,460)	$23,686
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(20,482)	—	(20,482)
Other comprehensive loss, net of tax:	—	—	(20,482)	—	(20,482)
Comprehensive income	$23,686	$18,880	$(9,902)	$(29,460)	$3,204

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(7,700)	$(8,956)	$(16,443)	$(33,099)
Investing activities
Purchases of property and equipment and other	(788)	(3,945)	(1,629)	(6,362)
Other	34	—	—	34
Net cash used in investing activities	(754)	(3,945)	(1,629)	(6,328)
Financing activities
Borrowings under revolving line of credit, net	7,000	—	—	7,000
Deposits	—	—	2,590	2,590
Purchase and retirement of common stock	(2,903)	—	—	(2,903)
Net issuance of common stock under equity compensation plans	(1,371)	—	—	(1,371)
Other	(135)	—	—	(135)
Intercompany transfers	(15,356)	12,899	2,457	—
Net cash (used in) provided by financing activities	(12,765)	12,899	5,047	5,181
Effects of exchange rate changes on cash and cash equivalents	—	—	(1,063)	(1,063)
Net decrease in cash and cash equivalents	(21,219)	(2)	(14,088)	(35,309)
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$13,992	$163	$100,296	$114,451

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(27,664)	$(5,191)	$(18,478)	$(51,333)
Investing activities
Purchases of property and equipment and other	(3,979)	(3,513)	(1,384)	(8,876)
Other	32	—	39	71
Net cash used in investing activities	(3,947)	(3,513)	(1,345)	(8,805)
Financing activities
Net issuance of common stock under equity compensation plans	4,031	—	—	4,031
Deposits	—	—	1,380	1,380
Other	(85)	—	—	(85)
Intercompany transfers	(8,255)	8,701	(446)	—
Net cash (used in) provided by financing activities	(4,309)	8,701	934	5,326
Effects of exchange rate changes on cash and cash equivalents	—	—	(3,573)	(3,573)
Net decrease in cash and cash equivalents	(35,920)	(3)	(22,462)	(58,385)
Cash and cash equivalents, beginning of year	171,090	159	112,431	283,680
Cash and cash equivalents, end of year	$135,170	$156	$89,969	$225,295

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2016 and 2015 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.

BUSINESS OVERVIEW

We are a global business advisory firm dedicated to helping organizations protect and enhance their enterprise value. We work closely with our clients to help them anticipate, understand, manage and overcome complex business matters arising from such factors as the economy, financial and credit markets, governmental regulation and legislation and litigation. We assist clients in addressing a broad range of business challenges, such as restructuring (including bankruptcy), capital market issues and indebtedness, interim business management, forensic accounting and litigation matters, international arbitrations, Mergers & Acquisitions (“M&A”), antitrust and competition matters, securities litigation, e-discovery, management and retrieval of electronically stored information ("ESI"), reputation management and strategic communications. We also provide services to help our clients take advantage of economic, regulatory, financial and other business opportunities. Our experienced teams of professionals include many individuals who are widely recognized as experts in their respective fields. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas as well as our reputation for satisfying client needs.

We report financial results for the following five reportable segments:

Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, M&A, M&A integration, valuations and tax issues, as well as financial, operational and performance improvement. Our distressed service offerings generally include corporate restructurings and interim management, and our non-distressed service offerings generally include all other services mentioned above.

Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics and risk mitigation services and performance improvement services for our health solutions practice clients, as well as interim management services.

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

When significant, we identify the estimated impact of foreign currency translation driven by our businesses with functional currencies other than the U.S. dollar, on the period-to-period performance results. The estimated impact of foreign currency translation is calculated as the difference between the prior period results multiplied by the average foreign currency exchange rates in the current period and the prior period results multiplied by the average foreign currency rates in the prior period.

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that is not presented in our financial statements and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to:

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

We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”) as net income (loss) and earnings per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total company operating performance on a consistent basis. We believe that this measure, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends, by excluding the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are included elsewhere in this filing.

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2016	2015
	(dollar amounts in thousands, except per share data)
Revenues	$470,285	$432,338
Special charges (1)	$5,061	$—
Adjusted EBITDA	$68,857	$58,668
Net income	$30,181	$23,686
Earnings per common share — diluted	$0.73	$0.57
Adjusted earnings per common share — diluted	$0.83	$0.57
Net cash used in operating activities	$(33,099)	$(51,333)
Total number of employees	4,610	4,454

(1)	Excluded from non-GAAP measures.

First Quarter 2016 Executive Highlights

Revenues

Revenues for the three months ended March 31, 2016 increased $38.0 million, or 8.8%, to $470.3 million, which included a $7.1 million, or 1.6%, estimated negative impact of foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased $45.1 million, or 10.4%, primarily driven by higher demand for distressed service offerings in North America in our Corporate Finance segment and higher demand for our M&A related antitrust and financial economics services in our Economic Consulting segment.

Special Charges

During the three months ended March 31, 2016, we recorded special charges of $5.1 million related to the termination of 53 employees in our Technology segment, to address current business demands and position the segment for future growth.  The special charges consisted of salary continuance and other contractual employee-related costs, including loan forgiveness and accelerated recognition of costs related to share-based compensation.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2016 increased $10.2 million, or 17.4%, to $68.9 million compared to $58.7 million for the three months ended March 31, 2015.  Adjusted EBITDA was 14.6% of revenues for the three months ended March 31, 2016 compared to 13.6% of revenues for the three months ended March 31, 2015. The increase in Adjusted EBITDA was driven by higher revenues in our Corporate Finance and Economic Consulting segments, partially offset by an increase in unallocated corporate expenses.

Net Income

Net income for the three months ended March 31, 2016 increased $6.5 million, or 27.4%, to $30.2 million compared to $23.7 million for the three months ended March 31, 2015. This increase was driven by the business results described above, as well as lower interest expense due to the debt restructuring completed in the third quarter of 2015.  Partially offsetting these increases were the special charges in our Technology segment, higher income tax expense due to the favorable discrete tax adjustment recorded in the first quarter of 2015, and a $1.0 million expense related to the increase in the liability for future expected contingent consideration payments.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended March 31, 2016 increased $0.16 to $0.73 compared to $0.57 for the three months ended March 31, 2015. Earnings per diluted share for the three months ended March 31, 2016 were impacted by the results as outlined above.

Adjusted EPS for the three months ended March 31, 2016 increased $0.26 to $0.83 compared to $0.57 for the three months ended March 31, 2015.  The amount for the three months ended March 31, 2016 excludes the special charges and remeasurement of acquisition-related contingent consideration described above.

Liquidity and Capital Allocation

Cash used in operating activities for the three months ended March 31, 2016 decreased $18.2 million, or 35.5%, to $33.1 million compared to $51.3 million for the three months ended March 31, 2015. The decrease was primarily due to higher cash collections, lower payments for income taxes and lower forgivable loan funding, partially offset by increased payments for compensation and other operating expenses. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 98 days at March 31, 2016 compared to 101 days at March 31, 2015, reflecting improved collections. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Financing activities in the three months ended March 31, 2016 included $7.0 million of additional borrowings under the Company’s senior secured bank revolving credit facility (“Senior Bank Credit Facility”), as well as the repurchase and retirement of 85,100 shares of our common stock for an average price per share of $34.12, at a total cost of $2.9 million.  Our Board of Directors authorized a stock repurchase program of up to $50.0 million at any time prior to May 5, 2016 (the “2015 Repurchase Program”).  As of March 31, 2016, we have $20.6 million available under this program to repurchase additional shares.

Headcount

As of March 31, 2016, our total headcount of 4,610 increased by 156 from 4,454 as of March 31, 2015.

We decreased the number of non-billable employees by 18, from 1,118 as of December 31, 2015 to 1,100 as of March 31, 2016. Net change to billable headcount for the three months ended March 31, 2016 is summarized in the table below.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2015	838	1,131	599	349	599	3,516
Additions (reductions), net	19	1	8	(36)	2	(6)
March 31, 2016	857	1,132	607	313	601	3,510
Percentage change in headcount from prior year	2.3%	0.1%	1.3%	-10.3%	0.3%	-0.2%

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$127,156	$106,212
Forensic and Litigation Consulting	119,004	123,265
Economic Consulting	130,731	106,081
Technology	48,281	54,654
Strategic Communications	45,113	42,126
Total revenues	$470,285	$432,338
Operating income (loss)
Corporate Finance & Restructuring	$30,076	$20,764
Forensic and Litigation Consulting	18,213	20,474
Economic Consulting	20,211	10,296
Technology	(1,180)	6,198
Strategic Communications	3,665	4,197
Segment operating income	70,985	61,929
Unallocated corporate expenses	(18,746)	(14,081)
Operating income	52,239	47,848
Other income (expense)
Interest income and other	2,557	(137)
Interest expense	(6,229)	(12,368)
Other income (expense)	(3,672)	(12,505)
Income before income tax provision	48,567	35,343
Income tax provision	18,386	11,657
Net income	$30,181	$23,686
Earnings per common share — basic	$0.75	$0.59
Earnings per common share — diluted	$0.73	$0.57

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$30,181	$23,686
Add back:
Income tax provision	18,386	11,657
Other income (expense), net	3,672	12,505
Depreciation and amortization	7,971	7,808
Amortization of other intangible assets	2,606	3,012
Special charges	5,061	—
Remeasurement of acquisition-related contingent consideration	980	—
Adjusted EBITDA	$68,857	$58,668

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Net income	$30,181	$23,686
Add back:
Special charges, net of tax (1)	3,269	—
Remeasurement of acquisition-related contingent consideration, net of tax (1)	600	—
Adjusted Net Income	$34,050	$23,686
Earnings per common share — diluted	$0.73	$0.57
Add back:
Special charges, net of tax (1)	0.08	—
Remeasurement of acquisition-related contingent consideration, net of tax (1)	0.02	—
Adjusted earnings per common share — diluted	$0.83	$0.57
Weighted average number of common shares outstanding — diluted	41,148	41,324

(1)

The tax effect takes into account the tax treatment and related tax rates that apply to each adjustment in the applicable tax jurisdiction. As a result, the effective tax rates for the adjustments related to special charges for the three months ended March 31, 2016 was 35.4%. The tax expense related to the adjustments for special charges for the three months ended March 31, 2016 was $1.8 million or $0.04 impact on adjusted earnings per diluted share. There were no special charges for 2015.

(2)

The tax effect takes into account the tax treatment and related tax rates that apply to each adjustment in the applicable tax jurisdiction. As a result, the effective tax rate for the adjustments related to the remeasurement of acquisition-related contingent consideration for the three months ended March 31, 2016 was 38.8%.  The tax expense related to the adjustment for the remeasurement of acquisition-related contingent consideration for the three months ended March 31, 2016 was $0.4 million or $0.01 impact on adjusted earnings per diluted share. There were no adjustments related to the remeasurement of acquisition-related contingent consideration in 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses for the three months ended March 31, 2016 increased $4.7 million, or 33.1%, to $18.7 million compared to $14.1 million for the three months ended March 31, 2015. The increase was primarily due to higher costs related to our

U.S. health and welfare plans, an increase in infrastructure department costs to support growth in the business and to support strategic initiatives, and higher legal expenses.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased $2.7 million to income of $2.6 million for the three months ended March 31, 2016 compared to a $0.1 million loss for the three months ended March 31, 2015. The increase was primarily due to an increase in net foreign currency transaction gains, which were $1.4 million for the three months ended March 31, 2016 compared to a $1.4 million loss for the three months ended March 31, 2015. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include both client and current intercompany receivables and payables.

Interest expense

Interest expense for the three months ended March 31, 2016 decreased $6.2 million, or 49.6%, to $6.2 million compared to $12.4 million for three months ended March 31, 2015. Interest expense in for the three months ended March 31, 2016 was favorably impacted by the debt restructuring completed in the third quarter of 2015.

Income tax provision

Our provision for income taxes in interim periods is computed by applying our estimated annual effective tax rate against income before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur or become known. The effective tax rate for the three months ended March 31, 2016 was 37.9% compared to 33.0% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2015 was favorably impacted by a $1.4 million discrete item related to the impact of 2015 state tax law changes on our deferred state tax liabilities as of December 31, 2014.  Excluding the impact of this discrete item, the effective tax rate for the three months ended March 31, 2015 would have been 36.9%.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA, which is a non-GAAP measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015

Net income	$30,181	$23,686
Add back:
Income tax provision	18,386	11,657
Other income (expense), net	3,672	12,505
Unallocated corporate expenses	18,746	14,081
Total segment operating income	70,985	61,929
Add back:
Segment depreciation expense	7,029	6,991
Amortization of other intangible assets	2,606	3,012
Segment special charges	5,061	—
Remeasurement of acquisition-related contingent consideration	980	—
Total Adjusted Segment EBITDA	$86,661	$71,932

 Other Segment Operating Data

	Three Months Ended March 31,
	2016	2015
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	857	735
Forensic and Litigation Consulting (1)	1,132	1,145
Economic Consulting	607	566
Technology (2)	313	360
Strategic Communications	601	556
Total revenue-generating professionals	3,510	3,362
Utilization rates of billable professionals: (3)
Corporate Finance & Restructuring	74%	74%
Forensic and Litigation Consulting	64%	68%
Economic Consulting	79%	73%
Average billable rate per hour: (4)
Corporate Finance & Restructuring	$384	$374
Forensic and Litigation Consulting	$333	$318
Economic Consulting	$531	$501

(1)

There were 85 revenue-generating professionals as of March 31, 2015 related to a business in Latin America that was disposed during 2015.  Excluding these professionals, the total number of revenue-generating professionals of our Forensic and Litigation Consulting segment would be 1,060 as of March 31, 2015.

(2)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 353 as-needed employees during the three-months ended March 31, 2016.

(3)

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

 CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except rate per hour)
Revenues	$127,156	$106,212
Percentage change in revenues from prior year	19.7%	13.0%
Operating expenses:
Direct cost of revenues	75,452	63,933
Selling, general and administrative expenses	20,823	20,528
Acquisition-related contingent consideration	—	53
Amortization of other intangible assets	805	934
	97,080	85,448
Segment operating income	30,076	20,764
Percentage change in segment operating income from prior year	44.8%	141.2%
Add back:
Depreciation and amortization of intangible assets	1,527	1,716
Adjusted Segment EBITDA	$31,603	$22,480
Gross profit (1)	$51,704	$42,279
Percentage change in gross profit from prior year	22.3%	40.9%
Gross profit margin (2)	40.7%	39.8%
Adjusted Segment EBITDA as a percent of revenues	24.9%	21.2%
Number of revenue-generating professionals (at period end)	857	735
Percentage change in number of revenue-generating professionals from prior year	16.6%	1.2%
Utilization rates of billable professionals	74%	74%
Average billable rate per hour	$384	$374

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues increased $20.9 million, or 19.7%, to $127.2 million for the three months ended March 31, 2016, which included a 1.9% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $23.0 million, or 21.6%. This increase was primarily driven by higher demand and realized rates for the segment’s distressed service offerings in North America.

Gross profit increased $9.4 million, or 22.3%, to $51.7 million for the three months ended March 31, 2016. Gross profit margin increased 0.9 percentage points for the three months ended March 31, 2016. Stronger demand, higher realized rates and success fees in North America distressed service offerings drove a majority of the increase.

SG&A expense increased $0.3 million, or 1.4%, to $20.8 million for the three months ended March 31, 2016. SG&A expense was 16.4% of revenue for the three months ended March 31, 2016 compared to 19.3% for the three months ended March 31, 2015. The increase is SG&A expense was due to higher infrastructure charges and recruiting expense to support additional headcount.  These expenses were partially offset due to the collections of prior period bad debts.

 FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except rate per hour)
Revenues	$119,004	$123,265
Percentage change in revenues from prior year	-3.5%	1.5%
Operating expenses:
Direct cost of revenues	80,077	78,563
Selling, general and administrative expenses	20,192	23,634
Acquisition-related contingent consideration	6	12
Amortization of other intangible assets	516	582
	100,791	102,791
Segment operating income	18,213	20,474
Percentage change in segment operating income from prior year	-11.0%	-19.4%
Add back:
Depreciation and amortization of intangible assets	1,595	1,597
Adjusted Segment EBITDA	$19,808	$22,071
Gross profit (1)	$38,927	$44,702
Percentage change in gross profit from prior year	-12.9%	-6.1%
Gross profit margin (2)	32.7%	36.3%
Adjusted Segment EBITDA as a percent of revenues	16.6%	17.9%
Number of revenue-generating professionals (at period end)	1,132	1,145
Percentage change in number of revenue-generating professionals from prior year	-1.1%	6.4%
Utilization rates of billable professionals	64%	68%
Average billable rate per hour	$333	$318

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues decreased $4.3 million, or 3.5%, to $119.0 million for the three months ended March 31, 2016, which included a 1.4% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues decreased by $2.6 million, or 2.1%, due to lower demand and success fees in our health solutions practice, lower demand in both our construction solutions practice and our global dispute advisory services practice. These decreases were partially offset by increased demand in our global financial and enterprise data analytics practice and our global risk and investigations practice.

Gross profit decreased $5.8 million, or 12.9%, to $38.9 million for the three months ended March 31, 2016. Gross profit margin decreased 3.6 percentage points for the three months ended March 31, 2016. This was driven by a decrease in demand and success fees in our health solution practice, and lower demand in our construction solutions practice. This decline was partially offset by higher utilization in our global financial and enterprise data analytics practice.

SG&A expense decreased $3.4 million, or 14.6%, to $20.2 million for the three months ended March 31, 2016. SG&A expense was 17.0% of revenue for the three months ended March 31, 2016 compared to 19.2% for the three months ended March 31, 2015. The decrease in SG&A expense was driven by lower bad debt expense, lower compensation costs related to the departure of certain senior personnel in 2015, and lower recruiting expenses.

 ECONOMIC CONSULTING

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except rate per hour)
Revenues	$130,731	$106,081
Percentage change in revenues from prior year	23.2%	-0.7%
Operating expenses:
Direct cost of revenues	93,895	79,939
Selling, general and administrative expenses	16,426	15,501
Acquisition-related contingent consideration	16	37
Amortization of other intangible assets	183	308
	110,520	95,785
Segment operating income	20,211	10,296
Percentage change in segment operating income from prior year	96.3%	-17.2%
Add back:
Depreciation and amortization of intangible assets	1,108	1,260
Adjusted Segment EBITDA	$21,319	$11,556
Gross profit (1)	$36,836	$26,142
Percentage change in gross profit from prior year	40.9%	-9.5%
Gross profit margin (2)	28.2%	24.6%
Adjusted Segment EBITDA as a percent of revenues	16.3%	10.9%
Number of revenue-generating professionals (at period end)	607	566
Percentage change in number of revenue-generating professionals from prior year	7.2%	5.2%
Utilization rates of billable professionals	79%	73%
Average billable rate per hour	$531	$501

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues increased $24.7 million, or 23.2%, to $130.7 million for the three months ended March 31, 2016, which included a 1.2% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $25.9 million, or 24.4%, primarily due to higher demand for our M&A related antitrust services, financial economics services and other litigation services in Europe, Middle East and Africa (“EMEA”).

Gross profit increased $10.7 million, or 40.9%, to $36.8 million for the three months ended March 31, 2016. Gross profit margin increased 3.5 percentage points for the three months ended March 31, 2016. This increase was primarily driven by higher utilization in North America and higher realized bill rates in EMEA and North America.

SG&A expense increased $0.9 million, or 6.0%, to $16.4 million for the three months ended March 31, 2016. SG&A expense was 12.6% of revenue for the three months ended March 31, 2016 compared to 14.6% for the three months ended March 31, 2015. The increase in SG&A expense was driven primarily by higher outside services for legal expenses and general overhead expense, which was partially offset by lower bad debt expense.

 TECHNOLOGY

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Revenues	$48,281	$54,654
Percentage change in revenues from prior year	-11.7%	-9.0%
Operating expenses:
Direct cost of revenues	28,228	30,232
Selling, general and administrative expenses	16,014	18,026
Special charges	5,061	—
Amortization of other intangible assets	158	198
	49,461	48,456
Segment operating loss (income)	(1,180)	6,198
Percentage change in segment operating income from prior year	-119.0%	-52.6%
Add back:
Depreciation and amortization of intangible assets	3,942	3,875
Special charges	5,061	—
Adjusted Segment EBITDA	$7,823	$10,073
Gross profit (1)	$20,053	$24,422
Percentage change in gross profit from prior year	-17.9%	-16.8%
Gross profit margin (2)	41.5%	44.7%
Adjusted Segment EBITDA as a percent of revenues	16.2%	18.4%
Number of revenue-generating professionals (at period end) (3)	313	360
Percentage change in number of revenue-generating professionals from prior year	-13.1%	12.1%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues
(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues decreased $6.4 million, or 11.7%, to $48.3 million for the three months ended March 31, 2016, which included a 1.3% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues decreased by $5.7 million, or 10.4%, largely due to reduced demand for cross-border investigations and financial services litigations, partially offset by an increase in M&A related second request activity.

Gross profit decreased $4.4 million, or 17.9%, to $20.1 million for the three months ended March 31, 2016. Gross profit margin decreased 3.2 percentage points for the three months ended March 31, 2016. The decrease in gross profit margin was due to lower demand for managed review services and lower realized pricing for consulting based on our mix of clients.

SG&A expense decreased $2.0 million, or 11.2%, to $16.0 million for the three months ended March 31, 2016. SG&A expense was 33.2% of revenue for the three months ended March 31, 2016 compared to 33.0% for the three months ended March 31, 2015. The decrease in SG&A expense was due to lower compensation as a result of headcount reduction and lower occupancy costs, partially offset by higher bad debt. Research and development expense related to software development was $4.0 million for the three months ended March 31, 2016 compared to $5.9 million for the three months ended March 31, 2015.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Revenues	$45,113	$42,126
Percentage change in revenues from prior year	7.1%	-2.5%
Operating expenses:
Direct cost of revenues	27,984	26,363
Selling, general and administrative expenses	11,408	10,444
Remeasurement of acquisition-related contingent consideration	980	—
Acquisition-related contingent consideration	132	132
Amortization of other intangible assets	944	990
	41,448	37,929
Segment operating income	3,665	4,197
Percentage change in segment operating income from prior year	-12.7%	317.6%
Add back:
Depreciation and amortization of intangible assets	1,463	1,555
Remeasurement of acquisition-related contingent consideration	980	—
Adjusted Segment EBITDA	$6,108	$5,752
Gross profit (1)	$17,129	$15,763
Percentage change in gross profit from prior year	8.7%	2.4%
Gross profit margin (2)	38.0%	37.4%
Adjusted Segment EBITDA as a percent of revenues	13.5%	13.7%
Number of revenue-generating professionals (at period end)	601	556
Percentage change in number of revenue-generating professionals from prior year	8.1%	-4.8%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues increased $3.0 million, or 7.1%, to $45.1 million for the three months ended March 31, 2016, which included a 3.3% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $4.4 million, or 10.4%, primarily driven by increased project-based revenues in North America and EMEA, predominantly in public affairs and financial communications-related engagements, and increased pass-through income, which was partially offset by a decrease in revenue from crisis mandates.

Gross profit increased $1.4 million, or 8.7%, to $17.1 million for the three months ended March 31, 2016. Gross profit margin increased 0.6 percentage points for the three months ended March 31, 2016. The increase in gross profit margin was primarily due to improved staff leverage, which was partially offset by a higher proportion of revenues from lower margin pass-through income.

SG&A expense increased $1.0 million, or 9.2%, to $11.4 million for the three months ended March 31, 2016. SG&A expense was 25.3% of revenue for the three months ended March 31, 2016 compared to 24.8% for the three months ended March 31, 2015. The increase in SG&A expense was primarily due to higher occupancy and support costs.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to bad debts, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition
•	Allowance for doubtful accounts and unbilled services
•	Goodwill and other intangible assets
•	Share-based compensation
•	Income taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Goodwill and Other Intangible Assets

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Factors we consider important that could trigger an interim impairment review include, but are not limited to the following: significant underperformance relative to historical or projected future operating results; a significant change in the manner of our use of the acquired asset or strategy for our overall business; a significant negative industry or economic trend; and our market capitalization relative to net book value. When we evaluate these factors and determine that a triggering event has occurred, we perform an interim impairment analysis.

As of October 1, 2015, the date of our last annual goodwill impairment test, the estimated fair value of each of our reporting units significantly exceeded their respective carrying values and no further testing was required. Through our quarterly assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

See “Note 3 – New Accounting Standards” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
Cash flows	2016	2015
	(dollars in thousands)
Net cash used in operating activities	$(33,099)	$(51,333)
Net cash used in investing activities	$(6,328)	$(8,805)
Net cash provided by financing activities	$5,181	$5,326
DSO	98	101

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Cash used in operating activities decreased $18.2 million, or 35.5%, to $33.1 million for the three months ended March 31, 2016 compared to $51.3 million for the three months ended March 31, 2015. The decrease was primarily due to higher cash collections, lower payments for income taxes and lower net funding of notes receivable, which were partially offset by increased payments for compensation and other operating expenses. DSO was 98 days at March 31, 2016 compared to 101 days at March 31, 2015 reflecting improved collections.

Net cash used in investing activities for the three months ended March 31, 2016 was $6.3 million compared to net cash used in investing activities of $8.8 million for the three months ended March 31, 2015. Capital expenditures were $6.4 million for the three months ended March 31, 2016 compared to $8.9 million for the three months ended March 31, 2015.

Net cash provided by financing activities for the three months ended March 31, 2016 was $5.2 million compared to $5.3 million for the three months ended March 31, 2015. Cash provided by financing activities in the three months ended March 31, 2016 included net borrowings of $7.0 million under our Senior Bank Credit Facility, payments of $2.9 million to settle repurchases of our common stock and $1.4 million related to cash paid from the issuance of common stock under our equity compensation plan.  Our financing activities for the three months ended March 31, 2015 primarily related to cash received from the issuance of common stock under our equity compensation plan.

Capital Resources

As of March 31, 2016, our capital resources included $114.5 million of cash and cash equivalents and available borrowing capacity of $341.6 million under our five-year $550.0 million Senior Bank Credit Facility. As of March 31, 2016, we had $207.0 million of borrowing outstanding under our Senior Bank Credit Facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

For business combinations consummated on or after January 1, 2009, contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. During the three months ended March 31, 2016, we recorded a $1.0 million expense related to the increase in the liability for future expected contingent consideration payments, driven by improved business results in the current period as well as expected results during the remainder of the earn-out period. The fair value of future expected contingent purchase price obligations for these business combinations was $5.3 million at March 31, 2016 with payment dates extending through 2018.

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

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our businesses could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, if our business does not perform at expected levels or is less profitable than expected, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;
•	the quality of our accounts receivable;
•	our relative levels of debt and equity;
•	the volatility and overall condition of the capital markets; and
•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Senior Bank Credit Facility or the indenture that governs our 6% Senior Notes Due 2022. See “Forward-Looking Statements” of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations information as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as “estimates”, “expects”, “anticipates”, “projects”, “plans”, “intends”, “believes”, “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but not limited to the following:

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

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;
•	our ability to replace key personnel, including former executives, officers, senior managers and practice and regional leaders who have highly specialized skills and experience;
•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information;
•	legislation or judicial rulings, including rulings regarding data privacy and the discovery process;
•	periodic fluctuations in revenues, operating income and cash flows;
•	damage to our reputation as a result of claims involving the quality of our services;
•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;
•	competition for clients and key personnel;
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

For information regarding our exposure to certain market risks see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2016.

	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value that May Yet Be Purchased Under the Program(3)
	(in thousands, except per share data)
January 1 through January 31, 2016	19	(1)	$32.50	—		$—
February 1 through February 29, 2016	1	(1)	$33.00	—		$—
March 1 through March 31, 2016	49	(1)	$34.91	85	(2)	$20,565
Total	69			85

(1)	Represents shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)

In November 2015, our Board of Directors authorized a six-month stock repurchase program of up to $50.0 million under the 2015 Repurchase Program. During the month ended March 31, 2016, we repurchased and retired 85,100 shares of common stock, at an average per share price of $34.12, for an aggregate cost of $2.9 million, under the 2015 Repurchase Program.

(3)	At March 31, 2016, a balance of approximately $20.6 million remained available for share repurchases under the 2015 Repurchase Program.
Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1

Articles of Incorporation of FTI Consulting, Inc., as amended and restated. (Filed with the SEC on May 23, 2003 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated May 21, 2003 and incorporated herein by reference.)

3.2

Articles of Amendment of FTI Consulting, Inc. (Filed with the SEC on June 2, 2011 as exhibit 3.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.3

Bylaws of FTI Consulting, Inc., as amended and restated, adopted on June 1, 2011 (Filed with the SEC on June 2, 2011 as exhibit 3.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

3.4

Amendment No. 1 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on December 16, 2013 as exhibit 3.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

3.5

Amendment No. 2 to Amended and Restated Bylaws of FTI Consulting, Inc. (Filed with the Securities and Exchange Commission on September 22, 2014 as exhibit 3.2 to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 17, 2014 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101

The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith
*

This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016

FTI CONSULTING, INC.

By	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer
(principal financial officer and principal accounting officer)