Form 10-Q
period 2016-06-30
FTI CONSULTING INC
filed 2016-07-28
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
Common stock, par value $0.01 per share	42,179,584

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

Item 1.	Financial Statements

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$182,665	$149,760
Accounts receivable:
Billed receivables	415,750	405,000
Unbilled receivables	330,730	280,538
Allowance for doubtful accounts and unbilled services	(199,182)	(185,754)
Accounts receivable, net	547,298	499,784
Current portion of notes receivable	34,418	36,115
Prepaid expenses and other current assets	47,361	55,966
Total current assets	811,742	741,625
Property and equipment, net of accumulated depreciation	68,764	74,760
Goodwill	1,189,602	1,198,298
Other intangible assets, net of amortization	57,568	63,935
Notes receivable, net of current portion	112,095	106,882
Other assets	47,693	43,518
Total assets	$2,287,464	$2,229,018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$94,782	$89,845
Accrued compensation	193,826	227,783
Billings in excess of services provided	36,434	29,449
Total current liabilities	325,042	347,077
Long-term debt, net	495,150	494,772
Deferred income taxes	161,433	139,787
Other liabilities	102,596	99,779
Total liabilities	1,084,221	1,081,415
Commitments and contingent liabilities (note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 42,083 (2016) and 41,234 (2015)	420	412
Additional paid-in capital	418,776	400,705
Retained earnings	912,209	855,481
Accumulated other comprehensive loss	(128,162)	(108,995)
Total stockholders' equity	1,203,243	1,147,603
Total liabilities and stockholders' equity	$2,287,464	$2,229,018

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$460,147	$449,137	$930,432	$881,475
Operating expenses
Direct cost of revenues	303,194	291,469	608,830	570,499
Selling, general and administrative expenses	108,245	109,045	211,854	211,259
Special charges	1,750	—	6,811	—
Acquisition-related contingent consideration	206	(1,538)	1,340	(1,304)
Amortization of other intangible assets	2,590	3,007	5,196	6,019
	415,985	401,983	834,031	786,473
Operating income	44,162	47,154	96,401	95,002
Other income (expense)
Interest income and other	4,125	950	6,682	813
Interest expense	(6,303)	(12,473)	(12,532)	(24,841)
	(2,178)	(11,523)	(5,850)	(24,028)
Income before income tax provision	41,984	35,631	90,551	70,974
Income tax provision	15,437	13,922	33,823	25,579
Net income	$26,547	$21,709	$56,728	$45,395
Earnings per common share — basic	$0.65	$0.53	$1.40	$1.12
Earnings per common share — diluted	$0.64	$0.52	$1.37	$1.09
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(18,809)	$13,298	$(19,167)	$(7,184)
Total other comprehensive (loss) income, net of tax	(18,809)	13,298	(19,167)	(7,184)
Comprehensive income	$7,738	$35,007	$37,561	$38,211

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2015	41,234	$412	$400,705	$855,481	$(108,995)	$1,147,603
Net income	—	—	—	$56,728	—	$56,728
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(19,167)	(19,167)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $946	423	4	12,657	—	—	12,661
Restricted share grants, less net settled shares of 79	511	5	(2,764)	—	—	(2,759)
Stock units issued under incentive compensation plan	—	—	1,842	—	—	1,842
Purchase and retirement of common stock	(85)	(1)	(2,902)	—	—	(2,903)
Share-based compensation	—	—	9,238	—	—	9,238
Balance at June 30, 2016	42,083	$420	$418,776	$912,209	$(128,162)	$1,203,243

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
Operating activities	2016	2015
Net income	$56,728	$45,395
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,049	15,111
Amortization and impairment of other intangible assets	5,196	6,019
Acquisition-related contingent consideration	1,340	(1,304)
Provision for doubtful accounts	4,344	6,571
Non-cash share-based compensation	9,667	10,581
Non-cash interest expense	992	1,343
Other	(639)	(223)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(57,501)	(70,710)
Notes receivable	(4,640)	(6,626)
Prepaid expenses and other assets	(943)	(5,120)
Accounts payable, accrued expenses and other	1,932	(2,435)
Income taxes	29,329	16,458
Accrued compensation	(28,518)	(40,587)
Billings in excess of services provided	7,297	(5,204)
Net cash provided by (used in) operating activities	40,633	(30,731)
Investing activities
Payments for acquisition of businesses, net of cash received	(56)	(576)
Purchases of property and equipment	(11,983)	(17,533)
Other	96	64
Net cash used in investing activities	(11,943)	(18,045)
Financing activities
Payments of debt issue costs	—	(3,090)
Deposits	2,557	2,423
Purchase and retirement of common stock	(2,903)	—
Net issuance of common stock under equity compensation plans	9,353	8,662
Other	(154)	(326)
Net cash provided by financing activities	8,853	7,669
Effect of exchange rate changes on cash and cash equivalents	(4,638)	(2,585)
Net increase (decrease) in cash and cash equivalents	32,905	(43,692)
Cash and cash equivalents, beginning of period	149,760	283,680
Cash and cash equivalents, end of period	$182,665	$239,988
Supplemental cash flow disclosures
Cash paid for interest	$11,242	$23,047
Cash paid for income taxes, net of refunds	4,493	9,121
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	1,842	2,124

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

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted stock using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator—basic and diluted
Net income	$26,547	$21,709	$56,728	$45,395
Denominator
Weighted average number of common shares outstanding — basic	40,820	40,792	40,663	40,607
Effect of dilutive stock options	316	451	223	414
Effect of dilutive restricted shares	463	453	487	508
Weighted average number of common shares outstanding — diluted	41,599	41,696	41,373	41,529
Earnings per common share — basic	$0.65	$0.53	$1.40	$1.12
Earnings per common share — diluted	$0.64	$0.52	$1.37	$1.09
Antidilutive stock options and restricted shares	1,374	1,524	2,016	1,849

3. New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the estimation and recording of expected credit losses on financial assets based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This guidance is effective beginning January 1, 2020.  We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation and income tax consequences, which are intended to simplify various aspects of the accounting for share-based compensation. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective beginning January 1, 2017, although early adoption is permitted. We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

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

4. Special Charges

During the three months ended June 30, 2016, we recorded special charges totaling $1.7 million related to the termination of 19 employees in the health solutions practice of our Forensic and Litigation Consulting (“FLC”) segment. The termination actions resulted from the elimination of certain specialized offerings which no longer support the strategic focus of this practice. The special charges consisted of salary continuance and other contractual employee-related costs, net of the reversal of accelerated expense of a forgivable loan.

During the six months ended June 30, 2016, we recorded special charges of $6.8 million related to the employee terminations in the health solutions practice of our FLC segment as described above, and special charges recorded during the three months ended March 31, 2016 related to employee terminations in our Technology segment.

Activity related to the liability for these costs for the six months ended June 30, 2016 is as follows:

	Employee	Lease
	Termination	Termination
	Costs	Costs	Total
Balance at December 31, 2015	$7,768	$4,045	$11,813
Additions (1)	7,023	—	7,023
Payments	(4,345)	(386)	(4,731)
Foreign currency translation adjustment and other	(3)	—	(3)
Balance at June 30, 2016	$10,443	$3,659	$14,102

(1)	Excludes $0.2 million in net non-cash expense reversals.

A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets. Of the $14.1 million liability for special charges, $4.5 million is expected to be paid during the remainder of 2016, $4.1 million is expected to be paid in 2017, $2.6 million is expected to be paid in 2018, $1.2 million is expected to be paid in 2019 and the remaining balance of $1.7 million is expected to be paid between 2020 and 2026.

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $3.9 million and $4.3 million for the three and six months ended June 30, 2016, respectively, and $3.6 million and $6.6 million for the three and six months ended June 30, 2015, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.5 million and $8.5 million for the three and six months ended June 30, 2016, respectively, and $4.8 million and $10.7 million for the three and six months ended June 30, 2015, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2016 and December 31, 2015, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at June 30, 2016 was $516.5 million compared to a carrying value of $500.0 million. At December 31, 2015, the fair value of our long-term debt was $513.5 million compared to a carrying value of $500.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (“2022 Notes”). The fair value of our borrowings on our $550.0 million senior secured bank revolving credit facility (“Senior Bank Credit Facility”) approximates the carrying amount. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

We estimate the fair value of acquisition-related contingent consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included in “Acquisition-related contingent consideration” on the Condensed Consolidated Statements of Comprehensive Income. There was no remeasurement gain or loss recorded during the three months ended June 30, 2016.  During the six months ended June 30, 2016, we recorded a $1.0 million expense related to the increase in the liability for future expected contingent consideration payments, driven by improved business results in the current period as well as expected results during the remainder of the earn-out period.  During the three and six months ended June 30, 2015, we recorded a $1.7 million gain related to the change in fair value of future contingent consideration payments, of which $1.5 million related to a termination of a contingent consideration arrangement for which no future payments will be made.

8. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2016, are as follows:

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2015
Goodwill	441,548	235,211	269,341	117,888	328,449	1,392,437
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2015	$441,548	$235,211	$269,341	$117,888	$134,310	$1,198,298
Foreign currency translation adjustment and other	435	(2,255)	(565)	(159)	(6,152)	(8,696)
Goodwill	441,983	232,956	268,776	117,729	322,297	1,383,741
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at June 30, 2016	$441,983	$232,956	$268,776	$117,729	$128,158	$1,189,602

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $2.6 million and $5.2 million for the three and six months ended June 30, 2016, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2015 respectively. Based solely on the amortizable intangible assets recorded as of June 30, 2016, we estimate amortization expense to be $5.1 million during the remainder of 2016, $9.4 million in 2017, $7.9 million in 2018, $7.2 million in 2019, $7.1 million in 2020, $6.6 million in 2021 and $8.7 million in years after 2021. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

9. Long-Term Debt

The components of debt obligations are presented in the table below:

	June 30,	December 31,
	2016	2015
6% senior notes due 2022	300,000	300,000
Senior Bank Credit Facility	200,000	200,000
Total debt	500,000	500,000
Less deferred debt issue costs	(4,850)	(5,228)
Long-term debt, net	$495,150	$494,772

There were $200.0 million in borrowings outstanding under the Company’s Senior Bank Credit Facility as of June 30, 2016. The Company has classified these borrowings as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company has the intent and ability, as supported by availability under the credit agreement entered into as of June 26, 2015, to refinance these borrowings for more than one year from the applicable balance sheet date. Additionally, $1.4 million of the borrowing limit was utilized (and, therefore, unavailable) as of June 30, 2016 for letters of credit.

For further information on our 2022 Notes and Senior Bank Credit Facility, see footnote “12. Long-Term Debt” in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

During the three months ended June 30, 2016, we awarded 271,064 restricted stock awards and 11,844 restricted stock units. During the six months ended June 30, 2016, we granted stock options exercisable for up to 118,865 shares, 496,336 restricted stock awards, 64,948 restricted stock units and 83,914 performance stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2016, stock options exercisable for up to 73,832 shares and 14,022 restricted stock awards were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three months ended June 30, 2016 and 2015 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2016	2015	2016	2015
Direct cost of revenues	$2,279	$2,234	$6,127	$6,133
Selling, general and administrative expenses	2,499	2,134	5,208	5,177
Special charges	—	—	105	—
Total share-based compensation expense	$4,778	$4,368	$11,440	$11,310

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

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics, risk mitigation and interim management services, as well as performance improvement services for our health solutions practice clients, as well as interim management services.

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

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA, a non-GAAP measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash.

The table below presents Revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Corporate Finance & Restructuring	$132,142	$109,113	$259,298	$215,325
Forensic and Litigation Consulting	118,193	126,131	237,197	249,396
Economic Consulting	118,006	108,698	248,737	214,779
Technology	41,882	61,826	90,163	116,480
Strategic Communications	49,924	43,369	95,037	85,495
Total revenues	$460,147	$449,137	$930,432	$881,475
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$32,041	$22,032	$63,644	$44,512
Forensic and Litigation Consulting	15,190	19,979	34,998	42,050
Economic Consulting	15,381	15,292	36,700	26,848
Technology	5,035	12,166	12,858	22,239
Strategic Communications	8,440	5,631	14,548	11,383
Total Adjusted Segment EBITDA	$76,087	$75,100	$162,748	$147,032

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Adjusted Segment EBITDA	$76,087	$75,100	$162,748	$147,032
Segment depreciation expense	(7,179)	(6,513)	(14,208)	(13,504)
Amortization of intangible assets	(2,590)	(3,007)	(5,196)	(6,019)
Special charges	(1,750)	—	(6,811)	—
Unallocated corporate expenses, excluding special charges	(20,406)	(20,101)	(39,152)	(34,182)
Interest income and other	4,125	950	6,682	813
Interest expense	(6,303)	(12,473)	(12,532)	(24,841)
Remeasurement of acquisition-related contingent consideration	—	1,675	(980)	1,675
Income before income tax provision	$41,984	$35,631	$90,551	$70,974

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

Condensed Consolidating Balance Sheet Information as of June 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$73,009	$163	$109,493	$—	$182,665
Accounts receivable, net	174,100	176,861	196,337	—	547,298
Intercompany receivables	—	961,704	34,648	(996,352)	—
Other current assets	41,736	19,795	20,248	—	81,779
Total current assets	288,845	1,158,523	360,726	(996,352)	811,742
Property and equipment, net	30,270	13,773	24,721	—	68,764
Goodwill	558,978	416,053	214,571	—	1,189,602
Other intangible assets, net	23,891	14,473	38,610	(19,406)	57,568
Investments in subsidiaries	2,036,140	494,788	—	(2,530,928)	—
Other assets	52,437	69,685	37,666	—	159,788
Total assets	$2,990,561	$2,167,295	$676,294	$(3,546,686)	$2,287,464
Liabilities
Intercompany payables	$966,409	$—	$29,943	$(996,352)	—
Other current liabilities	118,913	107,893	98,236	—	325,042
Total current liabilities	1,085,322	107,893	128,179	(996,352)	325,042
Long-term debt, net	495,150	—	—	—	495,150
Other liabilities	206,846	14,233	42,950	—	264,029
Total liabilities	1,787,318	122,126	171,129	(996,352)	1,084,221
Stockholders' equity	1,203,243	2,045,169	505,165	(2,550,334)	1,203,243
Total liabilities and stockholders' equity	$2,990,561	$2,167,295	$676,294	$(3,546,686)	$2,287,464

Condensed Consolidating Balance Sheet Information as of December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$35,211	$165	$114,384	$—	$149,760
Accounts receivable, net	159,121	169,488	171,175	—	499,784
Intercompany receivables	—	936,452	62,651	(999,103)	—
Other current assets	44,086	25,627	22,368	—	92,081
Total current assets	238,418	1,131,732	370,578	(999,103)	741,625
Property and equipment, net	33,699	13,409	27,652	—	74,760
Goodwill	558,978	416,053	223,267	—	1,198,298
Other intangible assets, net	25,863	15,571	43,542	(21,041)	63,935
Investments in subsidiaries	1,995,409	486,462	—	(2,481,871)	—
Other assets	40,359	72,981	37,060	—	150,400
Total assets	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018
Liabilities
Intercompany payables	$930,066	$8,921	$60,116	$(999,103)	$—
Other current liabilities	135,421	107,188	104,468	—	347,077
Total current liabilities	1,065,487	116,109	164,584	(999,103)	347,077
Long-term debt, net	494,772	—	—	—	494,772
Other liabilities	184,864	12,562	42,140	—	239,566
Total liabilities	1,745,123	128,671	206,724	(999,103)	1,081,415
Stockholders' equity	1,147,603	2,007,537	495,375	(2,502,912)	1,147,603
Total liabilities and stockholders' equity	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$175,278	$146,603	$140,557	$(2,291)	$460,147
Operating expenses
Direct cost of revenues	115,254	99,622	90,556	(2,238)	303,194
Selling, general and administrative expenses	45,983	31,065	31,250	(53)	108,245
Special charges	1,750	—	—	—	1,750
Acquisition-related contingent consideration	—	206	—	—	206
Amortization of other intangible assets	986	540	1,882	(818)	2,590
	163,973	131,433	123,688	(3,109)	415,985
Operating income	11,305	15,170	16,869	818	44,162
Other (expense) income	(6,892)	(1,559)	6,273	—	(2,178)
Income before income tax provision	4,413	13,611	23,142	818	41,984
Income tax provision	3,034	6,865	5,538	—	15,437
Equity in net earnings of subsidiaries	25,168	17,107	—	(42,275)	—
Net income	$26,547	$23,853	$17,604	$(41,457)	$26,547
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(18,809)	—	(18,809)
Total other comprehensive loss, net of tax:	—	—	(18,809)	—	(18,809)
Comprehensive income (loss)	$26,547	$23,853	$(1,205)	$(41,457)	$7,738

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$172,899	$289,431	$125,484	$(138,677)	$449,137
Operating expenses
Direct cost of revenues	106,517	238,186	85,255	(138,489)	291,469
Selling, general and administrative expenses	48,177	30,962	30,094	(188)	109,045
Special charges	—	—	—	—	—
Acquisition-related contingent consideration	(1,485)	(53)	—	—	(1,538)
Amortization of other intangible assets	986	716	2,202	(897)	3,007
	154,195	269,811	117,551	(139,574)	401,983
Operating income	18,704	19,620	7,933	897	47,154
Other (expense) income	(11,709)	(1,053)	1,239	—	(11,523)
Income before income tax provision	6,995	18,567	9,172	897	35,631
Income tax provision	4,124	8,267	1,531	—	13,922
Equity in net earnings of subsidiaries	18,838	6,851	—	(25,689)	—
Net income	$21,709	$17,151	$7,641	$(24,792)	$21,709
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	13,298	—	13,298
Total other comprehensive income, net of tax:	—	—	13,298	—	13,298
Comprehensive income	$21,709	$17,151	$20,939	$(24,792)	$35,007

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$358,272	$309,166	$267,623	$(4,629)	$930,432
Operating expenses
Direct cost of revenues	229,683	208,812	174,871	(4,536)	608,830
Selling, general and administrative expenses	90,650	61,786	59,511	(93)	211,854
Special charges	1,750	4,563	498	—	6,811
Acquisition-related contingent consideration	6	1,334	—	—	1,340
Amortization of other intangible assets	1,972	1,098	3,761	(1,635)	5,196
	324,061	277,593	238,641	(6,264)	834,031
Operating income	34,211	31,573	28,982	1,635	96,401
Other (expense) income	(11,969)	(2,269)	8,388	—	(5,850)
Income before income tax provision	22,242	29,304	37,370	1,635	90,551
Income tax provision	11,183	13,724	8,916	—	33,823
Equity in net earnings of subsidiaries	45,669	26,989	—	(72,658)	—
Net income	$56,728	$42,569	$28,454	$(71,023)	$56,728
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(19,167)	—	(19,167)
Total other comprehensive loss, net of tax:	—	—	(19,167)	—	(19,167)
Comprehensive income	$56,728	$42,569	$9,287	$(71,023)	$37,561

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$342,034	$433,570	$247,336	$(141,465)	$881,475
Operating expenses
Direct cost of revenues	211,580	334,773	165,338	(141,192)	570,499
Selling, general and administrative expenses	91,588	60,839	59,105	(273)	211,259
Special charges	—	—	—	—	—
Acquisition-related contingent consideration	(1,420)	116	—	—	(1,304)
Amortization of other intangible assets	1,972	1,431	4,383	(1,767)	6,019
	303,720	397,159	228,826	(143,232)	786,473
Operating income	38,314	36,411	18,510	1,767	95,002
Other (expense) income	(25,575)	(3,063)	4,610	—	(24,028)
Income before income tax provision	12,739	33,348	23,120	1,767	70,974
Income tax provision	6,687	13,993	4,899	—	25,579
Equity in net earnings of subsidiaries	39,343	16,676	—	(56,019)	—
Net income	$45,395	$36,031	$18,221	$(54,252)	$45,395
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(7,184)	—	(7,184)
Total other comprehensive loss, net of tax:	—	—	(7,184)	—	(7,184)
Comprehensive income	$45,395	$36,031	$11,037	$(54,252)	$38,211

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(3,975)	$42,564	$2,044	$40,633
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(56)	(56)
Purchases of property and equipment and other	(1,533)	(7,821)	(2,629)	(11,983)
Other	96	—	—	96
Net cash used in investing activities	(1,437)	(7,821)	(2,685)	(11,943)
Financing activities
Deposits	—	—	2,557	2,557
Purchase and retirement of common stock	(2,903)	—	—	(2,903)
Net issuance of common stock under equity compensation plans	9,353	—	—	9,353
Other	418	(572)	—	(154)
Intercompany transfers	36,342	(34,173)	(2,169)	—
Net cash provided by (used in) financing activities	43,210	(34,745)	388	8,853
Effects of exchange rate changes on cash and cash equivalents	—	—	(4,638)	(4,638)
Net increase (decrease) in cash and cash equivalents	37,798	(2)	(4,891)	32,905
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$73,009	$163	$109,493	$182,665

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(28,171)	$8,296	$(10,856)	$(30,731)
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(576)	(576)
Purchases of property and equipment and other	(6,000)	(8,887)	(2,646)	(17,533)
Other	25	—	39	64
Net cash used in investing activities	(5,975)	(8,887)	(3,183)	(18,045)
Financing activities
Payments of debt financing fees	(3,090)	—	—	(3,090)
Net issuance of common stock under equity compensation plans	8,662	—	—	8,662
Deposits	—	—	2,423	2,423
Other	(114)	(212)	—	(326)
Intercompany transfers	(10,315)	803	9,512	—
Net cash (used in) provided by financing activities	(4,857)	591	11,935	7,669
Effects of exchange rate changes on cash and cash equivalents	—	—	(2,585)	(2,585)
Net decrease in cash and cash equivalents	(39,003)	—	(4,689)	(43,692)
Cash and cash equivalents, beginning of year	171,090	159	112,431	283,680
Cash and cash equivalents, end of year	$132,087	$159	$107,742	$239,988

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2016 and 2015 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.

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

Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government clients and other interested parties with dispute advisory, investigations, forensic accounting, business intelligence assessments, data analytics, risk mitigation and interim management services, as well as performance improvement services for our health solutions practice clients, as well as interim management services.

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

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed-fee or recurring retainer. These arrangements are generally cancellable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail® software products for use or installation within their own environments. We license certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenue is defined as revenue billed on a per-item, per-page, or some other unit-based method and includes revenue from data processing and hosting, software usage and software licensing. Unit-based revenue includes revenue associated with our proprietary software that is made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenue is charged on a unit or monthly basis and includes, but is not limited to, processing and review related functions. On-premise revenue is comprised of up-front license fees, with recurring support and maintenance. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

When significant, we identify the estimated impact of foreign currency translation driven by our businesses with functional currencies other than the U.S. dollar, on the period-to-period performance results. The estimated impact of foreign currency translation is calculated as (i) the difference between the prior period results multiplied by (ii) the change in average foreign currency exchange rates in the current period and the average foreign currency rates in the prior period.

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to:

•	Total Segment Operating Income (Loss)
•	Adjusted EBITDA
•	Total Adjusted Segment EBITDA
•	Adjusted EBITDA Margin
•	Adjusted Net Income (Loss)
•	Adjusted Earnings per Diluted Share

We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA in order to more fully define the components of the non-GAAP measures in the accompanying analysis of financial information.  As described in Note 12 – Segment Reporting in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA.

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income (loss). We define Total Segment Operating Income (Loss) as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define

Adjusted Segment EBITDA as a segment’s share of consolidated operating income (loss) before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it is a useful supplemental measure which reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted Segment EBITDA Margin as Adjusted Segment EBITDA as a percentage of a segment’s revenues.

We define our non-GAAP measures, Total Adjusted Segment EBITDA as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses and Adjusted EBITDA as consolidated net income (loss) before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We believe that the non-GAAP financial measures, when considered together with our GAAP financial results and GAAP measures, provide management and investors with a more complete understanding of our operating results, including underlying trends, by excluding the effects of remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

We define Adjusted Net Income (Loss) and Adjusted Earnings per Diluted Share (“Adjusted EPS”) as net income (loss) and earnings per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income (Loss) for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total company operating performance on a consistent basis. We believe that this measure, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends, by excluding the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$460,147	$449,137	$930,432	$881,475
Special charges (1)	$1,750	$—	$6,811	$—
Net income	$26,547	$21,709	$56,728	$45,395
Adjusted EBITDA	$56,580	$55,789	$125,437	$114,457
Earnings per common share — diluted	$0.64	$0.52	$1.37	$1.09
Adjusted earnings per common share — diluted	$0.66	$0.50	$1.49	$1.07
Net cash provided by (used in) operating activities	$73,732	$20,602	$40,633	$(30,731)
Total number of employees	4,603	4,536	4,603	4,536

(1)	Excluded from non-GAAP measures.

Second Quarter 2016 Executive Highlights

Revenues

Revenues for the three months ended June 30, 2016 increased $11.0 million, or 2.5%, to $460.1 million, which included a $5.4 million, or 1.2%, estimated negative impact of foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased $16.4 million, or 3.7%.  The increase in revenues was largely due to higher demand in distressed service offerings in North America and Europe, Middle East and Africa (“EMEA”) in our Corporate Finance segment, and higher demand in financial economics and non-M&A antitrust services in our Economics Consulting segment.  These increases were offset by lower demand for M&A related second request and cross-border investigation services in our Technology segment and lower demand in our FLC segment related to our health solutions services.

Special Charges

During the three months ended June 30, 2016, we recorded special charges of $1.7 million related to the termination of 19 employees in the health solutions practice of our FLC segment.  The termination actions resulted from the elimination of certain specialized offerings which no longer support the strategic focus of this practice. The special charges consisted of salary continuance and other contractual employee-related costs, net of the reversal of accelerated expense of a forgivable loan.

Net Income

Net income for the three months ended June 30, 2016 increased $4.8 million, or 22.3%, to $26.5 million compared to $21.7 million for the three months ended June 30, 2015. This increase was driven by lower interest expense due to the debt restructuring completed in the third quarter of 2015, net foreign currency unrealized transaction gains, and lower income tax expense.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2016 increased $0.8 million, or 1.4%, to $56.6 million compared to $55.8 million for the three months ended June 30, 2015.  Adjusted EBITDA was 12.3% of revenues for the three months ended June 30, 2016 compared to 12.4% of revenues for the three months ended June 30, 2015. The increase in Adjusted EBITDA was driven by higher demand for services in our Corporate Finance segment, offset by declines in our Technology and FLC segments.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended June 30, 2016 increased $0.12 to $0.64 compared to $0.52 for the three months ended June 30, 2015. Earnings per diluted share for the three months ended June 30, 2016 were impacted by the results as outlined above.

Adjusted EPS for the three months ended June 30, 2016 increased $0.16 to $0.66 compared to $0.50 for the three months ended June 30, 2015.  Adjusted EPS for the three months ended June 30, 2016 excludes the $0.02 impact of special charges and Adjusted EPS for the three months ended June 30, 2015 excludes the $0.02 remeasurement gain of acquisition-related contingent consideration described above.

Liquidity and Capital Allocation

Cash provided by operating activities for the three months ended June 30, 2016 increased $53.1 million to $73.7 million compared to $20.6 million for the three months ended June 30, 2015. The increase was primarily due to higher cash collections, lower payments for interest expense and other operating expenses, partially offset by increased payments for compensation. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 100 days at June 30, 2016 compared to 104 days at June 30, 2015, reflecting improved collections. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenue for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Financing activities in the three months ended June 30, 2016 included a $7.0 million repayment of borrowings under the Company’s senior secured bank revolving credit facility (“Senior Bank Credit Facility”). On June 2, 2016, our Board of Directors authorized a stock repurchase program under which FTI Consulting may repurchase up to $100.0 million of its outstanding common stock. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board at any time without prior notice.  As of June 30, 2016, we have $100.0 million available under this program to repurchase additional shares.

Headcount

As of June 30, 2016, our total net headcount of 4,603 decreased by 31 from 4,634 as of December 31, 2015.

We increased the number of non-billable employees by 4, from 1,118 as of December 31, 2015 to 1,122 as of June 30, 2016. Net change to billable headcount for the six months ended June 30, 2016 is summarized in the table below.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting (1)	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2015	838	1,131	599	349	599	3,516
Additions (reductions), net	19	1	8	(36)	2	(6)
March 31, 2016	857	1,132	607	313	601	3,510
Additions (reductions), net	(4)	(15)	(3)	(12)	5	(29)
June 30, 2016	853	1,117	604	301	606	3,481
Percentage change in headcount from December 31, 2015	1.8%	-1.2%	0.8%	-13.8%	1.2%	-1.0%
Percentage change in headcount from June 30, 2015	10.1%	-4.4%	9.0%	-17.3%	10.0%	2.0%

(1)There where 83 revenue-generating professionals as of June 30, 2015 related to a business in Latin America that was disposed at the end of 2015.  Excluding these professionals, percentage growth in headcount from June 30, 2015 to June 30, 2016 would have been 2.9%.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$132,142	$109,113	$259,298	$215,325
Forensic and Litigation Consulting	118,193	126,131	237,197	249,396
Economic Consulting	118,006	108,698	248,737	214,779
Technology	41,882	61,826	90,163	116,480
Strategic Communications	49,924	43,369	95,037	85,495
Total revenues	$460,147	$449,137	$930,432	$881,475
Operating income (loss)
Corporate Finance & Restructuring	$30,482	$21,906	$60,558	$42,670
Forensic and Litigation Consulting	11,925	18,476	30,138	38,950
Economic Consulting	14,291	14,282	34,502	24,578
Technology	880	8,465	(300)	14,663
Strategic Communications	6,990	4,126	10,655	8,323
Segment operating income	64,568	67,255	135,553	129,184
Unallocated corporate expenses	(20,406)	(20,101)	(39,152)	(34,182)
Operating income	44,162	47,154	96,401	95,002
Other income (expense)
Interest income and other	4,125	950	6,682	813
Interest expense	(6,303)	(12,473)	(12,532)	(24,841)
Other income (expense)	(2,178)	(11,523)	(5,850)	(24,028)
Income before income tax provision	41,984	35,631	90,551	70,974
Income tax provision	15,437	13,922	33,823	25,579
Net income	$26,547	$21,709	$56,728	$45,395
Earnings per common share — basic	$0.65	$0.53	$1.40	$1.12
Earnings per common share — diluted	$0.64	$0.52	$1.37	$1.09

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	$26,547	$21,709	$56,728	$45,395
Add back:
Income tax provision	15,437	13,922	33,823	25,579
Other income (expense), net	2,178	11,523	5,850	24,028
Depreciation and amortization	8,078	7,303	16,049	15,111
Amortization of other intangible assets	2,590	3,007	5,196	6,019
Special charges	1,750	—	6,811	—
Remeasurement of acquisition-related contingent consideration	—	(1,675)	980	(1,675)
Adjusted EBITDA	$56,580	$55,789	$125,437	$114,457

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$26,547	$21,709	$56,728	$45,395
Add back:
Special charges, net of tax (1)	1,059	—	4,328	—
Remeasurement of acquisition-related contingent consideration, net of tax (2)	—	(1,005)	600	(1,005)
Adjusted net income	$27,606	$20,704	$61,656	$44,390
Earnings per common share — diluted	$0.64	$0.52	$1.37	$1.09
Add back:
Special charges, net of tax (1)	0.02	—	0.10	—
Remeasurement of acquisition-related contingent consideration, net of tax (2)	—	(0.02)	0.02	(0.02)
Adjusted earnings per common share — diluted	$0.66	$0.50	$1.49	$1.07
Weighted average number of common shares outstanding — diluted	41,599	41,696	41,373	41,529

(1)

The tax effect takes into account the tax treatment and related tax rates that apply to each adjustment in the applicable tax jurisdiction. As a result, the effective tax rates for the adjustments related to special charges for the three and six months ended June 30, 2016 were 39.5% and 36.5%, respectively. The tax expense related to the adjustments for special charges for the three and six months ended June 30, 2016 was $0.7 million, or $0.02 impact on Adjusted EPS, and $2.5 million, or $0.06 impact on Adjusted EPS, respectively. There were no special charges for the comparable period in the comparable periods in 2015.

(2)

The tax effect takes into account the tax treatment and related tax rates that apply to each adjustment in the applicable tax jurisdiction. As a result, the effective tax rate for the adjustments related to the remeasurement of acquisition-related contingent consideration for the six months ended June 30, 2016 was 38.8%.  The tax expense related to the adjustment for the remeasurement of acquisition-related contingent consideration for the six months ended June 30, 2016 was $0.4 million or $0.01 impact on Adjusted EPS. The effective tax rate for the adjustments related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2015 was 40.0%.  The tax expense related to the remeasurement of acquisition-related contingent consideration for the three and six months ended June 30, 2015 was $0.7 million, or a $0.02 impact on Adjusted EPS. There were no adjustments related to the remeasurement of acquisition-related contingent consideration in the three months ended June 30, 2016.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses for the three months ended June 30, 2016 increased $0.3 million, or 1.5%, to $20.4 million compared to $20.1 million for the three months ended June 30, 2015. The increase was primarily due to higher costs related to strategic initiatives and increased costs related to our U.S. health and welfare plans, which were partially offset by lower unallocated human resources department costs.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased $3.1 million to income of $4.1 million for the three months ended June 30, 2016 compared to income of $1.0 million for the three months ended June 30, 2015. The increase was primarily due to an increase in net foreign currency unrealized transaction gains, which were $3.0 million for the three months ended June 30, 2016, resulting principally from the weakening of the British pound against the U.S. Dollar and Euro, compared to a $0.3 million loss for the three months ended June 30, 2015. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include both client and current intercompany receivables and payables.

Interest expense

Interest expense for the three months ended June 30, 2016 decreased $6.2 million, or 49.5%, to $6.3 million compared to $12.5 million for the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2016 was favorably impacted by lower average interest rates and borrowings subsequent to the debt restructuring completed in the third quarter of 2015.

Income tax provision

The effective tax rate for the three months ended June 30, 2016 was 36.8% compared to 39.1% for the three months ended June 30, 2015. The decrease in the effective tax rate for the three months ended June 30, 2016 was a result of certain unfavorable discrete tax adjustments recorded in the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses for the six months ended June 30, 2016 increased $5.0 million, or 14.5%, to $39.2 million compared to $34.2 million for the six months ended June 30, 2015. The increase was primarily due to increased costs related to our U.S. health and welfare plan, increased legal costs, increase in executive search fees and increased costs related to strategic initiatives.  These increases were partially offset by lower unallocated human resources support costs in 2016.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased $5.9 million to income of $6.7 million for the six months ended June 30, 2016 compared to income of $0.8 million for the six months ended June 30, 2015. The increase was primarily due to an increase in net foreign currency transaction gains, which were $4.4 million for the six months ended June 30, 2016, resulting principally from the weakening of the British pound against the U.S. Dollar and Euro, compared to a $1.7 million loss for the six months ended June 30, 2015. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include both client and current intercompany receivables and payables.

Interest expense

Interest expense for the six months ended June 30, 2016 decreased $12.3 million, or 49.5%, to $12.5 million compared to $24.8 million for the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2016 was favorably impacted by lower average interest rates and borrowings subsequent to the debt restructuring completed in the third quarter of 2015.

Income tax provision

The effective tax rate for the six months ended June 30, 2016 was 37.4% compared to 36.0% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 was favorably impacted by a $1.4 million discrete item related to the impact of 2015 state tax law changes on our deferred state tax liabilities as of December 31, 2014.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Net Income and Adjusted Segment EBITDA, which is a non-GAAP measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$26,547	$21,709	$56,728	$45,395
Add back:
Income tax provision	15,437	13,922	33,823	25,579
Other income (expense), net	2,178	11,523	5,850	24,028
Unallocated corporate expenses	20,406	20,101	39,152	34,182
Total segment operating income	64,568	67,255	135,553	129,184
Add back:
Segment depreciation expense	7,179	6,513	14,208	13,504
Amortization of other intangible assets	2,590	3,007	5,196	6,019
Segment special charges	1,750	—	6,811	—
Remeasurement of acquisition-related contingent consideration	—	(1,675)	980	(1,675)
Total Adjusted Segment EBITDA	$76,087	$75,100	$162,748	$147,032

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	853	775	853	775
Forensic and Litigation Consulting (1)	1,117	1,169	1,117	1,169
Economic Consulting	604	554	604	554
Technology (2)	301	364	301	364
Strategic Communications	606	551	606	551
Total revenue-generating professionals	3,481	3,413	3,481	3,413
Utilization rates of billable professionals: (3)
Corporate Finance & Restructuring	68%	70%	71%	72%
Forensic and Litigation Consulting	61%	66%	62%	67%
Economic Consulting	71%	71%	75%	72%
Average billable rate per hour: (4)
Corporate Finance & Restructuring	$422	$394	$402	$384
Forensic and Litigation Consulting	$333	$318	$333	$318
Economic Consulting	$526	$530	$529	$515

(1)

There were 83 revenue-generating professionals as of June 30, 2015 related to a business in Latin America that was disposed at the end of 2015.  Excluding these professionals, the total number of revenue-generating professionals of our Forensic and Litigation Consulting segment would have been 1,086 as of June 30, 2015.

(2)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 246 as-needed employees during the three months ended June 30, 2016, as compared to 507 as-needed employees during the three months ended June 30, 2015.

(3)

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, local country standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented utilization rates for our Technology and Strategic Communications segments as most of the revenues of these segments are not generated on an hourly basis.

(4)

For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

 CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$132,142	$109,113	$259,298	$215,325
Percentage change in revenues from prior year	21.1%	4.9%	20.4%	8.7%
Operating expenses:
Direct cost of revenues	80,873	68,068	156,325	132,001
Selling, general and administrative expenses	19,983	19,695	40,806	40,223
Acquisition-related contingent consideration	—	(1,491)	—	(1,438)
Amortization of other intangible assets	804	935	1,609	1,869
	101,660	87,207	198,740	172,655
Segment operating income	30,482	21,906	60,558	42,670
Percentage change in segment operating income from prior year	39.1%	28.3%	41.9%	66.2%
Add back:
Depreciation and amortization of intangible assets	1,559	1,617	3,086	3,333
Special charges	—	—	—	—
Remeasurement of acquisition-related contingent consideration	—	(1,491)	—	(1,491)
Adjusted Segment EBITDA	$32,041	$22,032	$63,644	$44,512
Gross profit (1)	$51,269	$41,045	$102,973	$83,324
Percentage change in gross profit from prior year	24.9%	12.4%	23.6%	25.3%
Gross profit margin (2)	38.8%	37.6%	39.7%	38.7%
Adjusted Segment EBITDA margin	24.2%	20.2%	24.5%	20.7%
Number of revenue-generating professionals (at period end)	853	775	853	775
Percentage change in number of revenue-generating professionals from prior year	10.1%	8.7%	10.1%	8.7%
Utilization rates of billable professionals	68%	70%	71%	72%
Average billable rate per hour	$422	$394	$402	$384

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues increased $23.0 million, or 21.1%, to $132.1 million for the three months ended June 30, 2016, which included a 1.4% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $24.5 million, or 22.5%. This increase was primarily due to higher demand for the segment’s distressed service offerings in North America and higher demand for distressed, tax and transaction advisory services in EMEA.

Gross profit increased $10.2 million, or 24.9%, to $51.3 million for the three months ended June 30, 2016. Gross profit margin increased 1.2 percentage points for the three months ended June 30, 2016. The increase was primarily due to higher realized rates and improved utilization in EMEA, partially offset by lower utilization in North America non-distressed services.

Selling, general and administrative (“SG&A”) expense increased $0.3 million, or to $20.0 million for the three months ended June 30, 2016. SG&A expense was 15.1% of revenue for the three months ended June 30, 2016 compared to 18.1% for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues increased $44.0 million, or 20.4%, to $259.3 million for the six months ended June 30, 2016, which included a 1.6% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $47.5 million, or 22.1%. This increase was primarily due to higher demand for the segment’s distressed service offerings in North America and higher demand for distressed, tax and transaction advisory services in EMEA.

Gross profit increased $19.6 million, or 23.6%, to $103.0 million for the six months ended June 30, 2016. Gross profit margin increased 1.0 percentage points for the six months ended June 30, 2016. The increase was primarily due to improved utilization in EMEA, partially offset by lower utilization in North America.

SG&A expense increased $0.6 million, or 1.4%, to $40.8 million for the six months ended June 30, 2016. SG&A expense was 15.7% of revenue for the six months ended June 30, 2016 compared to 18.7% for the six months ended June 30, 2015. The increase is SG&A expense was due to higher infrastructure charges and recruiting expense to support additional headcount.  These expenses were partially offset by collections of prior period bad debts.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$118,193	$126,131	$237,197	$249,396
Percentage change in revenues from prior year	-6.3%	5.9%	-4.9%	3.7%
Operating expenses:
Direct cost of revenues	81,476	81,721	161,553	160,284
Selling, general and administrative expenses	22,523	25,347	42,715	48,981
Special charges	1,750	—	1,750	—
Acquisition-related contingent consideration	—	6	6	18
Amortization of other intangible assets	519	581	1,035	1,163
	106,268	107,655	207,059	210,446
Segment operating income	11,925	18,476	30,138	38,950
Percentage change in segment operating income from prior year	-35.5%	-11.3%	-22.6%	-15.8%
Add back:
Depreciation and amortization of intangible assets	1,515	1,503	3,110	3,100
Special charges	1,750	—	1,750	—
Adjusted Segment EBITDA	$15,190	$19,979	$34,998	$42,050
Gross profit (1)	$36,717	$44,410	$75,644	$89,112
Percentage change in gross profit from prior year	-17.3%	1.5%	-15.1%	-2.5%
Gross profit margin (2)	31.1%	35.2%	31.9%	35.7%
Adjusted Segment EBITDA margin	12.9%	15.8%	14.8%	16.9%
Number of revenue-generating professionals (at period end)	1,117	1,169	1,117	1,169
Percentage change in number of revenue-generating professionals from prior year	-4.4%	10.4%	-4.4%	10.4%
Utilization rates of billable professionals	61%	66%	62%	67%
Average billable rate per hour	$333	$318	$333	$318

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues decreased $7.9 million, or 6.3%, to $118.2 million for the three months ended June 30, 2016, which included a 1.0% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues decreased by $6.7 million, or 5.3%, largely due to lower demand and success fees in our health solutions practice. These decreases were partially offset by increased demand in our global risk and investigations practice.

Gross profit decreased $7.7 million, or 17.3%, to $36.7 million for the three months ended June 30, 2016. Gross profit margin decreased 4.1 percentage points for the three months ended June 30, 2016. This decrease was primarily due to the lower utilization and lower success fees in our health solutions practice. This was partially offset by higher average realization in our global risk and investigations practice.

SG&A expense decreased $2.8 million, or 11.1%, to $22.5 million for the three months ended June 30, 2016. SG&A expense was 19.1% of revenue for the three months ended June 30, 2016 compared to 20.1% for the three months ended June 30, 2015. The decrease in SG&A expense was a result of higher severance and legal costs in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues decreased $12.2 million, or 4.9%, to $237.2 million for the six months ended June 30, 2016, which included a 1.2% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues decreased by $9.2 million, or 3.7%, due to lower demand and success fees in our health solutions practice and lower demand in our global dispute advisory services practice. These decreases were partially offset by increased demand in our global risk and investigations practice and our global financial and enterprise data analytics practice.

Gross profit decreased $13.5 million, or 15.1%, to $75.6 million for the six months ended June 30, 2016. Gross profit margin decreased 3.8 percentage points for the six months ended June 30, 2016. This decrease was primarily due to a decrease in demand and success fees in our health solution practice, and lower utilization in our global dispute advisory services practice. This decline was partially offset by higher average realization in our global risk and investigations practice and higher utilization in our global financial and enterprise data analytics practice.

SG&A expense decreased $6.3 million, or 12.8%, to $42.7 million for the six months ended June 30, 2016. SG&A expense was 18.0% of revenue for the six months ended June 30, 2016 compared to 19.6% for the six months ended June 30, 2015. The decrease in SG&A expense was a result of higher severance and legal costs in 2015 and lower bad debt expense.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$118,006	$108,698	$248,737	$214,779
Percentage change in revenues from prior year	8.6%	-7.3%	15.8%	-4.1%
Operating expenses:
Direct cost of revenues	85,940	79,434	179,835	159,373
Selling, general and administrative expenses	17,604	14,858	34,030	30,359
Acquisition-related contingent consideration	16	(184)	32	(147)
Amortization of other intangible assets	155	308	338	616
	103,715	94,416	214,235	190,201
Segment operating income	14,291	14,282	34,502	24,578
Percentage change in segment operating income from prior year	0.1%	-15.2%	40.4%	-16.0%
Add back:
Depreciation and amortization of intangible assets	1,090	1,194	2,198	2,454
Remeasurement of acquisition-related contingent consideration	—	(184)	—	(184)
Adjusted Segment EBITDA	$15,381	$15,292	$36,700	$26,848
Gross profit (1)	$32,066	$29,264	$68,902	$55,406
Percentage change in gross profit from prior year	9.6%	-9.6%	24.4%	-9.5%
Gross profit margin (2)	27.2%	26.9%	27.7%	25.8%
Adjusted Segment EBITDA margin	13.0%	14.1%	14.8%	12.5%
Number of revenue-generating professionals (at period end)	604	554	604	554
Percentage change in number of revenue-generating professionals from prior year	9.0%	5.5%	9.0%	5.5%
Utilization rates of billable professionals	71%	71%	75%	72%
Average billable rate per hour	$526	$530	$529	$515

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues increased $9.3 million, or 8.6%, to $118.0 million for the three months ended June 30, 2016, which included a 1.0% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $10.4 million, or 9.6%, primarily due to higher demand for financial economics services in North America and non-M&A antitrust services in North America and EMEA.

Gross profit increased $2.8 million, or 9.6%, to $32.1 million for the three months ended June 30, 2016. Gross profit margin increased 0.3 percentage points for the three months ended June 30, 2016. This increase was primarily due to higher utilization in North America and higher average realization in EMEA, partially offset by lower utilization in EMEA

SG&A expense increased $2.7 million, or 18.5%, to $17.6 million for the three months ended June 30, 2016. SG&A expense was 14.9% of revenue for the three months ended June 30, 2016 compared to 13.7% for the three months ended June 30, 2015. The increase in SG&A expense was primarily due to higher bad debt expense and overhead support costs.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues increased $34.0 million, or 15.8%, to $248.7 million for the six months ended June 30, 2016, which included a 1.1% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $36.3 million, or 16.9%, primarily due to higher demand for our financial economics services in North America and M&A related antitrust services in North America and EMEA.

Gross profit increased $13.5 million, or 24.4%, to $68.9 million for the six months ended June 30, 2016. Gross profit margin increased 1.9 percentage points for the six months ended June 30, 2016. This increase was primarily due to by higher utilization in North America and higher average realization in EMEA.

SG&A expense increased $3.7 million, or 12.1%, to $34.0 million for the six months ended June 30, 2016. SG&A expense was 13.7% of revenue for the six months ended June 30, 2016 compared to 14.1% for the six months ended June 30, 2015. The increase in SG&A expense was driven primarily due to higher outside services, overhead support costs and compensation.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues	$41,882	$61,826	$90,163	$116,480
Percentage change in revenues from prior year	-32.3%	1.8%	-22.6%	-3.6%
Operating expenses:
Direct cost of revenues	24,632	34,871	52,860	65,103
Selling, general and administrative expenses	16,211	18,297	32,225	36,323
Special charges	—	—	5,061	—
Amortization of other intangible assets	159	193	317	391
	41,002	53,361	90,463	101,817
Segment operating loss (income)	880	8,465	(300)	14,663
Percentage change in segment operating income from prior year	-89.6%	-22.4%	-102.0%	-38.8%
Add back:
Depreciation and amortization of intangible assets	4,155	3,701	8,097	7,576
Special charges	—	—	5,061	—
Adjusted Segment EBITDA	$5,035	$12,166	$12,858	$22,239
Gross profit (1)	$17,250	$26,955	$37,303	$51,377
Percentage change in gross profit from prior year	-36.0%	-2.9%	-27.4%	-10.1%
Gross profit margin (2)	41.2%	43.6%	41.4%	44.1%
Adjusted Segment EBITDA margin	12.0%	19.7%	14.3%	19.1%
Number of revenue-generating professionals (at period end) (3)	301	364	301	364
Percentage change in number of revenue-generating professionals from prior year	-17.3%	11.0%	-17.3%	11.0%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues
(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues decreased $19.9 million, or 32.3%, to $41.9 million for the three months ended June 30, 2016. This decrease was largely due to a decrease in M&A related second request activity and reduced demand for cross-border investigations.

Gross profit decreased $9.7 million, or 36.0%, to $17.3 million for the three months ended June 30, 2016. Gross profit margin decreased 2.4 percentage points for the three months ended June 30, 2016. The decrease was primarily due to lower demand for managed review services and lower realized pricing for consulting based on our mix of clients.

SG&A expense decreased $2.1 million, or 11.4%, to $16.2 million for the three months ended June 30, 2016. SG&A expense was 38.7% of revenue for the three months ended June 30, 2016 compared to 29.6% for the three months ended June 30, 2015. The decrease in SG&A expense was due to lower compensation as a result of headcount reduction and lower occupancy costs. Research and development expense related to software development was $4.5 million for the three months ended June 30, 2016 compared to $4.9 million for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues decreased $26.3 million, or 22.6%, to $90.2 million for the six months ended June 30, 2016, which included a 1.0% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues decreased by $25.2 million, or 21.6%, largely due to reduced demand for cross-border investigations and decrease in M&A related second request activity.

Gross profit decreased $14.1 million, or 27.4%, to $37.3 million for the six months ended June 30, 2016. Gross profit margin decreased 2.7 percentage points for the six months ended June 30, 2016. The decrease in gross profit margin was due to lower demand for managed review services and lower realized pricing and utilization in consulting services.

SG&A expense decreased $4.1 million, or 11.3%, to $32.2 million for the six months ended June 30, 2016. SG&A expense was 35.7% of revenue for the six months ended June 30, 2016 compared to 31.2% for the six months ended June 30, 2015. The decrease in SG&A expense was due to lower compensation as a result of headcount reduction and lower occupancy costs, partially offset by higher bad debt expense. Research and development expense related to software development was $8.6 million for the six months ended June 30, 2016 compared to $10.7 million for the six months ended June 30, 2015.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues	$49,924	$43,369	$95,037	$85,495
Percentage change in revenues from prior year	15.1%	-18.6%	11.2%	-11.4%
Operating expenses:
Direct cost of revenues	30,273	27,375	58,257	53,738
Selling, general and administrative expenses	11,518	10,747	22,926	21,191
Remeasurement of acquisition-related contingent consideration	—	—	980	—
Acquisition-related contingent consideration	190	131	322	263
Amortization of other intangible assets	953	990	1,897	1,980
	42,934	39,243	84,382	77,172
Segment operating income	6,990	4,126	10,655	8,323
Percentage change in segment operating income from prior year	69.4%	2.4%	28.0%	65.3%
Add back:
Depreciation and amortization of intangible assets	1,450	1,505	2,913	3,060
Special charges
Remeasurement of acquisition-related contingent consideration	—	—	980
Adjusted Segment EBITDA	$8,440	$5,631	$14,548	$11,383
Gross profit (1)	$19,651	$15,994	$36,780	$31,757
Percentage change in gross profit from prior year	22.9%	-12.9%	15.8%	-5.9%
Gross profit margin (2)	39.4%	36.9%	38.7%	37.1%
Adjusted Segment EBITDA margin	16.9%	13.0%	15.3%	13.3%
Number of revenue-generating professionals (at period end)	606	551	606	551
Percentage change in number of revenue-generating professionals from prior year	10.0%	-2.7%	10.0%	-2.7%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues increased $6.6 million, or 15.1%, to $49.9 million for the three months ended June 30, 2016, which included a 2.5% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $7.6 million, or 17.6%, primarily due to increased project-based revenues in North America and EMEA, predominantly in financial communications and public affairs-related engagements.

Gross profit increased $3.7 million, or 22.9%, to $19.7 million for the three months ended June 30, 2016. Gross profit margin increased 2.5 percentage points for the three months ended June 30, 2016. The increase was primarily due to the mix of higher margin large project engagements with improved utilization across North America.

SG&A expense increased $0.8 million, or 7.2%, to $11.5 million for the three months ended June 30, 2016. SG&A expense was 23.1% of revenue for the three months ended June 30, 2016 compared to 24.8% for the three months ended June 30, 2015. The increase in SG&A expense was primarily due to higher overhead support costs, partially offset by a positive impact from foreign currency translation.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues increased $9.5 million, or 11.2%, to $95.0 million for the six months ended June 30, 2016, which included a 2.9% estimated negative impact from foreign currency translation. Excluding the estimated impact of foreign currency translation, revenues increased by $12.0 million, or 14.1%, primarily due to increased project-based revenues in North America and EMEA, predominantly in public affairs and financial communications-related engagements, and increased pass-through income.

Gross profit increased $5.0 million, or 15.8%, to $36.8 million for the six months ended June 30, 2016. Gross profit margin increased 1.6 percentage points for the six months ended June 30, 2016. The increase was primarily due to the mix of higher margin large project engagements with improved utilization across North America, partially offset by a higher proportion of revenues from lower margin pass-through income.

SG&A expense increased $1.7 million, or 8.2%, to $22.9 million for the six months ended June 30, 2016. SG&A expense was 24.1% of revenue for the six months ended June 30, 2016 compared to 24.8% for the six months ended June 30, 2015. The increase in SG&A expense was primarily due to higher infrastructure charges, compensation and bad debt expense.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

See “Note 3 – New Accounting Standards” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
Cash flows	2016	2015
	(dollars in thousands)
Net cash provided by (used in) operating activities	$40,633	$(30,731)
Net cash used in investing activities	$(11,943)	$(18,045)
Net cash provided by financing activities	$8,853	$7,669
DSO	100	104

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

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cash provided by operating activities for the six months ended June 30, 2016 was $40.6 million as compared to net cash used in operating activities of $30.7 million for the six months ended June 30, 2015. The increase was primarily due to higher cash collections and lower payments for interest expense and other operating expenses, which were partially offset by increased payments for compensation. DSO was 100 days at June 30, 2016 compared to 104 days at June 30, 2015, reflecting improved collections.

Net cash used in investing activities for the six months ended June 30, 2016 was $11.9 million compared to net cash used in investing activities of $18.0 million for the six months ended June 30, 2015. Capital expenditures were $12.0 million for the six months ended June 30, 2016 compared to $17.5 million for the six months ended June 30, 2015.

Net cash provided by financing activities for the six months ended June 30, 2016 was $8.9 million compared to $7.7 million for the six months ended June 30, 2015. Cash provided by financing activities in the six months ended June 30, 2016 included $9.4 million in cash received from the issuance of common stock under our equity compensation plan, the receipt of $2.6 million of refundable deposits related to one of our foreign entities and payments of $2.9 million to settle repurchases of our common stock.  Our financing activities for the six months ended June 30, 2015 included $8.7 million in cash received from the issuance of common stock under our equity compensation plan, the receipt of $2.4 million of refundable deposits related to one of our foreign entities and the payment of $3.1 million in debt financing fees related to the Senior Bank Credit Facility.

Capital Resources

As of June 30, 2016, our capital resources included $182.7 million of cash and cash equivalents and available borrowing capacity of $348.6 million under our five-year $550.0 million Senior Bank Credit Facility. As of June 30, 2016, we had $200.0 million of borrowing outstanding under our Senior Bank Credit Facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

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

For the full fiscal year ending December 31, 2016, we anticipate aggregate capital expenditures will range between $35 million and $45 million to support our organization, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete future acquisitions.

Contingent consideration obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets and remeasured to fair value at each subsequent reporting date with an offset to current period earnings. During the six months ended June 30, 2016, we recorded a $1.0 million expense related to the increase in the liability for future expected contingent consideration payments, driven by improved business results in the first quarter as well as expected results during the remainder of the earn-out period. The fair value of future expected contingent purchase price obligations for these business combinations was $5.0 million at June 30, 2016, with payment dates extending through 2018. For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our cash needs from normal operations for at least the next twelve months.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital expenditures, expectations, plans or intentions relating to acquisitions and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q are set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities.

None

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2016.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(4)
	(in thousands, except per share data)
April 1 through April 30, 2016	1	(1)	$35.64	—	$—
May 1 through May 31, 2016	2	(2)	$40.76	—	$—
June 1 through June 30, 2016	7	(3)	$42.16	—	$100,000
Total	10			—

(1)	Represents 277 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	Represents 2,102 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)	Represents 6,665 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)

On June 2, 2016, our Board of Directors authorized a stock repurchase program for up to $100.0 million of our outstanding common stock (the “Repurchase Program”). No shares of common stock were repurchased under the Repurchase Program during the quarter ended June 30, 2016.

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

3.3

Bylaws of FTI Consulting, Inc., as amended and restated, adopted on June 1, 2011. (Filed with the SEC on June 2, 2011 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 1, 2011 and incorporated herein by reference.)

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

10.1*

FTI Consulting, Inc. Incentive Compensation Plan (Filed as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 20, 2016 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101

The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Filed herewith
*	Management contract or compensatory plan or arrangement.
**

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

Date: July 28, 2016

FTI CONSULTING, INC.

By:	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer and Interim Chief Financial Officer
(principal financial officer and principal accounting officer)