Form 10-Q
period 2016-09-30
FTI CONSULTING INC
filed 2016-10-27
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2016
Common stock, par value $0.01 per share	42,376,005

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$225,184	$149,760
Accounts receivable:
Billed receivables	416,960	405,000
Unbilled receivables	326,297	280,538
Allowance for doubtful accounts and unbilled services	(195,669)	(185,754)
Accounts receivable, net	547,588	499,784
Current portion of notes receivable	32,490	36,115
Prepaid expenses and other current assets	58,804	55,966
Total current assets	864,066	741,625
Property and equipment, net of accumulated depreciation	66,422	74,760
Goodwill	1,188,230	1,198,298
Other intangible assets, net of amortization	54,493	63,935
Notes receivable, net of current portion	112,364	106,882
Other assets	56,043	43,518
Total assets	$2,341,618	$2,229,018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$97,144	$89,845
Accrued compensation	229,611	227,783
Billings in excess of services provided	38,774	29,449
Total current liabilities	365,529	347,077
Long-term debt, net	470,339	494,772
Deferred income taxes	170,768	139,787
Other liabilities	103,397	99,779
Total liabilities	1,110,033	1,081,415
Commitments and contingent liabilities (note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 42,367 (2016) and 41,234 (2015)	423	412
Additional paid-in capital	429,902	400,705
Retained earnings	933,900	855,481
Accumulated other comprehensive loss	(132,640)	(108,995)
Total stockholders' equity	1,231,585	1,147,603
Total liabilities and stockholders' equity	$2,341,618	$2,229,018

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$438,042	$455,470	$1,368,474	$1,336,945
Operating expenses
Direct cost of revenues	293,702	301,609	902,532	872,108
Selling, general and administrative expenses	106,220	105,058	318,074	316,317
Special charges	—	—	6,811	—
Acquisition-related contingent consideration	201	159	1,541	(1,145)
Amortization of other intangible assets	2,845	2,900	8,041	8,919
	402,968	409,726	1,236,999	1,196,199
Operating income	35,074	45,744	131,475	140,746
Other income (expense)
Interest income and other	3,213	2,027	9,895	2,840
Interest expense	(6,304)	(11,696)	(18,836)	(36,537)
Loss on early extinguishment of debt	—	(19,589)	—	(19,589)
	(3,091)	(29,258)	(8,941)	(53,286)
Income before income tax provision	31,983	16,486	122,534	87,460
Income tax provision	10,292	6,177	44,115	31,756
Net income	$21,691	$10,309	$78,419	$55,704
Earnings per common share — basic	$0.53	$0.25	$1.92	$1.37
Earnings per common share — diluted	$0.52	$0.25	$1.88	$1.34
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(4,478)	$(17,229)	$(23,645)	$(24,412)
Total other comprehensive loss, net of tax	(4,478)	(17,229)	(23,645)	(24,412)
Comprehensive income (loss)	$17,213	$(6,920)	$54,774	$31,292

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2015	41,234	$412	$400,705	$855,481	$(108,995)	$1,147,603
Net income	—	—	—	$78,419	—	$78,419
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(23,645)	(23,645)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $1,145	693	7	21,472	—	—	21,479
Restricted share grants, less net settled shares of 106	525	5	(3,953)	—	—	(3,948)
Stock units issued under incentive compensation plan	—	—	1,842	—	—	1,842
Purchase and retirement of common stock	(85)	(1)	(2,902)	—	—	(2,903)
Share-based compensation	—	—	12,738	—	—	12,738
Balance at September 30, 2016	42,367	$423	$429,902	$933,900	$(132,640)	$1,231,585

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
Operating activities	2016	2015
Net income	$78,419	$55,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,359	22,569
Amortization and impairment of other intangible assets	8,041	8,919
Acquisition-related contingent consideration	1,541	(1,145)
Provision for doubtful accounts	5,903	10,364
Non-cash share-based compensation	13,381	14,356
Non-cash interest expense	1,489	2,029
Loss on early extinguishment of debt	—	19,589
Other	(1,159)	(674)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(67,318)	(84,411)
Notes receivable	(3,674)	(334)
Prepaid expenses and other assets	(3,575)	(4,396)
Accounts payable, accrued expenses and other	10,900	10,158
Income taxes	28,204	15,371
Accrued compensation	4,486	(19,518)
Billings in excess of services provided	9,578	(5,278)
Net cash provided by operating activities	111,575	43,303
Investing activities
Payments for acquisition of businesses, net of cash received	(56)	(575)
Purchases of property and equipment	(22,855)	(24,674)
Other	74	94
Net cash used in investing activities	(22,837)	(25,155)
Financing activities
Borrowings (repayments) under revolving line of credit, net	(25,000)	220,000
Payments of long-term debt	—	(425,671)
Payments of debt issue costs	—	(3,701)
Deposits	2,806	2,406
Purchase and retirement of common stock	(2,903)	—
Net issuance of common stock under equity compensation plans	18,394	13,931
Other	357	124
Net cash used in financing activities	(6,346)	(192,911)
Effect of exchange rate changes on cash and cash equivalents	(6,968)	(3,943)
Net increase (decrease) in cash and cash equivalents	75,424	(178,706)
Cash and cash equivalents, beginning of period	149,760	283,680
Cash and cash equivalents, end of period	$225,184	$104,974
Supplemental cash flow disclosures
Cash paid for interest	$12,590	$37,031
Cash paid for income taxes, net of refunds	15,909	16,386
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	1,842	2,124

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator—basic and diluted
Net income	$21,691	$10,309	$78,419	$55,704
Denominator
Weighted average number of common shares outstanding — basic	41,239	41,094	40,856	40,771
Effect of dilutive stock options	350	426	266	418
Effect of dilutive restricted shares	476	462	483	493
Weighted average number of common shares outstanding — diluted	42,065	41,982	41,605	41,682
Earnings per common share — basic	$0.53	$0.25	$1.92	$1.37
Earnings per common share — diluted	$0.52	$0.25	$1.88	$1.34
Antidilutive stock options and restricted shares	753	1,360	1,595	1,685

3. New Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. This standard is effective January 1, 2018, although early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation and income tax consequences, which are intended to simplify various aspects of the accounting for share-based compensation. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective beginning January 1, 2017, although early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

4. Special Charges

There were no special charges recorded during the three months ended September 30, 2016.

During the nine months ended September 30, 2016, we recorded special charges of $6.8 million related to the employee terminations in the health solutions practice of our Forensic and Litigation Consulting segment and employee terminations in our Technology segment.

Activity related to the liability for special charges recorded prior to 2016 and for the nine months ended September 30, 2016 is as follows:

	Employee	Lease
	Termination	Termination
	Costs	Costs	Total
Balance at December 31, 2015	$7,768	$4,045	$11,813
Additions (1)	7,023	—	7,023
Payments	(6,799)	(663)	(7,462)
Foreign currency translation adjustment and other	(3)	148	145
Balance at September 30, 2016	$7,989	$3,530	$11,519

(1)	Excludes $0.2 million in net non-cash expense reversals.

A liability for the current and noncurrent portions of the amounts to be paid is included in “Accounts payable, accrued expenses and other” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets. Of the $11.5 million liability for special charges, $1.9 million is expected to be paid during the remainder of 2016, $4.1 million is expected to be paid in 2017, $2.6 million is expected to be paid in 2018, $1.2 million is expected to be paid in 2019 and the remaining balance of $1.7 million is expected to be paid between 2020 and 2026.

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenue when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $1.6 million and $5.9 million for the three and nine months ended September 30, 2016, respectively, and $3.8 million and $10.4 million for the three and nine months ended September 30, 2015, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.5 million and $13.0 million for the three and nine months ended September 30, 2016, respectively, and $4.0 million and $14.7 million for the three and nine months ended September 30, 2015, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2016 and December 31, 2015, based on the short-term nature of the assets and liabilities. The fair value of our long-term debt at September 30, 2016 was $490.8 million compared to a carrying value of $475.0 million. At December 31, 2015, the fair value of our long-term debt was $513.5 million compared to a carrying value of $500.0 million. We determine the fair value of our 6% Senior Notes Due 2022 (“2022 Notes”) primarily based on quoted market prices. The fair value of our borrowings on our $550.0 million senior secured bank revolving credit facility (“Senior Bank Credit Facility”) approximates the carrying amount. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

We estimate the fair value of acquisition-related contingent consideration based on the present value of the consideration expected to be paid during the remainder of the earn-out period, based on management’s assessment of the acquired operations’ forecasted earnings. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of future expected acquisition-related contingent consideration obligations was $5.2 million at September 30, 2016, with payment dates extending through 2018.

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

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included in “Acquisition-related contingent consideration” on the Condensed Consolidated Statements of Comprehensive Income. There was no remeasurement gain or loss recorded during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, we recorded a $1.0 million expense related to the increase in the liability for future expected contingent consideration payments, driven by improved business results in the current period as well as expected results during the remainder of the earn-out period.  No remeasurement gain or loss was recorded for the three months ended September 30, 2015. During the nine months ended September 30, 2015, we recorded a $1.7 million gain related to the change in fair value of future contingent consideration payments, of which $1.5 million related to a termination of a contingent consideration arrangement for which no future payments will be made.

8. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2016 are as follows:

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2015
Goodwill	$441,548	$235,211	$269,341	$117,888	$328,449	$1,392,437
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2015	441,548	235,211	269,341	117,888	134,310	1,198,298
Foreign currency translation adjustment and other	1,203	(2,850)	(700)	(202)	(7,519)	(10,068)
Goodwill	442,751	232,361	268,641	117,686	320,930	1,382,369
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at September 30, 2016	$442,751	$232,361	$268,641	$117,686	$126,791	$1,188,230

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. For intangible assets with finite lives, we recorded amortization expense of $2.8 million and $8.0 million for the three and nine months ended September 30, 2016, respectively, and $2.9 million and $8.9 million for the three and nine months ended September 30, 2015 respectively. Based solely on the amortizable intangible assets recorded as of September 30, 2016, we estimate amortization expense to be $2.5 million during the remainder of 2016, $9.4 million in 2017, $7.8 million in 2018, $7.2 million in 2019, $7.0 million in 2020, $6.5 million in 2021 and $8.5 million in years after 2021. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, finalization of asset valuations for newly acquired assets, changes in useful lives, changes in value due to foreign currency translation, and other factors.

9. Long-Term Debt

The components of debt obligations are presented in the table below:

	September 30,	December 31,
	2016	2015
2022 Notes	$300,000	$300,000
Senior Bank Credit Facility	175,000	200,000
Total debt	475,000	500,000
Less deferred debt issue costs	(4,661)	(5,228)
Long-term debt, net	$470,339	$494,772

There were $175.0 million in borrowings outstanding under the Company’s Senior Bank Credit Facility as of September 30, 2016. The Company has classified these borrowings as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company has the intent and ability, as supported by availability under the credit agreement entered into as of June 26, 2015 which expires on June 26, 2020, to refinance these borrowings for more than one year from the applicable balance sheet date. Additionally, $1.4 million of the borrowing limit was utilized for letters of credit (and, therefore, unavailable) as of September 30, 2016.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

During the three months ended September 30, 2016, we awarded 19,053 shares of restricted stock. During the nine months ended September 30, 2016, we granted stock options exercisable for up to 118,865 shares, and awarded 515,389 shares of restricted stock, 64,948 restricted stock units and 83,914 performance stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2016, stock options exercisable for up to 1,084 shares and 8,277 shares of restricted stock were forfeited prior to compliance with the applicable vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2016 and 2015 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2016	2015	2016	2015
Direct cost of revenues	$2,243	$2,263	$8,370	$8,396
Selling, general and administrative expenses	2,617	2,308	7,825	7,484
Special charges	—	—	105	—
Total share-based compensation expense	$4,860	$4,571	$16,300	$15,880

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

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA, a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash.

The table below presents Revenues, Adjusted Segment EBITDA and Total Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Corporate Finance & Restructuring	$110,617	$113,487	$369,915	$328,812
Forensic and Litigation Consulting	115,045	116,158	352,242	365,554
Economic Consulting	122,480	114,541	371,217	329,320
Technology	44,072	55,568	134,235	172,048
Strategic Communications	45,828	55,716	140,865	141,211
Total revenues	$438,042	$455,470	$1,368,474	$1,336,945
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$17,762	$26,662	$81,406	$71,174
Forensic and Litigation Consulting	16,554	13,406	51,552	55,456
Economic Consulting	18,354	16,654	55,054	43,502
Technology	7,398	10,813	20,256	33,052
Strategic Communications	7,509	8,717	22,057	20,100
Total Adjusted Segment EBITDA	$67,577	$76,252	$230,325	$223,284

The table below reconciles Total Adjusted Segment EBITDA to income before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Adjusted Segment EBITDA	$67,577	$76,252	$230,325	$223,284
Segment depreciation expense	(7,920)	(6,733)	(22,128)	(20,237)
Amortization of intangible assets	(2,845)	(2,900)	(8,041)	(8,919)
Special charges	—	—	(6,811)	—
Unallocated corporate expenses, excluding special charges	(21,738)	(20,875)	(60,890)	(55,057)
Interest income and other	3,213	2,027	9,895	2,840
Interest expense	(6,304)	(11,696)	(18,836)	(36,537)
Loss on early extinguishment of debt	—	(19,589)	—	(19,589)
Remeasurement of acquisition-related contingent consideration	—	—	(980)	1,675
Income before income tax provision	$31,983	$16,486	$122,534	$87,460

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

Condensed Consolidating Balance Sheet Information as of September 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$86,467	$161	$138,556	$—	$225,184
Accounts receivable, net	180,723	177,972	188,893	—	547,588
Intercompany receivables	—	981,561	29,452	(1,011,013)	—
Other current assets	44,938	24,953	21,403	—	91,294
Total current assets	312,128	1,184,647	378,304	(1,011,013)	864,066
Property and equipment, net	28,112	14,358	23,952	—	66,422
Goodwill	558,978	416,053	213,199	—	1,188,230
Other intangible assets, net	22,905	13,932	36,556	(18,900)	54,493
Investments in subsidiaries	2,060,592	502,698	—	(2,563,290)	—
Other assets	46,734	72,451	49,222	—	168,407
Total assets	$3,029,449	$2,204,139	$701,233	$(3,593,203)	$2,341,618
Liabilities
Intercompany payables	$975,871	$—	$35,142	$(1,011,013)	—
Other current liabilities	141,881	118,292	105,356	—	365,529
Total current liabilities	1,117,752	118,292	140,498	(1,011,013)	365,529
Long-term debt, net	470,339	—	—	—	470,339
Other liabilities	209,773	15,131	49,261	—	274,165
Total liabilities	1,797,864	133,423	189,759	(1,011,013)	1,110,033
Stockholders' equity	1,231,585	2,070,716	511,474	(2,582,190)	1,231,585
Total liabilities and stockholders' equity	$3,029,449	$2,204,139	$701,233	$(3,593,203)	$2,341,618

Condensed Consolidating Balance Sheet Information as of December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$35,211	$165	$114,384	$—	$149,760
Accounts receivable, net	159,121	169,488	171,175	—	499,784
Intercompany receivables	—	936,452	62,651	(999,103)	—
Other current assets	44,086	25,627	22,368	—	92,081
Total current assets	238,418	1,131,732	370,578	(999,103)	741,625
Property and equipment, net	33,699	13,409	27,652	—	74,760
Goodwill	558,978	416,053	223,267	—	1,198,298
Other intangible assets, net	25,863	15,571	43,542	(21,041)	63,935
Investments in subsidiaries	1,995,409	486,462	—	(2,481,871)	—
Other assets	40,359	72,981	37,060	—	150,400
Total assets	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018
Liabilities
Intercompany payables	$930,066	$8,921	$60,116	$(999,103)	$—
Other current liabilities	135,421	107,188	104,468	—	347,077
Total current liabilities	1,065,487	116,109	164,584	(999,103)	347,077
Long-term debt, net	494,772	—	—	—	494,772
Other liabilities	184,864	12,562	42,140	—	239,566
Total liabilities	1,745,123	128,671	206,724	(999,103)	1,081,415
Stockholders' equity	1,147,603	2,007,537	495,375	(2,502,912)	1,147,603
Total liabilities and stockholders' equity	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$159,431	$153,986	$126,995	$(2,370)	$438,042
Operating expenses
Direct cost of revenues	107,579	104,109	84,313	(2,299)	293,702
Selling, general and administrative expenses	47,388	30,704	28,199	(71)	106,220
Special charges	—	—	—	—	—
Acquisition-related contingent consideration	—	201	—	—	201
Amortization of other intangible assets	986	541	1,823	(505)	2,845
	155,953	135,555	114,335	(2,875)	402,968
Operating income	3,478	18,431	12,660	505	35,074
Other (expense) income	(6,913)	(794)	4,616	—	(3,091)
Income (loss) before income tax provision	(3,435)	17,637	17,276	505	31,983
Income tax provision	(1,402)	8,194	3,500	—	10,292
Equity in net earnings of subsidiaries	23,724	11,878	—	(35,602)	—
Net income	$21,691	$21,321	$13,776	$(35,097)	$21,691
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(4,478)	—	(4,478)
Total other comprehensive loss, net of tax:	—	—	(4,478)	—	(4,478)
Comprehensive income	$21,691	$21,321	$9,298	$(35,097)	$17,213

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended September 30, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$166,290	$168,307	$124,288	$(3,415)	$455,470
Operating expenses
Direct cost of revenues	106,366	113,660	84,939	(3,356)	301,609
Selling, general and administrative expenses	45,973	30,449	28,695	(59)	105,058
Acquisition-related contingent consideration	6	153	—	—	159
Amortization of other intangible assets	986	715	2,085	(886)	2,900
	153,331	144,977	115,719	(4,301)	409,726
Operating income	12,959	23,330	8,569	886	45,744
Other (expense) income	(32,412)	(735)	3,889	—	(29,258)
Income (loss) before income tax provision	(19,453)	22,595	12,458	886	16,486
Income tax provision	(6,663)	9,481	3,359	—	6,177
Equity in net earnings of subsidiaries	23,099	7,899	—	(30,998)	—
Net income	$10,309	$21,013	$9,099	$(30,112)	$10,309
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	—	(17,229)	(17,229)
Total other comprehensive income, net of tax:	—	—	—	(17,229)	(17,229)
Comprehensive income (loss)	$10,309	$21,013	$9,099	$(47,341)	$(6,920)

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$517,703	$463,152	$394,618	$(6,999)	$1,368,474
Operating expenses
Direct cost of revenues	337,262	312,921	259,184	(6,835)	902,532
Selling, general and administrative expenses	138,038	92,490	87,710	(164)	318,074
Special charges	1,750	4,563	498	—	6,811
Acquisition-related contingent consideration	6	1,535	—	—	1,541
Amortization of other intangible assets	2,958	1,639	5,584	(2,140)	8,041
	480,014	413,148	352,976	(9,139)	1,236,999
Operating income	37,689	50,004	41,642	2,140	131,475
Other (expense) income	(18,882)	(3,063)	13,004	—	(8,941)
Income before income tax provision	18,807	46,941	54,646	2,140	122,534
Income tax provision	9,781	21,918	12,416	—	44,115
Equity in net earnings of subsidiaries	69,393	38,867	—	(108,260)	—
Net income	$78,419	$63,890	$42,230	$(106,120)	$78,419
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	(23,645)	—	(23,645)
Total other comprehensive loss, net of tax:	—	—	(23,645)	—	(23,645)
Comprehensive income	$78,419	$63,890	$18,585	$(106,120)	$54,774

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$508,324	$601,877	$371,624	$(144,880)	$1,336,945
Operating expenses
Direct cost of revenues	317,946	448,433	250,277	(144,548)	872,108
Selling, general and administrative expenses	137,561	91,288	87,800	(332)	316,317
Acquisition-related contingent consideration	(1,414)	269	—	—	(1,145)
Amortization of other intangible assets	2,958	2,146	6,468	(2,653)	8,919
	457,051	542,136	344,545	(147,533)	1,196,199
Operating income	51,273	59,741	27,079	2,653	140,746
Other (expense) income	(57,987)	(3,798)	8,499	—	(53,286)
Income (loss) before income tax provision	(6,714)	55,943	35,578	2,653	87,460
Income tax provision	24	23,474	8,258	—	31,756
Equity in net earnings of subsidiaries	62,442	24,575	—	(87,017)	—
Net income	$55,704	$57,044	$27,320	$(84,364)	$55,704
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	—	(24,412)	(24,412)
Total other comprehensive loss, net of tax:	—	—	—	(24,412)	(24,412)
Comprehensive income	$55,704	$57,044	$27,320	$(108,776)	$31,292

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$16,670	$70,744	$24,161	$111,575
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(56)	(56)
Purchases of property and equipment	(2,714)	(16,145)	(3,996)	(22,855)
Other	74	—	—	74
Net cash used in investing activities	(2,640)	(16,145)	(4,052)	(22,837)
Financing activities
Repayments under revolving line of credit, net	(25,000)	—	—	(25,000)
Deposits	—	—	2,806	2,806
Purchase and retirement of common stock	(2,903)	—	—	(2,903)
Net issuance of common stock under equity compensation plans	18,394	—	—	18,394
Other	930	(573)	—	357
Intercompany transfers	45,805	(54,030)	8,225	—
Net cash provided by (used in) financing activities	37,226	(54,603)	11,031	(6,346)
Effects of exchange rate changes on cash and cash equivalents	—	—	(6,968)	(6,968)
Net increase (decrease) in cash and cash equivalents	51,256	(4)	24,172	75,424
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$86,467	$161	$138,556	$225,184

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$8,976	$26,113	$8,214	$43,303
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(575)	(575)
Purchases of property and equipment	(7,800)	(12,877)	(3,997)	(24,674)
Other	24	—	70	94
Net cash used in investing activities	(7,776)	(12,877)	(4,502)	(25,155)
Financing activities
Borrowings under revolving line of credit, net	220,000	—	—	220,000
Payments of long-term debt	(425,671)	—	—	(425,671)
Payments of debt financing fees	(3,701)	—	—	(3,701)
Net issuance of common stock under equity compensation plans	13,931	—	—	13,931
Deposits	—	—	2,406	2,406
Other	336	(212)	—	124
Intercompany transfers	40,181	(13,027)	(27,154)	—
Net cash used in financing activities	(154,924)	(13,239)	(24,748)	(192,911)
Effects of exchange rate changes on cash and cash equivalents	—	—	(3,943)	(3,943)
Net decrease in cash and cash equivalents	(153,724)	(3)	(24,979)	(178,706)
Cash and cash equivalents, beginning of year	171,090	159	112,431	283,680
Cash and cash equivalents, end of year	$17,366	$156	$87,452	$104,974

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.

BUSINESS OVERVIEW

FTI Consulting is a global business advisory firm, dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political and regulatory, reputational and transactional. Individually, each of our practices are staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments.

We report financial results for the following five reportable segments:

Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial and capital needs of businesses around the world and provides consulting and advisory services on a wide range of areas, such as restructuring (including bankruptcy), interim management, financings, Mergers & Acquisitions (“M&A”), M&A integration, valuations and tax issues, as well as financial, operational and performance improvement. Our distressed service offerings generally include corporate restructurings and interim management, and our non-distressed service offerings generally include all other services mentioned above.

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

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:

•	Total Segment Operating Income (Loss)
•	Adjusted EBITDA
•	Total Adjusted Segment EBITDA
•	Adjusted EBITDA Margin
•	Adjusted Net Income (Loss)
•	Adjusted Earnings per Diluted Share

We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information.  As described in Note 12 – Segment Reporting in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income (Loss) is a component of the definition of Adjusted Segment EBITDA.

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income (loss). We define Total Segment Operating Income (Loss), which is a non-GAAP financial measure, as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income (loss) before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted Segment EBITDA Margin as Adjusted Segment EBITDA as a percentage of a segment’s revenues.

We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income (loss) before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We believe that the non-GAAP financial measures, which exclude the effects of remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges, when considered together with our GAAP financial results and GAAP measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results to the operating results of other companies.

We define Adjusted Net Income (Loss) and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income (loss) and earnings per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income (Loss) for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total company operating performance on a consistent basis. We believe that this non-GAAP financial measure, which excludes the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$438,042	$455,470	$1,368,474	$1,336,945
Special charges (1)	$—	$—	$6,811	$—
Loss on early extinguishment of debt (1)	$—	$(19,589)	$—	$(19,589)
Net income	$21,691	$10,309	$78,419	$55,704
Adjusted EBITDA	$47,229	$56,102	$172,666	$170,559
Earnings per common share — diluted	$0.52	$0.25	$1.88	$1.34
Adjusted earnings per common share — diluted	$0.52	$0.53	$2.00	$1.60
Net cash provided by operating activities	$70,942	$74,034	$111,575	$43,303
Total number of employees	4,767	4,703	4,767	4,703

(1)	Excluded from non-GAAP financial measures.

Third Quarter 2016 Executive Highlights

Revenues

Revenues for the three months ended September 30, 2016 decreased $17.4 million, or 3.8%, to $438.0 million, which included a $8.4 million, or 1.8%, estimated negative impact of foreign currency translation (“FX”). Excluding the estimated impact of FX, revenues decreased $9.0 million, or 2.0%.  The decrease in revenues was largely due to a decline in demand for M&A related second request activity and litigation services in our Technology segment and lower pass-through revenues in our Strategic Communications segment, partially offset by higher revenues from non-M&A related antitrust services in North America in our Economic Consulting segment.

Special charges

There were no special charges recorded during the three months ended September 30, 2016.

Loss on early extinguishment of debt

In order to more effectively utilize the Company’s growing cash balances, maintain financial flexibility and reduce interest expense, we retired our $400 million principal amount of 6 ¾% senior notes due 2020 (“2020 Notes”) during the three months ended September 30, 2015. We recognized a $19.6 million loss on early extinguishment of debt for the three and nine months ended September 30, 2015, consisting primarily of a redemption premium of $14.3 million and a $4.9 million non-cash write-off of unamortized deferred financing costs.  There was no loss on early extinguishment of debt during the three months ended September 30, 2016.

Net income

Net income for the three months ended September 30, 2016 increased $11.4 million, or 110.4%, to $21.7 million compared to $10.3 million for the three months ended September 30, 2015. This increase was due to the absence of the loss on early extinguishment of debt from the debt restructuring recorded in the third quarter of 2015 and lower interest expense in 2016 resulting from the 2015 debt restructuring, partially offset by lower operating results in the three months ended September 30, 2016.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2016 decreased $8.9 million, or 15.8%, to $47.2 million compared to $56.1 million for the three months ended September 30, 2015.  Adjusted EBITDA was 10.8% of revenues for the three months ended September 30, 2016 compared to 12.3% of revenues for the three months ended September 30, 2015. The decrease in Adjusted EBITDA was driven by a decline in profits in our Corporate Finance segment as a result of higher costs related to the ramp up of new hires and in our Technology segment as a result of reduced demand and lower pricing for managed review services.  This was partially offset by favorable operating results in our Economic Consulting and Strategic Communications segments.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended September 30, 2016 increased $0.27 to $0.52 compared to $0.25 for the three months ended September 30, 2015, which included an impact from loss on extinguishment of debt, reducing Earnings per diluted share by $0.28.

Adjusted EPS for the three months ended September 30, 2016 decreased $0.01 to $0.52 compared to $0.53 for the three months ended September 30, 2015.  Adjusted EPS for the three months ended September 30, 2015 excludes the $0.28 per share impact of the loss on early extinguishment of debt described above.

Liquidity and capital allocation

Cash provided by operating activities for the three months ended September 30, 2016 decreased $3.1 million, or 4.2%, to $70.9 million compared to $74.0 million for the three months ended September 30, 2015. The decrease was primarily due to lower cash collections and increased funding of employee notes receivables, partially offset by lower payments for interest expense. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 106 days at September 30, 2016 compared to 105 days at September 30, 2015.

Financing activities in the three months ended September 30, 2016 included a $25.0 million repayment of borrowings under the Company’s senior secured bank revolving credit facility (“Senior Bank Credit Facility”). Total debt outstanding as of September 30, 2016 was $475.0 million, down from $520.0 million as of September 30, 2015.

On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which FTI Consulting may repurchase up to $100.0 million of its outstanding common stock. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice.  As of September 30, 2016, we have $100.0 million available under this program to repurchase additional shares.

Headcount

As of September 30, 2016, our total net headcount of 4,767 increased by 133 from 4,634 as of December 31, 2015.

We increased the number of non-billable employees by 31, from 1,118 as of December 31, 2015 to 1,149 as of September 30, 2016. Net change to billable headcount for the nine months ended September 30, 2016 is summarized in the table below.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting (1)	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2015	838	1,131	599	349	599	3,516
Additions (reductions), net	19	1	8	(36)	2	(6)
March 31, 2016	857	1,132	607	313	601	3,510
Additions (reductions), net	(4)	(15)	(3)	(12)	5	(29)
June 30, 2016	853	1,117	604	301	606	3,481
Additions (reductions), net	51	28	43	(3)	18	137
September 30, 2016	904	1,145	647	298	624	3,618
Percentage change in headcount from December 31, 2015	7.9%	1.2%	8.0%	-14.6%	4.2%	2.9%
Percentage change in headcount from September 30, 2015	8.9%	-5.3%	8.9%	-15.8%	5.1%	1.0%

(1)

There were 71 revenue-generating professionals as of September 30, 2015 related to a business in Latin America that was disposed at the end of 2015.  Excluding these professionals, percentage growth in headcount from September 30, 2015 to September 30, 2016 would have been 0.6%.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$110,617	$113,487	$369,915	$328,812
Forensic and Litigation Consulting	115,045	116,158	352,242	365,554
Economic Consulting	122,480	114,541	371,217	329,320
Technology	44,072	55,568	134,235	172,048
Strategic Communications	45,828	55,716	140,865	141,211
Total revenues	$438,042	$455,470	$1,368,474	$1,336,945
Operating income (loss)
Corporate Finance & Restructuring	$16,182	$25,112	$76,740	$67,782
Forensic and Litigation Consulting	14,867	11,944	45,005	50,894
Economic Consulting	16,888	15,498	51,390	40,076
Technology	2,869	6,830	2,569	21,493
Strategic Communications	6,006	7,235	16,661	15,558
Segment operating income	56,812	66,619	192,365	195,803
Unallocated corporate expenses	(21,738)	(20,875)	(60,890)	(55,057)
Operating income	35,074	45,744	131,475	140,746
Other income (expense)
Interest income and other	3,213	2,027	9,895	2,840
Interest expense	(6,304)	(11,696)	(18,836)	(36,537)
Loss on early extinguishment of debt	—	(19,589)	—	(19,589)
Other income (expense)	(3,091)	(29,258)	(8,941)	(53,286)
Income before income tax provision	31,983	16,486	122,534	87,460
Income tax provision	10,292	6,177	44,115	31,756
Net income	$21,691	$10,309	$78,419	$55,704
Earnings per common share — basic	$0.53	$0.25	$1.92	$1.37
Earnings per common share — diluted	$0.52	$0.25	$1.88	$1.34

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income	$21,691	$10,309	$78,419	$55,704
Add back:
Income tax provision	10,292	6,177	44,115	31,756
Other income (expense), net	3,091	9,669	8,941	33,697
Depreciation and amortization	9,310	7,458	25,359	22,569
Amortization of other intangible assets	2,845	2,900	8,041	8,919
Special charges	—	—	6,811	—
Loss on early extinguishment of debt	—	19,589	—	19,589
Remeasurement of acquisition-related contingent consideration	—	—	980	(1,675)
Adjusted EBITDA	$47,229	$56,102	$172,666	$170,559

Reconciliation of Net Income to Adjusted Net Income and Earnings Per Share to Adjusted Earnings Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$21,691	$10,309	$78,419	$55,704
Add back:
Special charges, net of tax (1)	—	—	4,328	—
Loss on early extinguishment of debt, net of tax (2)	—	11,881	—	11,881
Remeasurement of acquisition-related contingent consideration, net of tax (3)	—	—	600	(1,005)
Adjusted net income	$21,691	$22,190	$83,347	$66,580
Earnings per common share — diluted	$0.52	$0.25	$1.88	$1.34
Add back:
Special charges, net of tax (1)	—	—	0.10	—
Loss on early extinguishment of debt, net of tax (2)	—	$0.28	—	$0.28
Remeasurement of acquisition-related contingent consideration, net of tax (3)	—	—	0.02	(0.02)
Adjusted earnings per common share — diluted	$0.52	$0.53	$2.00	$1.60
Weighted average number of common shares outstanding — diluted	42,065	41,982	41,605	41,682

(1)

The tax effect takes into account the tax treatment and related tax rates that apply to each adjustment in the applicable tax jurisdiction. As a result, the effective tax rates for the adjustments related to special charges for the nine months ended September 30, 2016 was 36.5%. The tax expense related to the adjustments for special charges for the nine months ended September 30, 2016 was $2.5 million, or $0.06 impact on Adjusted EPS. There were no special charges for the three and nine months ended September 30, 2015.

(2)

The tax effect takes into account the tax treatment and related tax rates that apply to each adjustment in the applicable tax jurisdiction. As a result, the effective tax rate for the loss on early extinguishment of debt for the three and nine months ended September 30, 2015 was 39.3%.  The tax expense related to the loss on early extinguishment of debt for the three and nine months ended September 30, 2015 was $7.7 million, or $0.18 impact on Adjusted EPS. There were no adjustments related to the early extinguishment of debt in the three and nine months ended September 30, 2016.

(3)

The tax effect takes into account the tax treatment and related tax rates that apply to each adjustment in the applicable tax jurisdiction. As a result, the effective tax rate for the adjustments related to the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2016 and 2015 were 38.8% and 40.0%, respectively.  The tax expense related to the adjustment for the remeasurement of acquisition-related contingent consideration for the nine months ended September 30, 2016 and 2015 were $0.4 million, or $0.01 impact on Adjusted EPS, and $0.7 million, or a $0.02 impact on Adjusted EPS, respectively. There were no adjustments related to the remeasurement of acquisition-related contingent consideration in the three months ended September 30, 2016 and 2015.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses for the three months ended September 30, 2016 increased $0.9 million, or 4.1%, to $21.7 million compared to $20.9 million for the three months ended September 30, 2015. The increase was primarily due to higher outside legal costs and higher costs for infrastructure departments largely to support growth in the business and new initiatives.  These increases were partially offset by a decrease in corporate costs compared to the third quarter of 2015.  In the third quarter of 2015, we transferred to our segments previously recognized cost favorability related to our self-insured benefit plans.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased $1.2 million to income of $3.2 million for the three months ended September 30, 2016 compared to income of $2.0 million for the three months ended September 30, 2015. The increase was due, in part, to an acquisition-related liability, as well as an increase in net unrealized foreign currency transaction gains, resulting principally from the weakening of the British Pound. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include both client and current intercompany receivables and payables.

Interest expense

Interest expense for the three months ended September 30, 2016 decreased $5.4 million, or 46.1%, to $6.3 million compared to $11.7 million for the three months ended September 30, 2015. Interest expense for the three months ended September 30, 2016 was favorably impacted by lower average interest rates and borrowings subsequent to the debt restructuring completed in the third quarter of 2015.

Income tax provision

The effective tax rate for the three months ended September 30, 2016 was 32.2% compared to 37.5% for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was favorably impacted by higher foreign earnings in 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues and operating income

See “Segment Results” for an expanded discussion of segment revenues and operating income.

Unallocated corporate expenses

Unallocated corporate expenses for the nine months ended September 30, 2016 increased $5.8 million, or 10.6%, to $60.9 million compared to $55.1 million for the nine months ended September 30, 2015. The increase was primarily due to higher outside legal costs and higher costs for infrastructure departments to support growth in the business and new initiatives.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, increased $7.1 million to income of $9.9 million for the nine months ended September 30, 2016 compared to income of $2.8 million for the nine months ended September 30, 2015. The increase was due, in part, to an adjustment of an acquisition-related liability, as well as an increase in net unrealized foreign currency transaction gains.  These foreign currency transaction gains were $5.7 million for the nine months ended September 30, 2016, resulting principally from the weakening of the British Pound, compared to a $1.0 million loss for the nine months ended September 30, 2015. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include both client and current intercompany receivables and payables.

Interest expense

Interest expense for the nine months ended September 30, 2016 decreased $17.7 million, or 48.4%, to $18.8 million compared to $36.5 million for the nine months ended September 30, 2015. Interest expense for the nine months ended September 30, 2016 was favorably impacted by lower average interest rates and borrowings subsequent to the debt restructuring completed in the third quarter of 2015.

Income tax provision

The effective tax rate for the nine months ended September 30, 2016 was 36.0% compared to 36.3% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was favorably impacted by higher foreign earnings and lower state taxes, partially offset by the impact of discrete items in 2016.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. The following table reconciles Net income to Total segment operating income and Total Adjusted Segment EBITDA, which are non-GAAP financial measures, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$21,691	$10,309	$78,419	$55,704
Add back:
Income tax provision	10,292	6,177	44,115	31,756
Other income (expense), net	3,091	9,669	8,941	33,697
Loss on early extinguishment of debt	—	19,589	—	19,589
Unallocated corporate expenses	21,738	20,875	60,890	55,057
Total segment operating income	56,812	66,619	192,365	195,803
Add back:
Segment depreciation expense	7,920	6,733	22,128	20,237
Amortization of other intangible assets	2,845	2,900	8,041	8,919
Segment special charges	—	—	6,811	—
Remeasurement of acquisition-related contingent consideration	—	—	980	(1,675)
Total Adjusted Segment EBITDA	$67,577	$76,252	$230,325	$223,284

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	904	830	904	830
Forensic and Litigation Consulting (1)	1,145	1,209	1,145	1,209
Economic Consulting	647	594	647	594
Technology (2)	298	354	298	354
Strategic Communications	624	594	624	594
Total revenue-generating professionals	3,618	3,581	3,618	3,581
Utilization rates of billable professionals: (3)
Corporate Finance & Restructuring	61%	69%	68%	71%
Forensic and Litigation Consulting	57%	60%	60%	65%
Economic Consulting	69%	71%	74%	72%
Average billable rate per hour: (4)
Corporate Finance & Restructuring	$379	$390	$388	$382
Forensic and Litigation Consulting	$330	$318	$329	$315
Economic Consulting	$534	$523	$516	$506

(1)

There were 71 revenue-generating professionals as of September 30, 2015 related to a business in Latin America that was disposed at the end of 2015.  Excluding these professionals, the total number of revenue-generating professionals of our Forensic and Litigation Consulting segment would have been 1,138 as of September 30, 2015.

(2)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 258 as-needed employees during the three months ended September 30, 2016, as compared to 411 as-needed employees during the three months ended September 30, 2015.

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

 CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$110,617	$113,487	$369,915	$328,812
Percentage change in revenues from prior year	-2.5%	13.4%	12.5%	10.3%
Operating expenses:
Direct cost of revenues	73,444	68,650	229,769	200,651
Selling, general and administrative expenses	20,109	18,852	60,915	59,075
Acquisition-related contingent consideration	—	—	—	(1,438)
Amortization of other intangible assets	882	873	2,491	2,742
	94,435	88,375	293,175	261,030
Segment operating income	16,182	25,112	76,740	67,782
Percentage change in segment operating income from prior year	-35.6%	87.3%	13.2%	73.4%
Add back:
Depreciation and amortization of intangible assets	1,580	1,550	4,666	4,883
Remeasurement of acquisition-related contingent consideration	—	—	—	(1,491)
Adjusted Segment EBITDA	$17,762	$26,662	$81,406	$71,174
Gross profit (1)	$37,173	$44,837	$140,146	$128,161
Percentage change in gross profit from prior year	-17.1%	32.8%	9.4%	27.8%
Gross profit margin (2)	33.6%	39.5%	37.9%	39.0%
Adjusted Segment EBITDA margin	16.1%	23.5%	22.0%	21.6%
Number of revenue-generating professionals (at period end)	904	830	904	830
Percentage change in number of revenue-generating professionals from prior year	8.9%	15.0%	8.9%	15.0%
Utilization rates of billable professionals	61%	69%	68%	71%
Average billable rate per hour	$379	$390	$388	$382

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues decreased $2.9 million, or 2.5%, to $110.6 million for the three months ended September 30, 2016, which included a 1.6% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased by $1.0 million, or 0.9%.

Gross profit decreased $7.7 million, or 17.1%, to $37.2 million for the three months ended September 30, 2016. Gross profit margin decreased 5.9 percentage points for the three months ended September 30, 2016. The decrease was primarily due to lower utilization and higher costs related to the ramp up of experienced hires, which contributed to 5.2 percentage points of the gross profit margin decrease.

Selling, general and administrative (“SG&A”) expense increased $1.3 million, or 6.7%, to $20.1 million for the three months ended September 30, 2016. SG&A expense was 18.2% of revenue for the three months ended September 30, 2016 compared to 16.6% for the three months ended September 30, 2015.  This increase in SG&A expense was due to higher infrastructure support costs and recruiting expense to support additional headcount.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues increased $41.1 million, or 12.5%, to $369.9 million for the nine months ended September 30, 2016, which included a 1.6% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased by $46.5 million, or 14.1%. This increase was primarily due to higher demand and higher success fees in distressed service offerings in North America and higher demand in distressed, tax and transaction advisory services in Europe, Middle East and Africa (“EMEA”).

Gross profit increased $12.0 million, or 9.4%, to $140.1 million for the nine months ended September 30, 2016. Gross profit margin decreased 1.1 percentage points for the nine months ended September 30, 2016. The decrease was primarily due to lower utilization with increased headcount in North America, partially offset by improved utilization in EMEA.

SG&A expense increased $1.8 million, or 3.1%, to $60.9 million for the nine months ended September 30, 2016. SG&A expense was 16.5% of revenue for the nine months ended September 30, 2016 compared to 18.0% for the nine months ended September 30, 2015. The increase in SG&A expense was due to higher infrastructure support costs and recruiting expense to support additional headcount.  This increase was partially offset by collections of prior period bad debts.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$115,045	$116,158	$352,242	$365,554
Percentage change in revenues from prior year	-1.0%	-4.6%	-3.6%	0.9%
Operating expenses:
Direct cost of revenues	77,140	81,322	238,693	241,606
Selling, general and administrative expenses	22,554	22,349	65,269	71,330
Special charges	—	—	1,750	—
Acquisition-related contingent consideration	—	6	6	24
Amortization of other intangible assets	484	537	1,519	1,700
	100,178	104,214	307,237	314,660
Segment operating income	14,867	11,944	45,005	50,894
Percentage change in segment operating income from prior year	24.5%	-41.1%	-11.6%	-23.5%
Add back:
Depreciation and amortization of intangible assets	1,687	1,462	4,797	4,562
Special charges	—	—	1,750	—
Adjusted Segment EBITDA	$16,554	$13,406	$51,552	$55,456
Gross profit (1)	$37,905	$34,836	$113,549	$123,948
Percentage change in gross profit from prior year	8.8%	-18.3%	-8.4%	-7.5%
Gross profit margin (2)	32.9%	30.0%	32.2%	33.9%
Adjusted Segment EBITDA margin	14.4%	11.5%	14.6%	15.2%
Number of revenue-generating professionals (at period end)	1,145	1,209	1,145	1,209
Percentage change in number of revenue-generating professionals from prior year	-5.3%	6.5%	-5.3%	6.5%
Utilization rates of billable professionals	57%	60%	60%	65%
Average billable rate per hour	$330	$318	$329	$315

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues decreased $1.1 million, or 1.0%, to $115.0 million for the three months ended September 30, 2016, and were flat to the prior year excluding the estimated impact of FX. Higher success fees were offset by lower demand in our health solutions practice.

Gross profit increased $3.1 million, or 8.8%, to $37.9 million for the three months ended September 30, 2016. Gross profit margin increased 2.9 percentage points for the three months ended September 30, 2016. This increase was primarily due to higher success fees realized in our health solutions practice.

SG&A expense increased $0.2 million, or 0.9%, to $22.6 million for the three months ended September 30, 2016. SG&A expense was 19.6% of revenue for the three months ended September 30, 2016 compared to 19.2% for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues decreased $13.3 million, or 3.6%, to $352.2 million for the nine months ended September 30, 2016, which included a 1.0% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased by $9.5 million, or 2.6%, due to lower demand in our health solutions and global dispute advisory services practices.  These decreases were partially offset by higher demand in our financial and enterprise data analytics and global risk and investigations practices.

Gross profit decreased $10.4 million, or 8.4%, to $113.5 million for the nine months ended September 30, 2016. Gross profit margin decreased 1.7 percentage points for the nine months ended September 30, 2016. This decrease was primarily due to lower demand and lower utilization in our health solutions practice, partially offset by higher utilization in our global financial and enterprise data analytics practice.

SG&A expense decreased $6.1 million, or 8.5%, to $65.3 million for the nine months ended September 30, 2016. SG&A expense was 18.5% of revenue for the nine months ended September 30, 2016 compared to 19.5% for the nine months ended September 30, 2015. The decrease in SG&A expense was a result of higher severance expenses recorded in 2015 related to the departure of a senior managing director and lower bad debt expense, partially offset by higher infrastructure support costs.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$122,480	$114,541	$371,217	$329,320
Percentage change in revenues from prior year	6.9%	-4.9%	12.7%	-4.4%
Operating expenses:
Direct cost of revenues	88,682	83,176	268,517	242,549
Selling, general and administrative expenses	16,745	15,538	50,775	45,897
Acquisition-related contingent consideration	11	21	43	(126)
Amortization of other intangible assets	154	308	492	924
	105,592	99,043	319,827	289,244
Segment operating income	16,888	15,498	51,390	40,076
Percentage change in segment operating income from prior year	9.0%	-10.1%	28.2%	-13.8%
Add back:
Depreciation and amortization of intangible assets	1,466	1,156	3,664	3,610
Remeasurement of acquisition-related contingent consideration	—	—	—	(184)
Adjusted Segment EBITDA	$18,354	$16,654	$55,054	$43,502
Gross profit (1)	$33,798	$31,365	$102,700	$86,771
Percentage change in gross profit from prior year	7.8%	-5.6%	18.4%	-8.2%
Gross profit margin (2)	27.6%	27.4%	27.7%	26.3%
Adjusted Segment EBITDA margin	15.0%	14.5%	14.8%	13.2%
Number of revenue-generating professionals (at period end)	647	594	647	594
Percentage change in number of revenue-generating professionals from prior year	8.9%	7.8%	8.9%	7.8%
Utilization rates of billable professionals	69%	71%	74%	72%
Average billable rate per hour	$534	$523	$516	$506

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues increased $7.9 million, or 6.9%, to $122.5 million for the three months ended September 30, 2016, which included a 2.5% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased by $10.8 million, or 9.4%, primarily due to higher demand and higher average realization in non-M&A antitrust services in North America, partially offset by lower average realization in financial economics services in North America.

Gross profit increased $2.4 million, or 7.8%, to $33.8 million for the three months ended September 30, 2016. Gross profit margin increased 0.2 percentage points for the three months ended September 30, 2016. This increase was due to improved utilization in North America, partially offset by lower utilization in EMEA.

SG&A expense increased $1.2 million, or 7.8%, to $16.7 million for the three months ended September 30, 2016. SG&A expense was 13.7% of revenue for the three months ended September 30, 2016 compared to 13.6% for the three months ended September 30, 2015. The increase in SG&A expense was primarily due to higher outside services and depreciation expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues increased $41.9 million, or 12.7%, to $371.2 million for the nine months ended September 30, 2016, which included a 1.6% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased by $47.1 million, or 14.3%, primarily due to higher demand for our M&A related antitrust services and financial economics services in North America, and due to higher demand for non-M&A antitrust services in North America and in EMEA.

Gross profit increased $15.9 million, or 18.4%, to $102.7 million for the nine months ended September 30, 2016. Gross profit margin increased 1.4 percentage points for the nine months ended September 30, 2016. This increase was primarily due to higher average realization in EMEA and higher utilization in North America.

SG&A expense increased $4.9 million, or 10.6%, to $50.8 million for the nine months ended September 30, 2016. SG&A expense was 13.7% of revenue for the nine months ended September 30, 2016 compared to 13.9% for the nine months ended September 30, 2015. The increase in SG&A expense was driven primarily by higher outside services and infrastructure support costs.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues	$44,072	$55,568	$134,235	$172,048
Percentage change in revenues from prior year	-20.7%	-10.9%	-22.0%	-6.1%
Operating expenses:
Direct cost of revenues	25,666	31,153	78,526	96,256
Selling, general and administrative expenses	15,129	17,386	47,354	53,709
Special charges	—	—	5,061	—
Amortization of other intangible assets	408	199	725	590
	41,203	48,738	131,666	150,555
Segment operating loss (income)	2,869	6,830	2,569	21,493
Percentage change in segment operating income from prior year	-58.0%	-50.3%	-88.0%	-43.0%
Add back:
Depreciation and amortization of intangible assets	4,529	3,983	12,626	11,559
Special charges	—	—	5,061	—
Adjusted Segment EBITDA	$7,398	$10,813	$20,256	$33,052
Gross profit (1)	$18,406	$24,415	$55,709	$75,792
Percentage change in gross profit from prior year	-24.6%	-21.2%	-26.5%	-14.0%
Gross profit margin (2)	41.8%	43.9%	41.5%	44.1%
Adjusted Segment EBITDA margin	16.8%	19.5%	15.1%	19.2%
Number of revenue-generating professionals (at period end) (3)	298	354	298	354
Percentage change in number of revenue-generating professionals from prior year	-15.8%	5.7%	-15.8%	5.7%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues
(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues decreased $11.5 million, or 20.7%, to $44.1 million for the three months ended September 30, 2016, due to a decline in M&A related second request activity and reduced demand for services related to litigations.

Gross profit decreased $6.0 million, or 24.6%, to $18.4 million for the three months ended September 30, 2016. Gross profit margin decreased 2.1 percentage points for the three months ended September 30, 2016. The decrease was primarily due to lower demand and realized pricing for managed review services.

SG&A expense decreased $2.3 million, or 13.0%, to $15.1 million for the three months ended September 30, 2016. SG&A expense was 34.3% of revenue for the three months ended September 30, 2016 compared to 31.3% for the three months ended September 30, 2015. The decrease in SG&A expense was due to lower infrastructure support and occupancy costs, lower bad debt expense, and lower costs realized from the headcount reduction taken in the first quarter of 2016.  Research and development expense related to software was $4.5 million for the three months ended September 30, 2016 compared to $4.0 million for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues decreased $37.8 million, or 22.0%, to $134.2 million for the nine months ended September 30, 2016, which included a 1.1% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased by $35.9 million, or 20.9%, largely due to declines in M&A related second request activity and in large cross-border investigations.

Gross profit decreased $20.1 million, or 26.5%, to $55.7 million for the nine months ended September 30, 2016. Gross profit margin decreased 2.6 percentage points for the nine months ended September 30, 2016. The decrease in gross profit margin was due to lower demand and pricing for managed review and consulting services.

SG&A expense decreased $6.4 million, or 11.8%, to $47.4 million for the nine months ended September 30, 2016. SG&A expense was 35.3% of revenue for the nine months ended September 30, 2016 compared to 31.2% for the nine months ended September 30, 2015. The decrease in SG&A expense was due to lower costs realized from the headcount reduction taken in the first quarter of 2016, as well as lower occupancy costs, infrastructure support costs and research and development expense. Research and development expense related to software was $13.1 million for the nine months ended September 30, 2016 compared to $14.7 million for the nine months ended September 30, 2015.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Revenues	$45,828	$55,716	$140,865	$141,211
Percentage change in revenues from prior year	-17.7%	19.7%	-0.2%	-1.3%
Operating expenses:
Direct cost of revenues	28,770	37,308	87,027	91,046
Selling, general and administrative expenses	9,945	10,058	32,871	31,249
Remeasurement of acquisition-related contingent consideration	—	—	980	—
Acquisition-related contingent consideration	190	132	512	395
Amortization of other intangible assets	917	983	2,814	2,963
	39,822	48,481	124,204	125,653
Segment operating income	6,006	7,235	16,661	15,558
Percentage change in segment operating income from prior year	-17.0%	48.4%	7.1%	57.0%
Add back:
Depreciation and amortization of intangible assets	1,503	1,482	4,416	4,542
Special charges
Remeasurement of acquisition-related contingent consideration	—	—	980
Adjusted Segment EBITDA	$7,509	$8,717	$22,057	$20,100
Gross profit (1)	$17,058	$18,408	$53,838	$50,165
Percentage change in gross profit from prior year	-7.3%	6.5%	7.3%	-1.7%
Gross profit margin (2)	37.2%	33.0%	38.2%	35.5%
Adjusted Segment EBITDA margin	16.4%	15.6%	15.7%	14.2%
Number of revenue-generating professionals (at period end)	624	594	624	594
Percentage change in number of revenue-generating professionals from prior year	5.1%	8.2%	5.1%	8.2%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues decreased $9.9 million, or 17.7%, to $45.8 million for the three months ended September 30, 2016, which included a 3.8% estimated negative impact from FX.  Excluding the estimated impact of FX, revenues decreased by $7.8 million, or 14.0%.  This decline was primarily due to an $8.5 million reduction in pass-through revenues.

Gross profit decreased $1.4 million, or 7.3%, to $17.1 million for the three months ended September 30, 2016. Gross profit margin increased 4.2 percentage points for the three months ended September 30, 2016. The increase was primarily due to lower pass-through revenues in the three months ended September 30, 2016.  Excluding the impact of net pass-through revenues, gross profit margin declined 2.0 percentage points due to higher costs related to ramp up of new hires.

SG&A expense decreased $0.1 million, or 1.1%, to $9.9 million for the three months ended September 30, 2016. SG&A expense was 21.7% of revenue for the three months ended September 30, 2016 compared to 18.1% for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues decreased $0.3 million, or 0.2%, to $140.9 million for the nine months ended September 30, 2016, which included a 3.2% estimated negative impact from FX.  Excluding the estimated impact of FX, revenues increased by $4.2 million, or 3.0%, primarily due to higher project-based revenues in North America and higher retainer and project-based revenues in EMEA, predominantly in public affairs and financial communications-related engagements.  These increases were partially offset by a $7.2 million reduction in pass-through revenues.

Gross profit increased $3.7 million, or 7.3%, to $53.8 million for the nine months ended September 30, 2016. Gross profit margin increased 2.7 percentage points for the nine months ended September 30, 2016. Excluding the impact of net pass-through revenues, gross profit margin improved 0.9% due to the mix of higher margin large project engagements with improved utilization across North America.

SG&A expense increased $1.6 million, or 5.2%, to $32.9 million for the nine months ended September 30, 2016. SG&A expense was 23.3% of revenue for the nine months ended September 30, 2016 compared to 22.1% for the nine months ended September 30, 2015. The increase in SG&A expense was primarily due to higher infrastructure support costs and compensation, partially offset by lower legal costs.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

See “Note 3 – New Accounting Standards” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
Cash flows	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$111,575	$43,303
Net cash used in investing activities	$(22,837)	$(25,155)
Net cash used in financing activities	$(6,346)	$(192,911)
DSO	106	105

We have generally financed our day-to-day operations, capital expenditures and acquisition-related contingent payments through cash flows from operations. Generally, during our first quarter of each fiscal year, our cash needs exceed our cash flows from operations due to the payments of annual incentive compensation and acquisition-related contingent payments. Our operating cash flows generally exceed our cash needs in the second half of each year.

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

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Cash provided by operating activities for the nine months ended September 30, 2016 was $111.6 million compared to $43.3 million for the nine months ended September 30, 2015. The increase was primarily due to higher cash collections and lower payments for interest expense and other operating expenses, which were partially offset by increased payments for compensation. DSO was 106 days at September 30, 2016 compared to 105 days at September 30, 2015.

Net cash used in investing activities for the nine months ended September 30, 2016 was $22.8 million compared to net cash used in investing activities of $25.2 million for the nine months ended September 30, 2015. Capital expenditures were $22.9 million for the nine months ended September 30, 2016 compared to $24.7 million for the nine months ended September 30, 2015.

Net cash used in financing activities for the nine months ended September 30, 2016 was $6.3 million compared to $192.9 million for the nine months ended September 30, 2015. Cash used in financing activities in the nine months ended September 30, 2016 included a $25.0 million repayment of borrowings under our Senior Bank Credit Facility and repayments in a total amount of $2.9 million to settle repurchases of our common stock, partially offset by $18.4 million in cash received from the issuance of common stock under our equity compensation plan and the receipt of $2.8 million of refundable deposits related to one of our foreign entities.  Our financing activities for the nine months ended September 30, 2015 included the retirement of the $400 million principal amount of our 2020 Notes for $414.7 million using cash on hand of $164.7 million and borrowings under our Senior Bank Credit Facility of $250 million. Subsequent to the debt retirement we repaid $30 million of the borrowings under our Senior Bank Credit Facility.  In addition, we repaid the final $11.0 million in notes payable to former shareholders of an acquired business in 2015.  Financing activities in 2015 also included $13.9 million received from the issuance of common stock under our equity compensation plans and $2.4 million of refundable deposits related to one of our foreign entities, offset by the payment of $3.7 million in debt financing fees related to our Senior Bank Credit Facility.

Capital Resources

As of September 30, 2016, our capital resources included $225.2 million of cash and cash equivalents and available borrowing capacity of $373.6 million under our five-year $550.0 million Senior Bank Credit Facility. As of September 30, 2016, we had $175.0 million of borrowing outstanding under our Senior Bank Credit Facility and $1.4 million of outstanding letters of credit, which reduced the availability of borrowings. We use letters of credit primarily in lieu of security deposits for our leased office facilities.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;
•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;
•	debt service requirements, including interest payments on our long-term debt;
•	compensating designated executive management and senior managing directors under our various long-term incentive compensation programs;
•	discretionary funding of the Stock Repurchase Program;
•	contingent obligations related to our acquisitions;
•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings; and
•	other known future contractual obligations.

For the full fiscal year ending December 31, 2016, we anticipate aggregate capital expenditures will range between $30 million and $33 million to support our organization, including direct support for specific client engagements. We currently anticipate capital expenditures will range between $8 million and $10 million for the fourth quarter of 2016.  Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we purchase additional equipment specifically to support a client engagement or if we pursue and complete future acquisitions.

Our cash flows from operations have generally exceeded our cash needs for capital expenditures and debt services requirements.  We believe that our cash flows from operations, supplemented by borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our cash needs from normal operations for at least the next twelve months.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

•	our ability to manage growth;
•	risk of non-payment of receivables;
•	the amount and terms of our outstanding indebtedness;
•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights;
•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies; and
•	fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2016.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program(4)
	(in thousands, except per share data)
July 1 through July 31, 2016	3	(1)	$41.94	—	$—
August 1 through August 31, 2016	23	(2)	$44.58	—	—
September 1 through September 30, 2016	1	(3)	$42.35	—	100,000
Total	27			—	$100,000

(1)	Represents 3,057 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	Represents 22,705 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)	Represents 649 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)

On June 2, 2016, our Board of Directors authorized the Stock Repurchase Program for up to $100.0 million of our outstanding common stock.  No shares of common stock were repurchased under the Stock Repurchase Program during the three months ended September 30, 2016.  No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice.

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

10.1*

Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the SEC on July 18, 2016 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 14, 2016 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101

The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the  nine months ended September 30, 2016 and 2015; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: October 27, 2016

FTI CONSULTING, INC.

By:	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)