Form 10-K
period 2016-12-31
FTI CONSULTING INC
filed 2017-02-28
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-14875

FTI CONSULTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 K Street NW Washington D.C.	20005
(Address of Principal Executive Offices)	(ZIP Code)

(202) 312-9100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1.7 billion, based on the closing sales price of the registrant’s common stock on June 30, 2016.

The number of shares of the registrant’s common stock outstanding on February 20, 2017 was 41,196,382.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2016 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2016

FTI CONSULTING, INC.

PART I

Forward-Looking Information

This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,”  “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, statements in this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Risk Factors” in Part I, Item 1A of this Annual Report. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

ITEM 1.	BUSINESS

Unless otherwise indicated or required by the context, when we use the terms “Company,” “FTI Consulting,” “we,” “us” and “our,” we mean FTI Consulting, Inc., a Maryland corporation and its consolidated subsidiaries.

Company Overview

General

FTI Consulting is a global business advisory firm, dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political and regulatory, reputational and transactional. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments.

We report financial results for the following five reportable segments:

•	Corporate Finance & Restructuring;
•	Forensic and Litigation Consulting;
•	Economic Consulting;
•	Technology; and
•	Strategic Communications.

We work closely with our clients to help them anticipate, illuminate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide advice and services, such as restructuring (including bankruptcy), capital formation and indebtedness, interim business management, performance improvements, forensic accounting and litigation matters, international arbitrations, mergers and acquisitions (“M&A”), antitrust and competition matters, securities litigation, electronic discovery (or “e-discovery”), management and retrieval of electronically stored information (“ESI”), reputation management and strategic communications. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, and local, state and national governments and agencies globally. In addition, major United States (“U.S.”) and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.

We have organized our business segments across four geographic regions consisting of (i) the North America region, which consists of our 48 U.S. offices located in 19 states and three offices located in Calgary, Toronto and Vancouver, Canada; (ii) the Latin America region, which consists of eight offices located in five countries — Argentina, Brazil, Colombia, Panama and Mexico; (iii) the Asia Pacific region, which consists of 22 offices located in 10 countries — Australia, China (including Hong Kong), India, Indonesia, Japan, South Korea, Malaysia, Singapore, the Cayman Islands, and the Virgin Islands (British) and (iv) the Europe, Middle East and Africa (“EMEA”) region, which consists of 20 offices located in 12 countries — Belgium, Denmark, France, Germany, Ireland, Netherlands, Qatar, Russia, South Africa, Spain, United Arab Emirates and the United Kingdom (“UK”).

We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2016, we derived approximately 28% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S.

Summary Financial and Other Information

The following table sets forth the percentage of consolidated revenues for the last three years contributed by each of our five reportable segments.

	Year Ended December 31,
Reportable Segment	2016	2015	2014
Corporate Finance & Restructuring	27%	25%	22%
Forensic and Litigation Consulting	25%	27%	27%
Economic Consulting	28%	25%	26%
Technology	10%	12%	14%
Strategic Communications	10%	11%	11%
Total	100%	100%	100%

The following table sets forth the number of offices and countries in which each segment operates, as well as the net number of revenue-generating professionals in each of our reportable segments.

	Year Ended December 31,		Year Ended December 31,
	2016		2016	2015	2014
	Offices	Countries	Billable Headcount	Billable Headcount	Billable Headcount(1)
Corporate Finance & Restructuring	53	15	895	838	706
Forensic and Litigation Consulting	56	19	1,110	1,131	1,154
Economic Consulting	34	13	656	599	574
Technology	28	6	288	349	344
Strategic Communications	36	15	647	599	566
Total			3,596	3,516	3,344

(1)

There were 86 revenue-generating professionals as of December 31, 2014 in our Forensic and Litigation Consulting segment related to a business in Latin America that was disposed of during 2015. Excluding these professionals, the total number of revenue-generating professionals of our Forensic and Litigation Consulting segment would be 1,068 as of December 31, 2014.

Our Reportable Segments

Corporate Finance & Restructuring

Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of our clients around the world. We address the full spectrum of financial and transactional challenges facing our clients, which include companies, boards of directors, investors, private equity sponsors, banks, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of distressed and non-distressed practice offerings. Our distressed practice offerings include corporate restructuring (and bankruptcy) and interim management services. Our non-distressed practice offerings include financing, M&A, M&A integration, valuation and tax advice, as well as financial, operational and performance improvement services. We also provide expert witness testimony, bankruptcy and insolvency litigation support, and trustee and examiner services.

In 2016, the offerings of our Corporate Finance & Restructuring segment included:

Business Transformation. The services offered by our business transformation practice focus on improving the efficiency and effectiveness of clients’ operations by implementing systemic changes leading to sustainable results. Our Office of the CFO provides holistic, practical, value-enhancing solutions to address people, process and technology gaps. Our solutions are designed to preserve, create and sustain value and to help the Chief Financial Officer (“CFO”) team achieve rapid success. We collaborate with CFOs and their finance and accounting organizations and use innovative engagement tools to provide transformation services, manage risk, deliver business intelligence capabilities, and prepare for and execute events, all while building confidence, clarity, controls and consistency.

Our performance improvement practice service offerings help clients drive revenues and unlock profitability through, among other things, sales and supply chain effectiveness, customer and market development, product and price optimization, cost improvements, human capital optimization, operational excellence and digital transformation.

Turnaround & Restructuring. We provide advisory services to help our clients stabilize finances and operations to reassure creditors and other stakeholders that proactive steps are being taken to preserve and enhance value. For clients confronting liquidity problems, excessive leverage, underperformance, overexpansion, or other business or financial issues, we develop liquidity forecasts, identify cash flow improvements, obtain financing, negotiate loan covenant waivers and guide complex debt restructuring.

Our company advisory group advises and assists clients by providing liquidity management, operational improvement, turnaround and restructuring, and capital solutions services to achieve successful turnarounds. Through our out-of-court services, we assist clients to rightsize infrastructure, improve liquidity and solvency, improve cashflow and working capital management, sell non-core assets or business units and recapitalize. We perform due diligence reviews, financial statement, cash flow and EBITDA analyses, prepare liquidity forecasts and financial projections, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral, provide crisis credit and securitized transaction assistance, negotiate loan covenant waivers and guide complex debt restructurings. We also lead and manage the financial aspects of in-court restructurings and bankruptcies by offering services that help our clients assess the impact of a bankruptcy filing on their financial condition and operations. We provide critical services specific to court-supervised insolvency and bankruptcy proceedings. We represent underperforming companies that are debtors-in-possession and lenders. With a focus on minimizing disruption and rebuilding the business after an exit from bankruptcy or insolvency, we help clients accelerate a return to business as usual.

Our creditor advisory group advises and assists secured and unsecured creditors in distressed situations to maximize recoveries and preserve the value of assets. Our services include assessing the short-term and long-term liquidity needs, evaluating operations and the reasonableness of business plans, determining enterprise value, negotiating executable restructuring programs, building a consensus within the creditor group, investigating intercompany transactions and potential fraudulent conveyances, bankruptcy preparation and reporting services, financial analysis in support of petitions and affiliated motions, strategies for monetizing a debtor’s assets, the discovery of unidentified assets and liabilities, and expert witness testimony.

Interim Management. Our professionals fill the void when our clients need skilled, experienced leadership to pursue opportunities, contend with executive turnover and transition, or drive strategic transactions or change. The experienced and credentialed professionals in our transitional management practice assume executive officer level roles, providing the leadership, financial management, and operating and strategic decision-making abilities to lead transitions due to extraordinary events such as M&A, divestitures, changes in control and carve-outs of businesses from larger enterprises.

Our turnaround management professionals provide their turnaround skills, restructuring expertise, and industry and functional experience to lead through crisis situations, such as financial and operational restructuring and insolvency and bankruptcy by stabilizing financial position, optimizing financial resources, protecting enterprise value, resolving regulatory compliance issues, building morale and establishing credibility with stakeholders. Our professionals serve in the following interim executive and management roles: chief executive officer, chief operating officer, chief financial officer, chief restructuring officer, controller and treasurer, and other senior positions that report to them.

Transactions. We combine the disciplines of structured finance, investment banking, lender services, M&A, M&A integration and valuation services, and Securities and Exchange Commission (“SEC”) and other regulatory experience to help our clients maximize value and minimize risk in M&A and other high stakes transactions. The many services that we provide relating to investment banking, lender services, M&A integration, and structured finance and transaction services include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structures, and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value and perform services for clients involved in purchase price disputes such as assessing the consistent application of U.S. generally accepted accounting principles (“GAAP”), earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes.

We have the capacity to provide investment banking services in the U.S. through FTI Capital Advisors, LLC, our Financial Industry Regulatory Authority registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies.

Valuation & Financial Advisory Services. We provide clients with the information necessary to manage a broad range of complex transactional and strategic situations requiring relevant, timely and sensitive information. Our strategic advisory and transaction support provides business valuation, intangible asset valuation, financial and strategic analyses, forecasting, strategic alternatives and transaction support services. We also provide transaction opinions (such as fairness, solvency, collateral valuation, intellectual property (“IP”) and intangible asset valuation opinions).

Our financial reporting and tax services include goodwill impairment analyses, portfolio valuations, equity compensation valuations, purchase price allocations, and estate and gift tax analyses and related opinions. We provide litigation support services (including expert witness testimony, damages valuations and analysis, court-ready reports and opinions, and opposing and corroborating expert reports) covering a broad spectrum of industries and situations.

Dispute Advisory. We provide independent litigation consulting, including bankruptcy and avoidance litigation and industry-specific civil, commercial and regulatory dispute services. Our bankruptcy and avoidance litigation services include consulting, expert witness and trial services related to preferential payments, solvency and fraudulent conveyances, substantive consolidation, claims litigation, plan feasibility, valuation disputes and board fiduciary assessments.

Our commercial and regulatory dispute services involve industry specific expertise relating to industry standards and customary practices, economic damages, fact finding, and forensic review and analysis, primarily related to the automotive, hospitality, gaming and leisure, real estate and infrastructure, retail and consumer products, structured finance, and telecom, media and technology industries (“TMT”).

Tax Services. We advise businesses on a variety of tax matters ranging from tax transaction support to best practice process implementation and structuring. We provide advisory services relating to corporate, partnership, and real estate investment trust (“REIT”) and real estate tax compliance and reporting, international taxation, debt restructuring, foreign, state and local taxes, research and development, transfer pricing, tax valuation services and value added taxation.

Forensic and Litigation Consulting

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with multidisciplinary, independent dispute advisory, investigations, data analytics, forensic accounting, business intelligence and risk mitigation services, as well as interim management and performance improvement services for our health solutions practice clients. We advise our clients in response to allegations involving the propriety of accounting and financial reporting, fraud, regulatory scrutiny and anti-corruption. We assist our clients to protect enterprise value by (i) quantifying damages and providing expert testimony in a wide range of dispute situations: claims and liabilities, government and regulatory inquiries, investigations and proceedings, litigation, IP, professional malpractice, lost profits, valuations, breach of contract, purchase price disagreements, business interruption, environmental claims, construction claims and fraud, (ii) employing forensic accounting and complex modeling to analyze financial transactions, and (iii) identifying, collecting, analyzing and preserving structured information within enterprise systems. We have the capacity to provide our full array of practice offerings across jurisdictional boundaries around the world.

In 2016, the offerings of our Forensic and Litigation Consulting segment included:

Forensic Accounting & Advisory Services. We assist U.S. and multinational clients with responding to allegations involving the propriety of accounting, financial reporting, fraud, regulatory scrutiny and anti-corruption inquiries. We identify, collect, analyze and interpret financial and accounting data and information for fraud, accounting, complex financial reporting, audit and special committee investigations. We analyze issues, identify options and make recommendations to respond to financial misstatements, financial restatements and inadequate disclosure allegations, claims, threatened and pending litigation, regulatory inquiries and actions and whistleblower allegations. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and render opinions, and prepare written reports. We have particular expertise investigating compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws, including the UK Anti-Bribery Act (the “UKBA”) and the Organisation for Economic Co-operation and Development (the “OECD”). We provide consulting assistance and expert witness services to securities counsel and their clients regarding inquiries and investigations initiated by the Divisions of Enforcement and Corporate Finance and Office of the Chief Accountant of the SEC. We assist clients in responding to inquiries from the Public Company Accounting Oversight Board.

Global Risk and Investigations Practice (“GRIP”). We utilize a multidisciplinary approach to conduct complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. We uncover actionable intelligence and perform value-added analysis to help our clients address and mitigate risks, protect assets, remediate compliance, make informed decisions and maximize opportunities. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, political risk assessments, business risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact-finding, domestic and international arbitration proceedings, asset searching and analysis, IP and branding protection, anti-money laundering consulting, ethics and compliance program design, and transactional due diligence. We help our clients navigate anti-bribery and anticorruption risk proactively (assessing and mitigating risk) and reactively (responding to allegations with multidisciplinary investigation, forensic accounting and information preservation experts). We help clients institute the necessary internal controls with which to comply, and we investigate suspected violations of the FCPA and other anti-corruption laws, including the UKBA and OECD. We also develop remediation and monitoring plans, including the negotiation of settlement agreements. Through our services, we uncover actionable intelligence and perform value-added analysis to help our clients and other decision makers address and mitigate risk, protect assets, remediate compliance deficiencies, make informed decisions and maximize opportunities.

Dispute Advisory Services. We provide early case assessment and pre-trial, in-trial and post-trial dispute advisory services, in judicial and a broad range of alternative dispute resolution and regulatory forums, to help clients assess potential, threatened and pending claims resulting from complex financial and economic events and transactions, and accounting and professional malpractice allegations. We analyze records and information, including electronic information, to locate assets, trace flows of funds, identify illegal or fraudulent activity, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, quantify damages and prepare for trial or settlement. In many of our engagements, we also act as an expert witness.

Intellectual Property. We help our clients successfully deal with the myriad of challenges and complexities of IP management. We provide litigation support and damages quantification, tangible and intangible IP valuation, royalty compliance, licensing and technology, and IP management and commercialization services. Our experts also assist clients with resolving brand integrity issues, such as counterfeiting, through brand development, marketing research, investigations and protection. We perform economic and commercial analyses necessary to support International Trade Commission Section 337 investigations used to prevent certain products from entering the U.S.

Trial Services. We work as part of the team advising and supporting clients in large and highly complex civil trials. Through the use of our proprietary information technology, we turn facts and ideas into presentations and information that drive decisions. We help control litigation costs, expedite the in-trial process, prepare evidence, and help our clients to readily organize, access and present case-related data. Our proprietary TrialMax® software integrates documents, photographs, animations, deposition videos, audios and demonstrative graphics into a single trial preparation and presentation tool. Our graphics consulting services select the most appropriate presentation formats to maximize impact and memorability and then create persuasive graphic presentations that support, clarify and emphasize the key themes of a case. We provide illustrations and visual aids that help simplify complex technical subjects for jurors through opening and closing statement consulting, witness presentations, research presentations, exhibit plans and outlines, hardboards, scale models, storyboards, timelines, and technical and medical illustrations.

Financial & Enterprise Data Analytics. We deliver strategic business solutions for clients requiring in-depth identification, analysis and preservation of large, disparate sets of financial, operational and transactional data. We map relationships among various information systems and geographies, mine for specific transactions and uncover patterns that may signal fraudulent activity or transactional irregularities. We assist with recovering assets and designing and implementing safeguards to minimize the risk of recurrence. We produce detailed visualizations from complex data, making it easier to identify abnormalities and share information. We also have the expertise to perform system and information technology (“IT”) audits and due diligence.

Compliance, Monitoring & Receivership. Our expert industry professionals provide full-scale assessments and process improvement and support services for compliance programs, as well as act as independent monitors or in support of trustees, monitors, receivers and examiners. In matters involving the appointment of monitors, receivers or examiners by courts or regulators, our experts possess the necessary independence and skills to test and monitor compliance with and the continuing effectiveness of the terms of settlements or reforms across many industries and professions.

Business Insurance Claims. We assist clients to prepare and submit comprehensive, logical and well-documented claims for large property and casualty, business interruption, errors and omissions, builders’ risks, political risks, product liability, data breaches and other types of insured risks across a wide variety of industries and U.S. and foreign jurisdictions. We serve as testifying experts on insurance coverage litigation matters. We also assist our clients on pre-loss matters, such as business interruption values, insurable values and maximum probable loss studies.

Anti-Corruption Investigations & Compliance. We help clients mitigate corruption risks and investigate and prevent corruption issues arising from the FCPA, UKBA, Brazil’s Clean Company Act and other similar global statutes.

Health Solutions. We work with a variety of healthcare and life science clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial and legal challenges. We provide a one-company team of experts across the spectrum of healthcare disciplines. These professionals have specialized capabilities and a record of success across hospital operations and restructuring, healthcare economics, and stakeholder engagement and communication.

Economic Consulting

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making, and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in complex M&A transactions, antitrust litigation, commercial disputes, international arbitrations, regulatory proceedings, IP disputes and a wide range of financial litigation. We help clients analyze issues such as the economic impact of deregulation on a particular industry and the amount of damages suffered by a business as a result of a particular event. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex financial instruments), antitrust and competition regulation, business valuations, IP, transfer pricing and public policy.

In 2016, the offerings of our Economic Consulting segment included:

Antitrust & Competition Economics. We provide financial, economic and econometric consulting services to assist clients in public policy debates, regulatory proceedings and litigation. We apply our models to complex data in order to evaluate the likely effects of transactions on prices, costs and competition. Our professionals are experts at analyzing and explaining the antitrust and competition impact of diverse transactions and proceedings relating to M&A, price fixing, monopolization and abuse of a dominant position, exclusionary conduct, bundling and tying, and predatory pricing. Our services include financial and economic analyses of policy, regulatory and litigation matters. We provide expert testimony, testimony regarding class certifications and quantification of damages analyses for corporations, governments and public sector entities in the U.S. and around the world.

Business Valuation. We help clients identify and understand the value of their businesses in contentious and uncontentious situations. We provide business valuation, expert valuation and expert testimony services relating to traditional commercial disputes and other matters as diverse as transaction pricing and structuring, securities fraud, valuations for financial reporting, tax, regulatory and stakeholder investment compliance, solvency issues, fraudulent transfers, post-acquisition M&A disputes and transactions, and disputes between shareholders. We provide our clients with specialized valuation opinions and expert testimony involving international disputes before international courts of jurisdiction and arbitration tribunals. We assist our clients to make economic and investment decisions that significantly affect shareholder value, economic returns and capital allocation.

Intellectual Property. We help clients understand and maximize the value of their intangible business assets. We calculate losses from IP infringement, apply econometrics to develop pricing structures for IP valuations and licensing, manage the purchase or sale of IP assets, negotiate with tax authorities, and determine IP-related losses in legal disputes and arbitrations. We provide IP-related advice and expert opinions and testimony for commercial transactions, intergroup transfers, M&A and negotiations with taxing authorities to a wide range of industries.

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

Labor & Employment. We prepare economic and statistical analyses for clients facing disputes relating to wage and hour issues, class action, class certification, lost earnings and discrimination. Our experienced labor and employment team provide statistical analyses of data and damage exposure, review and rebut expert reports, calculate the economic value of a claim, determine if the purported class in labor and employment litigation meets legal requirements for certification, and provide expert testimony. We provide clients with statistical and economic analysis of Fair Labor Standards Act wage and hour issues, state wage and hour issues, employment discrimination issues, Equal Employment Opportunity Commission investigations, Office of Federal Contract Compliance Program audits, reduction-in-force assessments and compensation studies.

Public Policy. We advise clients regarding the impact of legislation and political considerations on industries and commercial transactions. We perform financial and economic analyses of policy and regulatory matters and the effect of legislation, regulations and political considerations on a wide range of issues facing our clients around the world, such as the environment, taxation and regulations relating to global competitiveness. We provide comparative analyses of proposed policy alternatives, division of responsibilities of federal and local regulators, the effects of regulations on risk sharing across constituencies and geographies, and unintended consequences. Our services include strategic and regulatory planning, program evaluation, regulatory and policy reform, tort liability, forecasting, public private partnerships and public finance.

Regulated Industries. We provide economic analysis, econometrics and network modeling to provide information to major network and regulated industry participants on the effects of regulations on global business strategies. We provide advice on pricing, valuation, risk management, and strategic and tactical challenges. We also advise clients on the transition of regulated industries to more competitive environments. Our services include economic analysis, econometrics and modeling, due diligence and expert testimony.

Securities Litigation & Risk Management. Our professionals apply economic theory, econometrics and the modern theory of finance to assess, quantify and manage risks inherent in global financial markets. We advise clients and testify on a variety of issues, including securities fraud, insider trading, initial public offering (“IPO”) allocations, market efficiency, market manipulation and forms of securities litigation. We also evaluate financial products such as derivatives, securitized products, collateralized obligations, special purpose entities, and structured financial instruments and transactions.

Center for Healthcare Economics and Policy. We support and facilitate the work of local governments, insurers, providers, physicians, employers and community-based stakeholders by providing data-driven strategies and solutions based on empirical analyses and modeling to reduce the per capita cost of healthcare, improve the health of populations, and enhance patient experience and access to care.

Network Analysis. We provide our clients with hindsight, insight and foresight by using our technology and experience to visualize and evaluate relationships and flows between people, groups, markets, organizations, infrastructure, IT systems, biological systems and other interconnected entities in order to understand complex interconnected data. The information that we generate can be used by our clients to evaluate and defend insurance claims, support litigation and regulatory proceedings, detect fraud, identify trends and problematic events, certify class litigation claims, and investigate social and terrorist networks.

Economic Impact Analysis. We apply both market and macroeconomic models across a range of industries to analyze how markets and the broader economy react to changes in public policy and investments. Our clients use our analyses to formulate their strategic plans to educate key stakeholders, policymakers, regulators, the media and the public on the benefits and costs of their plans when determining the best course of action.

Technology

Our Technology segment offers a comprehensive portfolio of information governance and e-discovery software, services and consulting support to companies, law firms, courts and government agencies worldwide. Our services allow our clients to control the risk and expense of e-discovery events more confidently, as well as manage their data in the context of compliance and risk. Our proprietary Ringtail® suite of software and services helps clients locate, review and produce ESI, including email, computer files, voicemail, instant messaging, and cloud and social media stored data. Our consulting supports internal investigations, regulatory and global investigations such as under the FCPA and UKBA, litigation and joint defense, discovery and preparation, and antitrust and competition investigations, including second requests under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In 2016, the offerings of our Technology segment included:

Ringtail® E-Discovery Software. Our Ringtail® software product is a complex e-discovery and document review software platform designed to help law firms and corporate legal teams manage the complexity and scope of investigations and litigation for a predictable cost. Ringtail® software is highly scalable and designed to speed the legal review process and help clients find relevant information quickly and accurately. Ringtail® features patented visual analytics, concept clustering, predictive coding and other advanced features to accelerate document review. Ringtail® also processes and culls data, provides a broad range of features for quick data review and coding, and gives users a comprehensive set of redaction and production tools. Ringtail® is available on-premises, on-demand or in a Software as a Service deployment model. Our Ringtail® audio discovery service transforms audio files to reviewable, redactable and searchable files that can be analyzed and produced alongside other ESI.

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

Managed Document Review. We offer Acuity®, a managed review offering designed to optimize the speed of document review and reduce the cost and complexity of e-discovery at a single, predictable price. Managed review is a service that allows corporations and their law firms to improve the cost-effectiveness of their e-discovery processes via outsourced review and analysis of e-discovery data instead of performing these reviews themselves. With Acuity®, we drive review efficiency by leveraging the power and expertise of Ringtail® with rigorous budget oversight. Acuity® workflows enable collaboration between the corporation, law firm and our Acuity® review teams.

Collections & Computer Forensics. We help organizations meet requirements for collecting, analyzing and producing large amounts of data from a variety of sources, including email, voicemail, backup tapes, social media, the cloud, mobile devices, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisors understand technology-dependent issues. We also offer services to reconstruct data that has been deleted, misplaced or damaged.

Information Governance & Compliance Services. We consult on a wide range of legal, regulatory and investigative situations, and our discovery project capabilities span a broad spectrum of size and complexity. Our professionals work as an extension of our clients and their advisors to establish immediate solutions and best practices. Our professionals identify, forensically collect, secure and analyze data from a variety of sources, oversee processing, review and production of data, manage the discovery life cycle from identification through production, advise outside and in-house counsel, prepare cost estimates to support excess burden claims, develop repeatable and cross-matter procedures for legal departments, conduct corporate system inventories to develop sustainable data maps, and provide expert testimony to verify results and other matters.

FTI Investigations. Our “FTI Investigate” offering helps organizations quickly and defensibly manage investigations, whistleblower allegations, corporate due diligence, and financial fraud, FCPA and other types of investigations. FTI Investigate helps organizations quickly understand case facts, secure control of sensitive data, and defensibly preserve and review data in compliance with local data privacy laws.

Strategic Communications

Our Strategic Communications segment designs and executes communications strategies for management teams and boards of directors to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position, and preserve and grow their operations. We consult, design and implement strategies and communications relating to internal and external financial and business events and transactions, public affairs and government relations, investor relations, reputation management, branding and placement, digital design and marketing. We believe our integrated offerings, which include a broad scope of services, diverse industry coverage and global reach, are unique and distinguish us from other strategic communications consultancies.

In 2016, the offerings of our Strategic Communications segment included:

M&A Crisis Communications & Special Situations. We specialize in advising clients on their communications to investors and other audiences to help them protect their business, brand and market positions, and achieve fair valuations in capital markets. We employ a disciplined discovery process to identify preparedness gaps, assess the situation, plan for various possibilities, prepare and disseminate communications, and manage legal and political consequences. We provide ongoing investor relations advice, support and strategic consulting on issues that can impact enterprise value, including relating to investment positioning, corporate governance and disclosure policy, strategic boardroom and investor issues, capital markets intelligence, research and analysis of shareholder demographics, investor targeting, institutional investor and financial analyst meetings, investor perception audits, financial news and calendar management, peer monitoring and IPO communications. We provide services relating to a wide range of M&A scenarios, including transformative and bolt-on acquisitions, friendly and hostile takeovers, and activism defense. We also advise clients in situations that present threats to their valuation and reputation with investors such as proxy contests, financial restatements, shareholder activism, unplanned management changes and other crises. Our communications services are designed to address the concerns of all stakeholders. We seek to ensure the accurate representation of facts in the media and by other third parties.

Capital Markets Communications. We assist companies in delivering a consistent and credible narrative communicating pivotal events to investors and the investment community. We help business leaders engage with Wall Street and cultivate a growing shareholder base. We help companies articulate and present their entry into the equity markets, from articulating the strategic rationale and investment story to preparing the registration statement with the SEC to developing the road show for the IPO. We provide investor relations best practices programs and investor relations services and communications. We conduct perception audits and organize investor community events. We provide a wide range of research and analyses to our clients. We also help communicate leadership transitions and demonstrate new management credibility to investors.

Corporate Reputation. We both promote businesses and protect corporate reputations, creating solutions for our clients’ mission critical communications needs. Our services include crisis and issues management, reputational risk advisory, stakeholder identification, mapping and engagement, messaging and organization positioning, thought leadership consultancy, corporate social responsibility, strategic media relations, employee communications, engagement and change communications, media and presentation coaching, qualitative and quantitative research, sponsorship consultancy, and launch and event management.

Public Affairs & Government Relations. We advise senior business leaders and leading organizations around the world on how to manage relationships and communicate with governments, politicians and policymakers and respond to new regulation and regulatory changes. We advise governments on how to attract investors by improving their regulatory and legal frameworks. Our integrated global team is based in leading political centers, including Beijing, Brussels, London and Washington, D.C. We combine public policy, economic consulting and capital markets expertise with strategic communications and business advisory skills. We offer the full range of engagement programs, ranging from crisis management of imminent legislation to longer-term shaping of the policy environment. We use a range of qualitative and quantitative tools to establish our clients’ case in connection with government investigations, political and legislative engagement, public policy debates and business strategies, whether in terms of message refinement, policy mapping, reputation benchmarking, opinion polling and speech writing.

Employee Engagement & Change Communications. We help clients plan, design and implement internal communications and programs to increase employee engagement and understanding. We partner with our clients to understand their unique business environment and internal and external communications aspirations. Our services assist business leaders to communicate and navigate change and transformative events, including new strategy and vision introductions, leadership positioning, M&A, operating model changes, outsourcing or insourcing, workforce consolidations or reductions, and restructurings and reorganizations. Our services are designed to align stakeholder insights with organizational needs.

Digital & Creative Communications. We collaborate with clients to conceive and produce integrated design, content and digital strategies across all media and markets to advance business objectives with key stakeholders and the media. Our approach includes defining corporate and brand positioning, surveying the audience to gauge social sentiments and needs, demystifying complex business operations and situations, selecting a program that resonates with the marketplace, building the communications plan, launching the initiative for maximum visibility and evaluating the success of the program. We provide customized solutions to reach target audiences through digital channels. Our design and marketing teams specialize in corporate and brand identity development, website development, advertising, interactive marketing campaigns, video and animation, brochures, fact sheets, testimonials and other marketing materials, and annual report development. Our social media experts work with clients to identify and engage stakeholders through the most appropriate and useful paid and non-paid social and digital media outlets.

Strategy Consulting & Research. We provide in-depth market and stakeholder analyses to help our clients solve complex business and communications problems. We collaborate with professionals from across our practices and other disciplines, including public relations, investor relations and public affairs, to conduct customized research to identify perceptions, trends and opportunities within key stakeholder audiences. Our research services include reputation benchmarking, peer analysis, benchmarking and financial market valuations, brand awareness studies and brand extension audits, including customer focus groups, shareholder analysis and investor targeting, consumer trend analysis, public opinion polling and policymaker perception audits.

Our Industry Specializations

We employ professionals across our segments and practices who are qualified to provide both our core services plus a range of specialized consulting services and solutions that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries. The major industry groups that we service include:

Aerospace & Defense. Our aerospace and defense professionals provide services addressing the core issues related to the strategic growth and tactical priorities of commercial aviation, airlines, defense contractors, aviation maintenance, repair and overhaul and service providers, and security-oriented businesses. We help our clients navigate issues such as organic and inorganic growth, affordability, profitability, digital strategies, complex disputes with governments and regulators, regulatory audits, strategic communications and improvements to business systems.

Agriculture. Our agribusiness experts advise producers, accumulators and processers to address global concerns relating to the quality, quantity, biodiversity, commodity pricing and sustainable practices, and the effects of weather, climate change and animal rights activism on the food supply.

Automotive. Our automotive experts offer vehicle manufacturers, suppliers, retailers, vehicle financers and other automotive subsectors, as well as their creditors, lenders and other stakeholders, a comprehensive range of corporate finance and strategic communications services.

Construction. Our construction services professionals provide commercial management, risk-based advice, dispute resolution services and strategic communications counsel on complex projects across all construction and engineering industries. Our professionals are industry leaders who understand technical, business, regulatory and legal matters and are seasoned in giving expert testimony to ensure that every aspect of their capital program or project is properly governed, well-executed, regulatory compliant and fully supported from beginning to end.

Energy, Power & Products. Our professionals provide a wide array of advisory services that address the strategic, financial, restructuring, reputational, regulatory and legal needs of energy and utility clients involved in the production of crude oil, natural gas, refined products, chemicals, coal, electric power, emerging technologies, and renewable energy and clean energy technologies. Our professionals are involved in many of the largest financial and operational restructurings, regulatory and litigation matters involving energy and utility companies globally.

Environmental. Our environmental services professionals provide a comprehensive suite of services aimed at helping organizations manage and resolve specific environmental issues or programmatic challenges. Our services focus on the resolution of complex contamination, toxic tort, products liability, and insurance investigations and disputes before courts, regulators, mediators and alternative dispute tribunals.

Financial Institutions. Our professionals assist banks and financial services clients of all sizes and types in navigating through a changing environment of financial services regulations and enforcement actions, litigation threats, and economic and competitive challenges. We work with clients to manage risk, ensure compliance, resolve regulatory inquiries as they arise, and leverage their assets to protect and enhance enterprise value.

Healthcare and Life Sciences. Our professionals work with a wide variety of healthcare and life sciences clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial, regulatory and legal challenges. We provide a one-company team of experts across the spectrum of healthcare disciplines. These professionals have specialized capabilities and a record of success across hospital operations and restructuring, healthcare economics, regulatory compliance, and stakeholder engagement and communications.

Hospitality, Gaming and Leisure. Our professionals help hotels, resorts, casinos, timeshares and condo hotels with operational realignment, asset and interim management, strategic analysis and event readiness (e.g., IPO, receivership, bankruptcy) to preserve, protect and enhance asset and enterprise value.

Insurance. Our professionals combine their business and technical acumen to help insurers, reinsurers, captives, brokers, investors, regulators, corporations and their legal and business advisors address complex strategic and tactical issues. We apply methodologies and analytics to support the strategic requirements of our clients to protect assets, meet compliance requirements and achieve performance goals. Our professionals have a proven track record of effectively managing a broad range of large domestic and international engagements such as high-profile, discreet investigations and disputes, complex restructuring and enterprise-wide transformations, and the application of methodologies and analytics to innovate, improve performance, reduce risk and achieve compliance.

Mining. Our professionals assist mining businesses in understanding how to conduct business in emerging markets, M&A, capital market financing, commodity pricing, valuations and quantification of damages in dispute situations.

Public Sector. Our government contracts team assist businesses through all phases of public sector contracting, including complying with government regulations and managing government business, risk avoidance, dispute resolution and litigation support. Our public sector solutions team delivers services, including financial and performance improvement, risk management and forensic consulting, economic and public policy consulting, technology and data analytics, and strategic communications.

Real Estate and Infrastructure. Our professionals have the industry expertise and experience to help real estate owners, users, investors and lenders better navigate the real estate market’s complexities and manage its inherent risks. We represent leading public and private real estate entities and stakeholders, including REITs, financial institutions, investment banks, opportunity funds, insurance companies, hedge funds, pension advisors, owners and developers, offering services that help align strategy with business goals.

Retail and Consumer Products. Our professionals provide a full range of corporate finance, turnaround and restructuring expertise for retailers. We have experience in developing strategies for retail and consumer products companies to address internal and external challenges from inception through maturity. Our professionals have deep industry expertise in critical functional areas to help our clients drive performance and implement plans that will have sustained results. Our Fast Track™ approach utilizes highly developed frameworks and analytics to identify levers in the retail value equation that can be influenced quickly and serve to fund longer term strategic initiatives that drive shareholder value.

Telecom, Media and Technology. Our TMT team provides strategic, financial and operational consulting with industry specialists in wireline and wireless telecom, print and digital media, broadcast TV and radio, entertainment and content production, and technology companies of all types, including software, hardware, Internet business models and cloud-based technology. We provide targeted performance improvement strategies and implementation, commercial diligence and transaction advisory, M&A integration, carve-outs and divestitures planning, valuation, interim management, restructuring and strategic communications. We deliver original insights that help clients better understand company performance, consumer behavior, digital substitution, emerging technologies and disruptive trends in our industries.

Transportation. Our professionals provide corporate communications, financial communications, public affairs advice, strategy consulting and research to a broad range of organizations and companies involved in various forms of transportation, including rail, trucking and infrastructure.

Our Business Drivers

Factors that drive demand for our business offerings include:

•

M&A Activity. M&A activity is an important driver for all of our segments. We offer services for all phases of the M&A process. Our services during the pre-transaction phase include government competition advice and pre-transaction analysis. Our services during the negotiation phase include due diligence, negotiation and other transaction advisory services, government competition and antitrust regulation services, expert advice, asset valuations and financial communications advice. We also offer post-M&A integration and transformation services.

•

Financial Markets. Financial market factors, including credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates and capital market transactions, are significant drivers of demand for our business offerings, particularly our Corporate Finance & Restructuring and Strategic Communications segments.

•

Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, and more stringent and complex reporting requirements drive demand for our business offerings. The need to understand and address the impact of regulation and legislation, as well as the increasing costs of doing business, have prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws, such as SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act, have contributed to the demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and capabilities across practices with industry expertise. These factors drive demand for various practices and services of all our segments.

•

Litigation and Disputes. Litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for the services offered by many of our segments, particularly our Forensic and Litigation Consulting, Economic Consulting and Technology segments. Law firms and their clients, as well as government regulators and other interested third parties, rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process, and effectively present evidence.

•

Operational Challenges and Opportunities. Businesses facing challenges that require the evaluation and re-evaluation of strategy, risks and opportunities as a result of crisis-driven situations, competition, regulation, innovation and other events that arise in the course of business. These challenges include enterprise risk management, global expansion, competition from established companies, and emerging businesses and technologies doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their board need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with the specialized technical expertise of our practice offerings and industry expertise. These factors drive demand for various practices and services of all our segments.

•

Developing Markets. The growth of multinational firms and global consolidation can precipitate antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, corporate restructuring and bankruptcy activities, and antitrust and competition scrutiny. Companies in the developing world and multinational companies can benefit from our expert advice to access capital and business markets, comply with the regulatory and other requirements of multiple countries, structure M&A transactions and conduct due diligence, which drives demand for the services of our Corporate Finance & Restructuring, Economic Consulting, Technology and Strategic Communications segments.

Our Competitive Strengths

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•

Pre-eminent Businesses and Professionals. We believe that our segments include some of the pre-eminent practices and professionals in our industry today. During 2016, the awards and recognitions received by our segments include the following:

▪	FTI Consulting named by Forbes magazine in its inaugural list of America’s Best Management Consulting Firms in 17 categories
▪

FTI Consulting recognized by Corporate Counsel as a top service provider in the legal industry and as the #1 provider for crisis management, litigation valuation, case management software and corporate investigations support

▪	Corporate Finance & Restructuring ranked #1 Crisis Management Firm by The Deal Pipeline consecutively for the last nine years
▪

Forensic and Litigation Consulting recognized as the top Intellectual Property Litigation Consulting Firm in the 2016 Best of The National Law Journal reader rankings and voted #1 Intellectual Property Litigation Consulting Services provider in The National Law Journal’s Best of 2016 list, also named a leading Litigation Valuation Provider, Jury Consultant, Demonstrative Evidence Provider and Trial Technology Hot Seat Provider by the publications’ readers

▪

Economic Consulting’s subsidiary Compass Lexecon recognized as Most Highly Regarded Firms in Who’s Who Legal: Consulting Experts Guide with the most experts named ― 98 experts from 12 countries in 24 cities across the globe

▪	Technology named in 100 Companies That Matter in Knowledge Management List for sixth consecutive year by KMWorld magazine
▪	Strategic Communications recognized as PR Firm of the Year by the M&A Atlas Awards
•

Diversified Service Offerings. Our five reportable segments offer a diversified portfolio of practice groups providing services within our four geographic regions. Our broad range of practices and services, the diversity of our revenue streams, our specialized industry expertise and our global locations distinguish us from our competitors. This diversity helps to mitigate the impact of crises, events and changes in a particular practice, industry or country.

•

Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, and local, state and national governments and agencies in the U.S. and other countries. Additionally, 97 of the 100 law firms as ranked by American Lawyer Global 100: Most Revenue List, refer or engage us on behalf of multiple clients on multiple matters.

•

Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows. Our strong cash flow supports business operations, capital expenditures, and research and development efforts in our Technology segment and our ability to service our indebtedness and pursue our growth and other strategies.

•

Demand for Integrated Solutions and a Consultative Approach. Our breadth and depth of practice and service offerings and industry expertise across the globe drive demand by businesses that seek our integrated services and consultative approach covering different aspects of event-driven occurrences, reputational issues and transactions across different jurisdictions.

Our Business Strategy

We build client relationships based on the quality of our services, our reputation and the reputation of our professionals. We provide diverse complementary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

•

Leverage Our Practitioners, Businesses, Extensive Geographic Diversification and Relationships. We work hard to maintain and strengthen our core practices and competencies. We believe that our recognized expertise, client relationships and the quality of our reputation, coupled with our successful track record, size and geographic diversity, are the most critical elements in a decision to retain us. Many of our professionals are recognized experts in their respective fields.

•

Grow Organically. Our strategy is to grow organically by increasing headcount and market share to provide clients with a complete suite of services across our segments, as well as the industries and geographic regions in which we operate.

•

Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2016, we employed 3,596 revenue-generating professionals, many of whom have an established and widely recognized name in their respective service and industry specialization, and specialized industry expertise. Through our substantial staff of highly qualified professionals, we can handle a large number of complex assignments simultaneously. To attract and retain highly qualified professionals, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, cash incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled peers.

•	Enhance Profitability. We endeavor to manage costs, headcount, utilization, bill rates and pricing for both time and materials and alternative fee arrangements to operate profitably.
•

Acquisitions and Other Investments. We consider strategic and opportunistic acquisition opportunities on a selective basis. We seek to integrate completed acquisitions and manage investments in a way that fosters organic growth, expands our geographic presence or complements our segments, practices, services and industry focuses. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

Our Employees

Our success depends on our ability to attract and retain our expert professional workforce. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (who are CPAs accredited in business valuations), CPA-CFFs (who are CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. We also engage independent contractors to supplement our professionals on client engagements as needed. As of December 31, 2016, we employed 4,718 employees, of which 3,596 were revenue-generating professionals.

Employment Agreements

As of December 31, 2016, we had written employment arrangements with substantially all of our 413 Senior Managing Directors and equivalent personnel (collectively, “SMD”). These arrangements generally provide for fixed salary and participation in incentive payment programs (which, in some cases, may be based on financial measures such as EBITDA), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if such professional leaves our employment for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of a professional vary, depending on whether the person resigned with or without “good reason” or was terminated by us with or without “cause,” retired or did not renew, died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment arrangements with SMDs require some notice period be given by the parties prior to termination of employment and include covenants providing for restrictions on such SMD’s ability to compete and solicit employees of the Company following the end of their employment.

Incentive and Retention Payments

Our SMDs and other employees, consultants and professionals may receive incentive, retention or sign-on payments, on a case-by-case basis, through unsecured general recourse forgivable loans, equity awards or other payments (collectively, “Retention Awards”). We believe that providing these multi-year Retention Awards greatly enhances our ability to attract and retain our key professionals.

Some or all of the principal amount and accrued interest of the loans we make will be forgiven by us upon the passage of time, or their repayment will be funded by us through additional cash bonus compensation, provided that the recipient is an employee or consultant on the forgiveness date. In addition, upon certain termination events, accrued interest and the outstanding principal balance may be forgiven, including upon death, disability and, in some cases, retirement or termination by the Company without cause or the recipient with good reason, or the recipient may be required to repay the unpaid accrued interest and outstanding principal balance upon certain other termination events such as voluntary resignation, as provided in the applicable promissory note. The value of the forgivable loans we have made, in the aggregate, as well as on an individual basis, have been, and we anticipate will continue to be, significant. Our executive officers and outside directors are not eligible to receive loans, and no loans have been made to them.

Our executive officers, other members of senior management and outside directors, as well as employees and independent service providers, have received and will continue to receive equity awards, which may include stock option and share-based awards (including awards in the form of restricted stock, performance-based restricted stock units, deferred restricted stock units, and cash-settled stock appreciation rights and units), on a case-by-case basis, to the extent that shares are available under our stockholder-approved equity compensation plans. The value of such equity and cash-based awards, in the aggregate, as well as on an individual basis, has been and is expected to continue to be significant.

Recipients of sign-on or other retention payments, other than loans, may be required to repay a portion or all of the original payment upon a termination event.  These awards are typically smaller amounts in nature than forgivable loans and have a shorter service requirement than forgivable loans.

Select SMDs may participate in certain incentive compensation programs, such as our Senior Managing Director Incentive Compensation Program in the U.S., UK and Canada (the “ICP”) or the Key Senior Managing Director Incentive Plan (the “KSIP”).  The ICP was closed to new participants effective January 2015.  Participants were recommended by management and approved by the Compensation Committee of the Board of Directors of the Company.  The ICP and KSIP provide for a combination of forgivable loans, equity awards and retention bonuses that are paid over a number of years ― six to ten years ― depending on the program and economic value of the award.  These programs also require participants to defer a portion of their bonus in the form of cash or restricted stock over a two- to three-year period.

Marketing

We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals often learn about new business opportunities from their frequent contacts and close working relationships with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new and large engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. We also employ or contract with sales professionals who are tasked primarily with marketing the services of our Corporate Finance & Restructuring, Forensic and Litigation Consulting, Technology and Strategic Communications segments.

Clients

During the year ended December 31, 2016, no single client accounted for more than 10% of our consolidated revenues. Our Technology segment had two clients that individually accounted for 12% and 11%, respectively, of its total revenues for the year ended December 31, 2016. No other reportable segment had a single client that accounted for more than 10% of its respective total revenues for the year ended December 31, 2016. The loss of these clients by the Technology segment would not have a material adverse effect on FTI Consulting and our subsidiaries as a whole but could have a material adverse effect on such segment if that business was not quickly replaced. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, each law firm engages us on behalf of multiple clients.

Competition

We compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the service(s) or product(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, which offer a broad range of consulting services; investment banking firms; consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments; and small firms and independent contractors that provide one or more specialized services.

We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. Our Technology segment, and to a lesser extent our other segments, may also compete on price, although the critical nature of the services provided by our Corporate Finance & Restructuring, Forensic and Litigation Consulting, and Economic Consulting segments typically makes price a secondary consideration with respect to those segments. Since our businesses depend in a large part on professional relationships, there are low barriers of entry for professionals, including our professionals, electing to work independently, start their own firms or change employers.

Our Corporate Finance & Restructuring segment primarily competes with specialty boutiques providing restructuring, bankruptcy or M&A services and, to a lesser extent, large investment banks and global accounting firms.

Our Forensic and Litigation Consulting segment primarily competes with other large consulting companies and global accounting firms with service offerings similar to ours.

Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours.

Our Technology segment primarily competes with consulting and/or software providers specializing in e-discovery, ESI and the management of electronic content. Competitors may offer products and/or services intended to address one piece or more of those areas. There continues to be significant consolidation of companies providing products and services similar to our Technology segment, through M&A and other transactions, which may provide competitors access to greater financial and other resources than those of the Company. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development or react more quickly to new regulatory or legal requirements and other changes and may be able to innovate more quickly and efficiently. Our Ringtail® software has been facing significant competition from competing software products that are offered to end users on a commodity basis through licensing as opposed to our historical integrated product and consulting service offerings. In addition, companies compete aggressively against our Technology segment on the basis of price, particularly with respect to hosting and e-discovery services.

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

Patents, Licenses and Trademarks

We hold 89 U.S. patents and have 21 U.S. patent applications pending and zero pending U.S. provisional patent applications. We have filed 21 international patent applications under the Patent Cooperation Treaty, all of which have entered the National phase. We hold 24 non-U.S.-issued patents in Canada and Europe, and one non-U.S. patent application is pending in Canada. No additional patent applications have been issued or are pending in other countries covering various aspects of software of our Technology segment.

We have no pending U.S. patent applications and no pending international patent applications filed under the Patent Cooperation Treaty covering clock auctions. We rely upon non-disclosure, license and other agreements to protect our interests in these products.

We have registered Ringtail®, Attenex®, Acuity® and TrialMax®, and have filed to register Radiance™, as trademarks of FTI Consulting. We consider the Ringtail®, Attenex®, Acuity®, Radiance™ and our other technologies and software to be proprietary and confidential. We have also developed other e-discovery software products under the Ringtail® brand, which we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon non-disclosure agreements and contractual agreements and internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties, to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.

We have also developed marketing language such as “Critical Thinking at the Critical Time®” and “Experts with Impact™” and logos and designs. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions or, in some cases, applications have been filed and are pending. Certain FTI Consulting, Palladium and Compass-formative marks’ use is pursuant to certain Co-Existence, Consent and/or Settlement agreements. We believe we take the appropriate steps to protect our trademarks and brands.

Corporate Information

We incorporated under the laws of the state of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange (“NYSE”) under the symbol FCN. Our executive offices are located at 1101 K Street NW, Washington, D.C. 20005. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.

Financial Information on Industry Segments and Geographic Areas

We manage and report operating results through five reportable segments. We also administratively manage our business through four geographic regions. See “Risk Factors — Risks Related to Our Operations” for a discussion of risks related to international operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17, “Segment Reporting” in Part II, Item 8 of this Annual Report for a discussion of revenues, net income and total assets by business segment and revenues for the U.S., UK and all other foreign countries as a group.

Available Information

We make available, free of charge, on or through our website at http://www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report on Form 10-K, as well as other periodic reports filed with the SEC, may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 2 Hamill Road, North Building, Baltimore, Maryland 21210, telephone number 410-591-4800.

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

Risks Related to Our Reportable Segments

Changes in capital markets, M&A activity, legal or regulatory requirements, general economic conditions and monetary or geo-political disruptions, as well as other factors beyond our control, could reduce demand for our practice offerings or services, in which case our revenues and profitability could decline.

Different factors outside of our control could affect demand for a segment’s practices and our services. These include:

•	fluctuations in U.S. and/or global economies, including economic recessions and the strength and rate of any general economic recoveries;
•	the U.S. or global financial markets and the availability, costs and terms of credit and credit modifications;
•	the level of leverage incurred by countries or businesses;
•	M&A activity;
•	overexpansion by businesses causing financial difficulties;
•	business and management crises;
•	new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations;
•	other economic, geographic or political factors; and
•	general business conditions.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economies will have on our business or the business of any particular segment. Fluctuations, changes and disruptions in financial, credit, M&A and other markets, political instability and general business factors could impact various segments’ operations and could affect such operations differently. Changes to factors described above, as well as other events, including by way of example, contractions of regional economies, or the economy of a particular country, monetary systems, banking, real estate and retail or other industries; debt or credit difficulties or defaults by businesses or countries; new, repeals of or changes to laws and regulations, including changes to the bankruptcy and competition laws of the U.S. or other countries; tort reform; banking reform; a decline in the implementation or adoption of new laws of regulation, or in government enforcement, litigation or monetary damages or remedies that are sought; or political instability may have adverse effects on one or more of our segments or service, practice or industry offerings.

Our revenues, operating income and cash flows are likely to fluctuate.

We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share for reasons that include the number, size, timing and duration of client engagements; the timing of revenue recognition under GAAP, utilization of revenue-generating professionals; the types of engagements we are working on at different times; the geographic location of our clients or the location where services are rendered; billing rates and other fee arrangements; the length of billing and collection cycles; new hiring; business and asset acquisitions; and economic factors beyond our control. Our profitability is likely to decline if we experienced a decline in the number, size, duration or delay to the timing of client assignments and the utilization rates of our professionals; less profitable fee arrangements or discounting of fees; or increases in our receivable collection cycles. Our results are subject to seasonal and similar factors, such as during the fourth quarter when our professionals and our clients typically take vacations. We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments which are paid throughout the year. Also, the timing of investments or future acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows.

If we do not effectively manage the utilization of our professionals or billable rates, our financial results could decline.

Our failure to manage the utilization of our professionals who bill on an hourly basis, or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements, or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such events, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions; the number, type, size and timing of client engagements; the level of demand for our services; appropriate professional staffing levels, in light of changing client demands; utilization of professionals across segments and geographic regions; competition and acquisitions.

Segments may enter into engagements which involve more complicated non-time and material arrangements, such as fixed fees and time and materials with caps. Failure to effectively manage professional hours and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to less revenues or the costs of providing services under those types of arrangements exceeding the fees collected by the Company.

Factors that could negatively affect utilization in our Corporate Finance & Restructuring segment include the completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; low interest rates; and fewer, smaller and less complex M&A activity or less capital markets activity. Factors that could negatively affect utilization in our Forensic and Litigation Consulting segment include the settlement of litigation; fewer and less complex legal disputes; fewer class action suits; the timing of the completion of engagements; less government regulation or fewer regulatory investigations; and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include fewer, smaller and less complex M&A activity; less capital markets activity or fewer complex transactions, a reduced number of regulatory filings and less litigation, reduced antitrust and competition regulation or enforcement; fewer government investigations and proceedings; and the timing of client utilization of our services. Our global expansion into or within locations where we are not well-known or where demand for our services is not well-developed could also contribute to low or lower utilization rates in certain locations. Factors that could adversely affect our Technology segment’s utilization include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. Factors that could adversely affect our Strategic Communications segment’s utilization include a decline in M&A or capital markets activity; fewer event-driven crises affecting businesses; fewer public securities offerings, and general economic decline that may reduce certain discretionary spending by clients.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.

Our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges that could result in financial liabilities. This may be true in light of general economic conditions; lingering effects of past economic slowdowns or recession; or business- or operations-specific reasons. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our segments. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.

We may receive requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We have been receiving these types of requests and negotiations more frequently and expect this to continue in the future. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure not to increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or at all, or that they will generate the same volume of work or revenues, or be as profitable as past engagements.

Certain of our clients prefer fixed and other alternative fee arrangements that place cost ceilings or other limitations on our fee structure or may shift more of our revenue-generating potential to back-end contingent and success fee arrangements. With respect to such alternative fee arrangements, we may discount our rates initially, which could mean that the cost of providing services exceeds the fees collected by the Company during all or a portion of the term of the engagement. In such cases, the Company’s failure to manage the engagement efficiently or collect the success or performance fees could expose the Company to a greater risk of loss on such engagement than other fee arrangements or may cause variations in the Company’s revenues and operating results due to the timing of achieving the performance-based criteria, if achieved at all. A segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagements, adversely affecting the financial results of the segment.

Our Technology segment faces certain risks, including (i) industry consolidation and a heightened competitive environment, (ii) client concentration, (iii) downward pricing pressure, (iv) technology changes and obsolescence, (v) failure to protect client information against cyber attacks and (vi) failure to protect IP used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.

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

Our Technology segment relies on a few clients for a greater proportion of its revenues than our other segments. For the year ended December 31, 2016, two clients of our Technology segment accounted for approximately 12% and 11%, respectively, of the segment’s annual revenues.

Our Technology segment has been experiencing increasing competition from companies providing similar services at lower prices, particularly with respect to hosting and e-discovery services.

The success of our Technology segment and its ability to compete depends significantly on our technology and other IP, including our proprietary Ringtail® software, Acuity® e-discovery offering, and other proprietary information and IP rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail® software or other products. Our software may not keep pace with necessary changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, be price competitive with other companies providing similar software or products, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the impact could adversely affect our operating margins and financial results.

Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our Technology segment, which hosts client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

We rely on a combination of copyrights, trademarks, patents, trade secrets, confidentiality and other contractual provisions to protect our assets. Our Ringtail® software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Certain aspects of our Technology segment software are protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our IP by employees or third parties could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for unauthorized or misuse of our IP may not adequately compensate us for the damages caused by unauthorized use.

If we (i) fail to compete effectively, including by offering our software and services at a competitive price, (ii) are unable to keep pace with industry innovation and user requirements, (iii) are unable to replace clients or revenues as engagements end or are canceled or the scope of engagements are curtailed, or (iv) are unable to protect our clients’ or our own IP and proprietary information, the financial results and profitability of this segment and the Company would be adversely affected. There is no assurance that we can replace clients or the revenues from engagements, eliminate the costs associated with those engagements, find other engagements to utilize our professionals, develop competitive products or services that will be accepted or preferred by users, offer our products and services at competitive prices, or continue to maintain the confidentiality of our IP and the information of our clients.

We may not manage our growth effectively, and our profitability may suffer.

We experience fluctuations in growth of our different segments, practices or services, including periods of rapid or declining growth. Periods of rapid expansion may strain our management team, or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to add or retain qualified managers, employees and contractors when needed, estimate costs, or manage our growth effectively, our business, financial results and financial condition may suffer.

We cannot assure that we can successfully manage growth through acquisitions and the integration of the companies and assets we acquire or that they will result in the financial, operational and other benefits that we anticipate. Some acquisitions may not be immediately accretive to earnings, and some expansion may result in significant expenditures.

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
•

different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results;

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

If we are not able to quickly adapt to or effectively manage our operations in geographic markets outside the U.S., our business prospects and results of operations could be negatively impacted.

Failure to comply with governmental, regulatory and legal requirements or with our company-wide Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation.

We have a robust Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees, and independent consultants and contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Securities Act and publicly traded on the NYSE, our executive officers, outside directors, employees and independent contractors are required to comply with the prohibitions against insider trading of our securities. In addition, we impose certain restrictions on the trading of securities of our clients. Nonetheless, we cannot assure you that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, independent consultants or contractors, or others who are subject to our policies and procedures could damage our reputation in the U.S. and internationally or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions, which could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits.

We may be required to recognize goodwill impairment charges, which could materially affect our financial results.

We assess our goodwill, trade names and other intangible assets, as well as our other long-lived assets as and when required by GAAP to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. It is possible that we may be required to record significant impairment charges in the future relating to that or other segments. Such charges have had and could have an adverse impact on our results of operations.

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

Despite fixed terms or renewal provisions, we could face retention issues during and at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new or extend employment agreements with SMDs. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty in staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals becomes too high. The implementation of new compensation arrangements may result in the concentration of potential turnover in future years.

We incur substantial costs to hire and retain our professionals, and we expect these costs to continue and to grow.

We may pay hiring or retention bonuses to secure the services of professionals. Those payments have taken the forms of unsecured general recourse forgivable loans, stock option, restricted stock, cash-based stock appreciation rights and other equity- and cash-based awards, and cash payments to attract and retain our professional employees. We make forgivable loans to KSIP participants and may provide forgivable or other types of loans to new hires and professionals who join us in connection with acquisitions, as well as to select current employees and other professionals on a case-by-case basis. The aggregate amount of loans to professionals is significant. We expect to continue issuing unsecured general recourse forgivable loans.

We also provide significant additional payments under the KSIP and annual recurring equity or cash awards under the ICP and other compensation programs, including awards in the form of restricted stock and other stock- or cash-based awards or, alternatively, cash if we do not have adequate equity securities available under stockholder-approved equity plans.

In addition, our Economic Consulting segment has contracts with select economists or professionals who provide for compensation equal to such individual’s annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expense for that segment being a higher percentage of revenues and EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company may enter into similar arrangements with other economists and professionals hired by the Company.

We rely heavily on our executive officers and the heads of our operating segments and industry leaders for the success of our business.

We rely heavily on our executive officers and the heads of our operating segments, regions and industries to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and the heads of our operating segments and industry and regional leaders must have a thorough understanding of our service offerings, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.

Professionals may leave our Company to form or join competitors, and we may not have, or may choose not to pursue, legal recourse against such professionals.

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to our professionals pursuing independent business opportunities or joining our competitors should be considered low. Although our clients generally contract for services with us as a Company, and not with an individual professional, in the event that a professional leaves, such clients may decide that they prefer to continue working with a specific professional rather than with our Company. Substantially all of our written employment arrangements with our SMDs include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with a former employee or client, or other concerns, outweighs the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, there may be times we may decide not to pursue legal action, even if it is available to us.

Risks Related to Our Client Relationships

If we are unable to accept client engagements due to real or perceived relationship issues, our revenues, growth, client engagements and prospects may be negatively affected.

Our inability to accept engagements from existing or prospective clients, represent multiple clients in connection with the same or competitive engagements, or any requirement that we resign from a client engagement may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, segments, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under U.S. federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party and order us to resign, which could result in disgorgement of fees. Acquisitions may require us to resign from a client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues.

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

Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Therefore, we are subject to the risk of professional and other liabilities. Although we believe we maintain an appropriate amount of insurance, it is limited. Damages and/or expenses resulting from any successful claim against us, for indemnity or otherwise, in excess of the amount of insurance coverage will be borne directly by us and could harm our profitability and financial resources. Any claim by a client or third party against us could expose us to reputational issues that adversely affect our ability to attract new or maintain existing engagements or clients or qualified professionals or other employees, consultants, or contractors.

Our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our utilization and revenues.

Our engagements center on transactions, disputes, litigation and other event-driven occurrences that require independent analysis or expert services. Transactions may be postponed or canceled, litigation may be settled or dismissed and disputes may be resolved, in each case with little or no prior notice to us. If we cannot manage our work in process, our professionals may be underutilized until we can reassign them or obtain new engagements, which can adversely affect financial results.

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results and profitability of the Company could be adversely affected.

We may not have, or may choose not to pursue, legal remedies against clients that terminate their engagements.

The engagement letters that we typically have with clients do not obligate them to continue to use our services and permit them to terminate the engagement without penalty at any time. Even if the termination of an ongoing engagement by a client could constitute a breach of the client’s engagement agreement, we may decide that preserving the overall client relationship is more important than seeking damages for the breach and, for that or other reasons, decide not to pursue any legal remedies against a client, even though such remedies may be available to us. We make the determination whether to pursue any legal actions against a client on a case-by-case basis.

Failures of our internal information technology systems controls or compromise of confidential or proprietary client or company information could damage our reputation, harm our businesses and adversely impact our results of operations.

Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our businesses, especially our Technology segment, which hosts client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.

Compromise of confidential or proprietary information could damage our reputation, harm our businesses and adversely impact our results of operations.

The Company’s own confidential and proprietary information and that of our clients could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors. A compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, third-party claims against us and reputational harm, including the loss of clients. The theft or compromise of our or our clients’ information could negatively impact our reputation, financial results and prospects. In addition, if our reputation is damaged due to a data security breach, our ability to attract new engagements and clients may be impaired or we may be subjected to damages or penalties, which could negatively impact our businesses, financial condition or results of operations.

Governmental focus on data privacy and security could increase our costs of operations.

In reaction to publicized incidents in which electronically stored personal and other information has been lost, accessed or stolen, or transmitted by or to third parties without permission, U.S. and non-U.S. governmental authorities have proposed, adopted or are considering proposing or adopting data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business in the U.S. or the applicable jurisdiction. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.

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

Our competitors include large organizations, such as the global accounting firms and the large management and financial consulting companies that offer a broad range of consulting services; investment banking firms; IT consulting and software companies, which offer niche services that are the same or similar to services or products offered by one or more of our segments; and small firms and independent contractors that focus on specialized services. Some of our competitors have significantly more financial resources, a larger national or international presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower cost-service offerings.

Since our business depends in large part on professional relationships, our business has low barriers of entry for professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers.

If we cannot compete effectively or if the costs of competing, including the costs of hiring and retaining professionals, become too expensive, our revenue growth and financial results could be negatively affected and may differ materially from our expectations.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and from seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their businesses or assets. The duration of post-employment non-competition and non-solicitation agreements typically ranges from six to 12 months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12 months. Certain activities may be carved out of, or otherwise may not be prohibited by, these arrangements. We cannot assure that one or more of the parties from whom we acquire a business or assets, or who do not join us or leave our employment, will not compete with us or solicit our employees or clients in the future. States and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees or sellers. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with a former employee or his clients, or other concerns, outweighs the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for our Company or a businesses that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

Risks Related to Acquisitions

We will consider future strategic or opportunistic acquisitions. In those cases, some or all of the following risks could be applicable.

We may have difficulty integrating acquisitions or convincing clients to allow assignment of their engagements to us, which can reduce the benefits we receive from acquisitions.

The process of managing and integrating acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and organic expansion of our existing operations. To the extent that we misjudge our ability to properly manage and integrate acquisitions, we may have difficulty achieving our operating, strategic and financial objectives.

Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;
•	disparate policies and practices;
•	client relationship issues;
•	decreased utilization during the integration process;
•	loss of key existing or acquired personnel;
•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;
•	dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions;
•	the assumption of legal liabilities;
•	future earn-out payments or other price adjustments; and
•	potential future write-offs relating to the impairment of goodwill or other acquired intangible assets or the revaluation of assets.

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

Asset transactions may require us to seek client consents to the assignment of their engagements to us or a subsidiary. All clients may not consent to assignments. In certain cases, such as government contracts and bankruptcy engagements, the consent of clients cannot be solicited until after the acquisition has closed. Further, such engagements may be subject to security clearance requirements or bidding provisions with which we might not be able to comply. There is no assurance that clients of the acquired entity or local, state, federal or foreign governments will agree to novate or assign their contracts to us.

The Company may also hire groups of selected professionals from another company. In such event, there may be restrictions on the ability of the professionals who join the Company to compete and work on client engagements. In addition, the Company may enter into arrangements with the former employers of those professionals regarding limitations on their work until any time restrictions pass. In such circumstances, there is no assurance that the Company will enter into mutually agreeable arrangements with any former employer, and the utilization of such professionals may be limited and our financial results could be negatively affected until their restrictions end. The Company could also face litigation risks from group hires.

We may be unable to take advantage of opportunistic acquisition situations, which may adversely affect our ability to expand or diversify our business.

At the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, competition for such acquisition, the cost of such acquisition, borrowing capacity under our senior secured bank revolving credit facility (our “Senior Bank Credit Facility”) or the availability and cost of alternative financing) may cause us to be unable to pursue or complete an acquisition.

An acquisition may not be accretive in the near term or at all.

Competitive market conditions may require us to pay a price that represents a higher multiple of revenues or profits for an acquisition. As a result of these competitive dynamics, cost of the acquisition or other factors, certain acquisitions may not be accretive to our overall financial results at the time of the acquisition or at all.

We may have a different system of governance and management from a company we acquire or its parent, which could cause professionals who join us from an acquired company to leave us.

Our governance and management policies and practices will not mirror the policies and practices of an acquired company or its parent. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of professionals who join our Company. Some professionals may choose not to join our Company or leave after joining us. Existing professionals may leave us as well. The loss of key professionals may harm our business and results of operations and cause us not to realize the anticipated benefits of the acquisition.

Due to fluctuations in our stock price, acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration, use of our shares as purchase price consideration may be dilutive or the owners of certain companies we seek to acquire may insist on stock price guarantees.

We may structure an acquisition to pay a portion of the purchase price in shares of our common stock. The number of shares issued as consideration is typically based on an average closing price per share of our common stock for a number of days prior to the closing of such acquisition. We believe that payment in the form of shares of common stock of FTI Consulting provides the acquired entity and its principals with a vested interest in the future success of the acquisition and the Company. Stock market volatility, generally, or FTI Consulting’s stock price volatility, specifically, may result in acquisition candidates being reluctant to accept our shares as consideration. In such cases, we may have to issue more shares if stock constitutes part of the consideration, pay the entire purchase price in cash or negotiate an alternative price structure. The result may be an increase in the cost of an acquisition.

Certain past acquisition-related agreements have contained stock price guarantees that resulted in cash payments in the future if the price per share of FTI Consulting common stock fell below a specified per share market value on the date restrictions lapse. There is no assurance that an acquisition candidate will not negotiate stock price guarantees, with respect to a future acquisition, which may increase the cost of such acquisition.

Risks Related to Our Indebtedness

Our leverage could adversely affect our financial condition or operating flexibility.

Our level of indebtedness could have important consequences on our future operations. Our Senior Bank Credit Facility and the indenture governing the 6% Senior Notes Due 2022 (“2022 Notes”) include negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur or assume certain liens;
•	make certain restricted payments, investments and loans;
•	create, incur or assume additional indebtedness or guarantees;
•	create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries;
•	engage in M&As, consolidations, sale-leasebacks, and other asset sales and dispositions;
•	pay dividends or redeem or repurchase our capital stock;
•	alter the business that we and our subsidiaries conduct;
•	engage in certain transactions with affiliates;
•	modify the terms of certain indebtedness;
•	prepay, redeem or purchase certain indebtedness; and
•	make material changes to accounting and reporting practices.

In addition, the Senior Bank Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense).

Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants. If we violate these covenants and are unable to obtain waivers, our indebtedness under the indenture, the Senior Bank Credit Facility or other applicable agreement could be declared in default and could be accelerated, which could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially and adversely affected. In addition, complying with these covenants may cause us to take actions that are not favorable to holders of the 2022 Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Despite our current level of indebtedness, we and our subsidiaries may still incur significant additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the 2022 Notes and our Senior Bank Credit Facility limit, but do not prohibit, us from incurring additional indebtedness and do not prevent us from incurring other liabilities that do not constitute indebtedness. In addition, the indenture that governs the 2022 Notes allows our domestic subsidiaries that guarantee the 2022 Notes and the Senior Bank Credit Facility to guarantee additional indebtedness from time to time. The indenture for the 2022 Notes also permits us to incur certain other additional secured debt, which would be effectively senior to the 2022 Notes. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness. If we incur new indebtedness or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, and other factors. We will not be able to control many of these factors, such as the general economy, economic conditions in the industries in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Senior Bank Credit Facility and the indenture that governs the 2022 Notes, may restrict us from pursuing any of these alternatives.

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

Substantially all of our U.S. subsidiaries guarantee our obligations under our 2022 Notes and Senior Bank Credit Facility and substantially all of their assets are pledged as collateral for the Senior Bank Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees and, in the case of the Senior Bank Credit Facility, similar security. If we default on any guaranteed indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on our U.S. subsidiaries’ assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

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

Our executive offices located in Washington, D.C., consist of 95,767 square feet under a lease expiring November 2021. Under leases expiring August 2017, we lease 53,474 square feet of office space for our principal corporate facilities located in Annapolis, Maryland. We also lease offices to support our operations in 36 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 28 countries — the UK, Ireland, France, Germany, Spain, Belgium, Denmark, Russia, Australia, Malaysia, Netherlands, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Panama, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and IP and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings, such as IP and securities litigation, the results are difficult to predict at all. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those anticipated at the time. We currently are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Our Common Equity and Related Stockholder Matters

Market Information. Our common stock trades on the NYSE under the symbol FCN. The following table lists the high and low sale prices per share for our common stock based on the closing sales price as reported on the NYSE for the periods indicated.

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$35.51	$30.41	$40.97	$36.21
June 30	$43.38	$34.23	$43.64	$37.41
September 30	$44.85	$40.75	$43.55	$38.72
December 31	$46.60	$38.96	$45.66	$33.62

Number of Stockholders of Record. As of January 31, 2017, the number of holders of record of our common stock was 209.

Dividends. We have not declared or paid any cash dividends on our common stock to date, and we currently do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain our earnings, if any, to finance the expansion of our business, to make acquisitions, to fund general corporate expenses or to repurchase shares of our common stock. Moreover, our Senior Bank Credit Facility and the indenture governing our 2022 Notes may restrict our ability to pay dividends. See Note 12, “Long-Term Debt” in Part II, Item 8 of this Annual Report for more information.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the number of shares of common stock of the Company to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans. In addition, the Company has made the following stock-based awards and issuances under our employee equity compensation plans:

•	4,992 shares of common stock issued as unvested stock-based awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) (the “2004 Plan”);
•	4,988 shares of common stock issued as unvested stock-based awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) (the “2006 Plan”);
•

1,160,998 shares of common stock issued as unvested stock-based awards, including restricted stock awards, performance-based restricted stock and unit awards, stock units and restricted stock unit awards, under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015) (the “2009 Omnibus Plan”);

•

137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as Amended and Restated (the “ESPP”) and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP effective January 1, 2009; and

•

4,989 shares of common stock issued as unvested restricted stock awards as employment inducement awards (“Inducement Awards”), as approved by the Compensation Committee of the Company’s Board of Directors on July 30, 2014. The remaining 38,290 unissued shares were deregistered with the SEC on October 7, 2014.

Equity Compensation Plan Information as of December 31, 2016

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share data)
Equity compensation plans approved by our security holders	2,319	(1)	$44.05	1,288	(2)
Equity compensation plans not approved by our security holders	54	(3)	36.75	—
Total	2,373		$43.89	1,288

(1)

Includes up to 22,776 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Plan; up to 700,361 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Plan; and up to 1,595,429 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)

Includes 1,287,549 shares of common stock available for issuance under our 2009 Omnibus Plan, all of which are available for stock-based awards (including deferred stock unit and restricted stock unit awards).

(3)

Includes up to 53,552 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our Inducement Awards to new executive officer hires pursuant to Rule 303.08 of the NYSE.

Issuances of Unregistered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2016.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value That May Yet Be Purchased under the Program
	(in thousands, except per share data)
October 1 through October 31, 2016	—		$—	77	(1)	$96,990
November 1 through November 30, 2016	25	(2)	$43.51	229	(3)	$87,656
December 1 through December 31, 2016	4	(4)	$45.66	146	(5)	$81,414
Total	29			452

(1)

On June 2, 2016, our Board of Directors authorized a stock repurchase program for up to $100.0 million of our outstanding common stock (the “2016 Repurchase Program”). During the month ended October 31, 2016, we repurchased and retired 77,000 shares of common stock, at an average per share price of $38.98, for an aggregate cost of $3.0 million.

(2)	This amount represents 25,314 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)

During the month ended November 30, 2016, we repurchased and retired 229,600 shares of common stock, at an average per share price of $40.63 under the 2016 Repurchase Program, for an aggregate cost of $9.3 million.

(4)	This amount represents 4,224 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(5)

During the month ended December 31, 2016, we repurchased and retired 145,700 shares of common stock, at an average per share price of $42.85 under the 2016 Repurchase Program, for an aggregate cost of $6.2 million.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 8 of this Annual Report.

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

Goodwill Impairment Charge

There were no goodwill impairment charges during the years ended December 31, 2016, 2015 and 2014.

For the years ended December 31, 2013 and 2012, we recorded an $83.8 million and $110.4 million goodwill impairment charge related to the Strategic Communications segment, respectively. The impairment charges were non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations.

Special Charges

During the year ended December 31, 2016, we recorded special charges of $10.4 million. The charges are related to the employee terminations in our Technology segment, health solutions practice of our Forensic and Litigation Consulting segment and Corporate infrastructure group. The charges consisted of severance, salary continuance and other contractual employee-related costs.

There were no special charges recorded during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded special charges of $16.3 million. The charges reflect the contractual post-employment payments and equity award expense, net of forfeitures of unvested equity and liability awards and annual bonus payments of former executive leaders, the termination of the Company’s corporate airplane lease, the closure of the Company’s former West Palm Beach executive office and related lease termination, and updated forecasts of expected sublease income for corporate and segment offices previously vacated.

During the year ended December 31, 2013, we recorded special charges of $38.4 million, of which $14.1 million was non-cash. The charges reflect certain executive leadership transition costs and costs related to actions we took to realign our workforce to address current business demands impacting our Corporate Finance & Restructuring and Forensic and Litigation Consulting segments and to reduce certain corporate overhead within our EMEA region.

During the year ended December 31, 2012, we recorded special charges of $29.6 million, of which $5.0 million was non-cash. The charges reflect actions we took to realign our workforce to address current business demands and global macroeconomic conditions impacting our Forensic and Litigation Consulting, Technology and Strategic Communications segments, to address certain targeted practices within our Corporate Finance & Restructuring and Economic Consulting segments, and to reduce excess real estate capacity. These actions include the termination of 116 employees, the consolidation of leased office space within nine office locations and certain other actions.

Stockholders’ Equity

2016 Stock Repurchase Program

On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the year ended December 31, 2016, we repurchased and retired 452,300 shares of our common stock for an average price per share of $41.06, at a total cost of $18.6 million, which was paid in full in 2016. As of December 31, 2016, we have $81.4 million available under this program to repurchase additional shares.

2015 Stock Repurchase Program

On November 5, 2015, our Board of Directors authorized a six-month stock repurchase program of up to $50 million (the “2015 Repurchase Program”). During the year ended December 31, 2015, we repurchased and retired 764,545 shares of our common stock for an average price per share of $34.68, at a total cost of $26.5 million, which was paid in full in 2015. During the year ended December 31, 2016, we repurchased and retired 85,100 shares of our common stock for an average price per share of $34.16, at a total cost of $2.9 million, which was paid in full in 2016. The 2015 Repurchase Program expired on May 5, 2016.

2012 Stock Repurchase Program

On June 6, 2012, our Board of Directors authorized a two-year stock repurchase program of up to $250.0 million (the “2012 Repurchase Program”). During the year ended December 31, 2013, we repurchased and retired 1,956,900 shares of our common stock for an average price per share of $36.35, at a cost of $71.1 million, of which $4.4 million was accrued and included in the Condensed Consolidated Balance Sheet, and $66.7 million was paid as of December 31, 2013. In January 2014, we paid the balance due of $4.4 million on our 2013 share repurchases. No shares were repurchased during the year ended December 31, 2014. The 2012 Repurchase Program expired on June 5, 2014.

Income Statement and Balance Sheet Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Income Statement Data
Revenues	$1,810,394	$1,779,149	$1,756,212	$1,652,432	$1,576,871
Operating Expenses
Direct cost of revenues	1,210,771	1,171,444	1,144,757	1,042,061	980,532
Selling, general and administrative expenses	434,552	432,668	433,845	394,681	378,016
Special charges	10,445	—	16,339	38,414	29,557
Acquisition-related contingent consideration	2,164	(1,200)	(1,676)	(10,869)	(3,064)
Amortization of other intangible assets	10,306	11,726	15,521	22,954	22,407
Goodwill impairment charge	—	—	—	83,752	110,387
	1,668,238	1,614,638	1,608,786	1,570,993	1,517,835
Operating income	142,156	164,511	147,426	81,439	59,036
Interest income and other	10,466	3,232	4,670	1,748	5,659
Interest expense	(24,819)	(42,768)	(50,685)	(51,376)	(56,731)
Loss on early extinguishment of debt	—	(19,589)	—	—	(4,850)
Income before income tax provision	127,803	105,386	101,411	31,811	3,114
Income tax provision	42,283	39,333	42,604	42,405	40,100
Net income (loss)	$85,520	$66,053	$58,807	$(10,594)	$(36,986)
Earnings (loss) per common share—basic	$2.09	$1.62	$1.48	$(0.27)	$(0.92)
Earnings (loss) per common share—diluted	$2.05	$1.58	$1.44	$(0.27)	$(0.92)
Weighted average number of common shares outstanding
Basic	40,943	40,846	39,726	39,188	40,316
Diluted	41,709	41,729	40,729	39,188	40,316

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$216,158	$149,760	$283,680	$205,833	$156,785
Working capital(1)	$404,716	$394,548	$489,749	$392,841	$366,563
Total assets	$2,225,368	$2,229,018	$2,391,599	$2,324,927	$2,256,877
Long-term debt, net, including current portion	$365,528	$494,772	$699,404	$703,684	$708,085
Stockholders’ equity	$1,207,358	$1,147,603	$1,102,746	$1,042,259	$1,068,232

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2016 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Historical results and any discussion of prospective results may not indicate our future performance.

Business Overview

FTI Consulting is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political and regulatory, reputational and transactional. Individually, each of our practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments.

We report financial results for the following five reportable segments:

Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of distressed and non-distressed practice offerings. Our distressed practice offerings include corporate restructuring (and bankruptcy) and interim management services. Our non-distressed practice offerings include financings, M&As, M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.

Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government clients and other interested parties with multidisciplinary, independent dispute advisory, investigations, data analytics, forensic accounting, business intelligence and risk mitigation services, as well as interim management and performance improvement services for our health solutions practice clients.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment offers a comprehensive portfolio of information governance and e-discovery software, services and consulting support to companies, law firms, courts and government agencies worldwide. Our services allow our clients to control the risk and expense of e-discovery events more confidently, as well as manage their data in the context of compliance and risk.

Our Strategic Communications segment designs and executes communications strategies for management teams and boards of directors to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position, and preserve and grow their operations.

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed fee or recurring retainer. These arrangements are generally cancelable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail® software products for use or installation within their own environments. We license certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenues are defined as revenues billed on a per-item, per-page or some other unit-based method and include revenues from data processing and hosting, software usage and software licensing. Unit-based revenues include revenues associated with our proprietary software that are made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions. On-premise revenues are comprised of upfront license fees, with recurring support and maintenance. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

We define acquisition growth as revenues of acquired companies in the first 12 months following the effective date of an acquisition. Our definition of organic growth is the change in revenues excluding the impact of all such acquisitions.

When significant, we identify the estimated impact of foreign currency translation (“FX”) driven by our businesses with functional currencies other than the U.S. dollar (“USD”), on the period-to-period performance results. The estimated impact of FX is calculated as the difference between the prior period results multiplied by the average foreign currency exchange rates to USD in the current period and the prior period results multiplied by the average foreign currency rates to USD in the prior period.

Non-GAAP Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with GAAP. Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to the following non-GAAP measures:

•	Total Segment Operating Income
•	Adjusted EBITDA
•	Total Adjusted Segment EBITDA
•	Adjusted EBITDA Margin
•	Adjusted Net Income
•	Adjusted Earnings per Diluted Share

We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 17, “Segment Reporting” in Part II, Item 8, “Financial Statement and Supplementary Data” of this Annual Report, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income (Loss) is a component of the definition of Adjusted Segment EBITDA.

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income (loss). We define Total Segment Operating Income (Loss), which is a non-GAAP financial measure, as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income (loss) before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted Segment EBITDA Margin as Adjusted Segment EBITDA as a percentage of a segment’s revenues.

We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We believe that the non-GAAP financial measures, which exclude the effects of remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges, when considered together with our GAAP financial results and GAAP measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results with the operating results of other companies.

We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that this non-GAAP financial measure, which excludes the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are included elsewhere in this filing.

Full Year 2016 Executive Highlights

Financial Highlights

	Year Ended December 31,
	2016	2015	% Growth
	(dollar amounts in thousands, except per share amounts)
Revenues	$1,810,394	$1,779,149	1.8%
Special charges(1)	$10,445	$—	100.0%
Loss on early extinguishment of debt(1)	$—	$19,589	-100.0%
Net income	$85,520	$66,053	29.5%
Adjusted EBITDA	$203,010	$205,762	-1.3%
Earnings per common share — diluted	$2.05	$1.58	29.7%
Adjusted earnings per common share — diluted	$2.24	$1.84	21.7%
Net cash provided by operating activities	$233,488	$139,920	66.9%
Total number of employees as of December 31	4,718	4,634	1.8%

(1)	Excluded from non-GAAP measures.

Revenues

Revenues increased $31.2 million, or 1.8%, from 2015 to 2016, which included a $32.8 million, or 1.8%, estimated negative impact of FX. Excluding the estimated impact of FX, revenues increased $64.0 million, or 3.6%. The increase in revenues was largely due to a higher demand for our M&A and non-M&A related antitrust services in our Economic Consulting segment and higher demand for restructuring services in our Corporate Finance segment. These increases were partially offset by reduced demand for consulting and managed review services in our Technology segment and lower demand in our health solutions practice in our FLC segment.

Special Charges

For the year ended December 31, 2016, we recorded special charges of $10.4 million related to the termination of 158 employees in our Technology segment, health solutions practice within our FLC segment and Corporate infrastructure group.  These actions were taken to address current business demands and to position the Company for future growth, as well as eliminate certain specialized service offerings that no longer support our strategic focus and reduce support costs. The special charges consisted of severance, salary continuance and other contractual employee-related costs.

Loss on Early Extinguishment of Debt

We recognized a $19.6 million loss on early extinguishment of debt for the year ended December 31, 2015, consisting primarily of a redemption premium of $14.3 million and a $4.9 million non-cash write-off of unamortized deferred financing costs. There was no loss on early extinguishment of debt during the year ended December 31, 2016.

Net Income

Net income increased $19.5 million, or 29.5%, from 2015 to 2016. This increase was due to the absence of the loss on early extinguishment of debt from the 2015 debt restructuring, lower interest expense in 2016 resulting from that debt restructuring and lower income tax expense due to the reversal of certain discrete tax reserves, partially reduced by the 2016 special charges described above and accelerated amortization of certain capitalized software assets in 2016.

Adjusted EBITDA

Adjusted EBITDA decreased $2.8 million, or 1.3%, from 2015 to 2016. Adjusted EBITDA was 11.2% of revenues for the year ended December 31, 2016 compared with 11.6% of revenues for the year ended December 31, 2015. The decrease in Adjusted EBITDA was driven primarily by the demand-driven declines in our Technology and FLC segments and the impacts of underutilization in certain practices where we continue to invest in key hires, partially offset by the high demand for antitrust services in our Economic Consulting segment and restructuring in our Corporate Finance segment.

Earnings Per Diluted Share and Adjusted Earnings Per Diluted Share

Earnings per diluted share increased $0.47 to $2.05 in 2016 compared with $1.58 in 2015.

Adjusted EPS, which excludes the impact of special charges, remeasurement of acquisition-related contingent consideration and loss on early extinguishment of debt, increased $0.40 to $2.24 in 2016 compared with $1.84 in 2015.

Liquidity and Capital Allocation

Cash balances increased by $66.4 million, or 44.3%, to $216.2 million for the year ended December 31, 2016. Cash provided by operating activities increased $93.6 million to $233.5 million in 2016 as compared with $139.9 million in 2015. The increase was primarily due to higher cash collections on billed receivables, lower payments for interest expense and favorable timing of other operating expense payments, which were partially offset by increased payments for compensation. Days sales outstanding (“DSO”) as of December 31, 2016 was 91 days compared with 97 days as of December 31, 2015. The six-day improvement resulted from a favorable mix of our receivables and improved collection cycles for several of our segments.

Additionally, the Company repaid $130.0 million of borrowings under the Senior Bank Credit Facility, which resulted in $70.0 million of revolver debt outstanding as of December 31, 2016 and repurchased 537,400 shares of our common stock for an average price per share of $39.97, at a total cost of $21.5 million.

On June 2, 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $100.0 million of our outstanding common stock. No time limit has been established for the completion of the 2016 Repurchase Program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2016, we have $81.4 million available under this program to repurchase additional shares.

2017 Initiatives

Subject to market conditions and future events, we expect to use the remaining $81.4 million available to repurchase shares in 2017 under the 2016 Repurchase Program.

We plan to exit our current D.C. office space and relocate to a new Washington, D.C. location during the second quarter of 2017.  Upon exiting our current space, we expect to incur lease termination charges net of expected sublease income, which will reduce earnings per diluted share by approximately $0.10 to $0.15. These lease termination charges will be excluded from the second quarter and full year 2017 Adjusted EPS.

Headcount

Our total headcount increased 1.8% from 4,634 as of December 31, 2015 to 4,718 as of December 31, 2016. The following table includes the net billable headcount additions (reductions) for the year ended December 31, 2016. The net reductions in the FLC and Technology segments were primarily driven by the programmatic employee terminations described in the “Special Charges” section above.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2015	838	1,131	599	349	599	3,516
Additions (reductions), net	57	(21)	57	(61)	48	80
December 31, 2016	895	1,110	656	288	647	3,596
Percentage change in headcount from prior year	6.8%	-1.9%	9.5%	-17.5%	8.0%	2.3%

RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$483,269	$440,398	$391,115
Forensic and Litigation Consulting	457,734	482,269	483,380
Economic Consulting	500,487	447,909	451,040
Technology	177,720	218,599	241,310
Strategic Communications	191,184	189,974	189,367
Total revenues	$1,810,394	$1,779,149	$1,756,212
Segment operating income (loss)
Corporate Finance & Restructuring	$91,481	$85,207	$46,913
Forensic and Litigation Consulting	49,088	58,185	83,180
Economic Consulting	68,842	57,912	55,282
Technology	(2,183)	22,832	46,906
Strategic Communications	23,110	21,723	15,603
Total segment operating income	230,338	245,859	247,884
Unallocated corporate expenses	(88,182)	(81,348)	(100,458)
Operating income	142,156	164,511	147,426
Other income (expense)
Interest income and other	10,466	3,232	4,670
Interest expense	(24,819)	(42,768)	(50,685)
Loss on early extinguishment of debt	—	(19,589)	—
	(14,353)	(59,125)	(46,015)
Income before income tax provision	127,803	105,386	101,411
Income tax provision	42,283	39,333	42,604
Net income	$85,520	$66,053	$58,807
Earnings per common share — basic	$2.09	$1.62	$1.48
Earnings per common share — diluted	$2.05	$1.58	$1.44

Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$85,520	$66,053	$58,807
Add back:
Income tax provision	42,283	39,333	42,604
Interest income and other	(10,466)	(3,232)	(4,670)
Interest expense	24,819	42,768	50,685
Depreciation and amortization	38,700	31,392	33,989
Amortization of other intangible assets	10,306	11,726	15,521
Special charges	10,445	—	16,339
Loss on early extinguishment of debt	—	19,589	—
Remeasurement of acquisition-related contingent consideration	1,403	(1,867)	(2,723)
Adjusted EBITDA	$203,010	$205,762	$210,552

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income	$85,520	$66,053	$58,807
Add back:
Special charges	10,445	—	16,339
Tax impact of special charges	(3,595)	—	(6,702)
Loss on early extinguishment of debt	—	19,589	—
Tax impact of loss on early extinguishment of debt	—	(7,708)	—
Remeasurement of acquisition-related contingent consideration	1,403	(1,867)	(2,723)
Tax impact of remeasurement of acquisition-related contingent consideration	(546)	747	1,005
Adjusted Net Income	$93,227	$76,814	$66,726
Earnings per common share — diluted	$2.05	$1.58	$1.44
Add back:
Special charges	0.25	—	0.40
Tax impact of special charges	(0.08)	—	(0.16)
Loss on early extinguishment of debt	—	0.47	—
Tax impact of loss on early extinguishment of debt	—	(0.19)	—
Remeasurement of acquisition-related contingent consideration	0.03	(0.04)	(0.07)
Tax impact of remeasurement of acquisition-related contingent consideration	(0.01)	0.02	0.03
Adjusted earnings per common share — diluted	$2.24	$1.84	$1.64
Weighted average number of common shares outstanding — diluted	41,709	41,729	40,729

Year Ended December 31, 2016 Compared with December 31, 2015

Revenues and Operating income

See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.

Special Charges

Special charges for the year ended December 31, 2016 were $10.4 million. See “Special Charges” in Part II, Item 6 of this Annual Report for an expanded disclosure. There were no special charges for the year ended December 31, 2015.

The following table details the 2016 special charges by segment.

2016 Special Charges	(in thousands)
Corporate Finance & Restructuring	$—
Forensic and Litigation Consulting	2,304
Economic Consulting	—
Technology	7,529
Strategic Communications	—
9,833
Unallocated Corporate	612
Total	$10,445

Unallocated Corporate Expenses

Unallocated corporate expenses increased $6.8 million, or 8.4%, to $88.2 million in 2016 from $81.3 million in 2015. The increase was primarily due to higher outside legal costs and higher regional performance-related compensation.

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, increased $7.3 million to $10.5 million for the year ended December 31, 2016 from $3.2 million for the year ended December 31, 2015.  The increase was due, in part, to an increase in net unrealized foreign currency transaction gains, as well as an adjustment of an acquisition-related liability.  These foreign currency transaction gains were $4.9 million for the year ended December 31, 2016, resulting principally from the weakening of the British Pound, compared with a $0.9 million loss for the year ended December 31, 2015.  Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency.  These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest Expense

Interest expense decreased $18.0 million, or 42.0%, to $24.8 million for 2016 from $42.8 million for 2015. Interest expense in 2016 was favorably impacted by a 1.3% reduction in average interest rates and a $184.2 million reduction in average borrowings in 2016 as compared with 2015, as a result of the debt restructuring completed in the third quarter of 2015, and the repayments of $130.0 million of borrowings under the Senior Bank Credit Facility in 2016.

Income Tax Provision

Our income tax provision was $42.3 million with an effective tax rate of 33.1% for 2016 as compared with the income tax provision of $39.3 million with an effective tax rate of 37.3% for 2015. The decrease in the effective tax rate in 2016 was mainly driven by the favorable impact of the reversal of an uncertain tax position upon the closure of certain income tax audits, as well as lower valuation allowances recorded on foreign net operating losses and favorable mix of earnings in foreign jurisdictions. The effective tax rates excluding discrete tax adjustments were 35.9% and 36.5% in 2016 and 2015, respectively.

Year Ended December 31, 2015 Compared with December 31, 2014

Revenues and Operating income

See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.

Special Charges

There were no special charges for the year ended December 31, 2015. Special charges for the year ended December 31, 2014 were $16.3 million. See “Special Charges” in Part II, Item 6 of this Annual Report for an expanded disclosure.

The following table details the 2014 special charges by segment.

2014 Special Charges	(in thousands)
Corporate Finance & Restructuring	$84
Forensic and Litigation Consulting	308
Economic Consulting	12
Technology	19
Strategic Communications	3
426
Unallocated Corporate	15,913
Total	$16,339

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $19.2 million, or 19.1%, to $81.3 million in 2015 from $100.5 million in 2014. Excluding the impact of special charges of $15.9 million recorded in 2014, unallocated corporate expenses decreased $3.3 million in 2015, or 3.9%. The decrease was primarily due to lower third-party costs related to strategic development efforts and executive search activities, the termination of the corporate airplane lease and closure of the West Palm Beach executive office in 2014, partially offset by an increase in corporate infrastructure department costs to support growth in the business and to support strategic initiatives.

Interest Income and Other

Interest income and other, which includes foreign currency transaction gains and losses, decreased by $1.4 million to $3.2 million in 2015 from $4.7 million in 2014. The decrease was due to a $1.2 million gain related to an insurance settlement in 2014, a $1.0 million loss on the sale of a foreign subsidiary in 2015 and $0.9 million lower interest income in 2015 relative to the prior year, partially offset by lower foreign currency transaction losses in 2015 relative to 2014. Transaction losses were $0.9 million for 2015 as compared with net losses of $2.8 million in 2014. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.

Interest Expense

Interest expense decreased $7.9 million, or 15.6%, to $42.8 million in 2015 from $50.7 million in 2014. Interest expense in 2015 was favorably impacted by lower average interest rates and borrowings compared with the same prior year period. This was primarily driven by the retirement of the 6 ¾% Senior Notes due 2020 (the “2020 Notes”). The retirement of the 2020 Notes was financed with a combination of cash and borrowings under the Senior Bank Credit Facility resulting in both significantly lower average debt balances and lower interest rates.

Income Tax Provision

Our income tax provision was $39.3 million with an effective tax rate of 37.3% for 2015 as compared with the income tax provision of $42.6 million with an effective tax rate of 42.0% for 2014. The decrease in the effective tax rate in 2015 was driven by lower valuation allowances recorded on foreign net operating losses, the favorable impact of change in state tax law and favorable mix of earnings in foreign jurisdictions.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA, which is a non-GAAP measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$85,520	$66,053	$58,807
Add back:
Income tax provision	42,283	39,333	42,604
Interest income and other	(10,466)	(3,232)	(4,670)
Interest expense	24,819	42,768	50,685
Loss on early extinguishment of debt	—	19,589	—
Unallocated corporate expense	88,182	81,348	100,458
Total segment operating income	230,338	245,859	247,884
Add back:
Segment depreciation expense	34,064	27,717	30,267
Amortization of other intangible assets	10,306	11,726	15,521
Segment special charges	9,833	—	426
Remeasurement of acquisition-related contingent consideration	1,403	(1,867)	(2,723)
Total Adjusted Segment EBITDA	$285,944	$283,435	$291,375

Other Segment Operating Data

	Year Ended December 31,
	2016	2015	2014
Number of revenue-generating professionals (at period end):
Corporate Finance & Restructuring	895	838	706
Forensic and Litigation Consulting	1,110	1,131	1,154
Economic Consulting	656	599	574
Technology(1)	288	349	344
Strategic Communications	647	599	566
Total revenue-generating professionals	3,596	3,516	3,344
Utilization rate of billable professionals(2):
Corporate Finance & Restructuring	65%	69%	67%
Forensic and Litigation Consulting	59%	64%	69%
Economic Consulting	73%	72%	75%
Average billable rate per hour(3):
Corporate Finance & Restructuring	$392	$383	$374
Forensic and Litigation Consulting	$327	$319	$321
Economic Consulting	$517	$512	$512

(1)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. Prior to 2014, we generally contracted with third-party agencies to source professionals; beginning in August 2014, we initiated a direct employment model to fill certain roles. We employed an average of 287 and 395 as-needed employees during the years ended December 31, 2016 and 2015, respectively, and an average of 295 as-needed employees during the period from August 2014 through December 31, 2014.

(2)

We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, local country standard work weeks and local country holidays. Available working hours include vacation and professional training days but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented utilization rates for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

(3)

For engagements where revenues are based on number of hours worked by our billable professionals, the average billable rate per hour is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except rate per hour)
Revenues	$483,269	$440,398	$391,115
Percentage change in revenues from prior year	9.7%	12.6%
Operating expenses:
Direct cost of revenues	306,894	271,530	263,599
Selling, general and administrative expenses	81,584	81,550	75,382
Special charges	—	—	84
Acquisition-related contingent consideration	—	(1,439)	(452)
Amortization of other intangible assets	3,310	3,550	5,589
	391,788	355,191	344,202
Segment operating income	91,481	85,207	46,913
Percentage change in segment operating income from prior year	7.4%	81.6%
Add back:
Depreciation and amortization of intangible assets	6,207	6,385	9,157
Special charges	—	—	84
Remeasurement of acquisition-related contingent consideration	—	(1,491)	(662)
Adjusted Segment EBITDA	$97,688	$90,101	$55,492
Gross profit (1)	$176,375	$168,868	$127,516
Percentage change in gross profit from prior year	4.4%	32.4%
Gross profit margin (2)	36.5%	38.3%	32.6%
Adjusted Segment EBITDA as a percent of revenues	20.2%	20.5%	14.2%
Number of revenue-generating professionals (at period end)	895	838	706
Percentage change in number of revenue-generating professionals from prior year	6.8%	18.7%
Utilization rates of billable professionals	65%	69%	67%
Average billable rate per hour	$392	$383	$374

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2016 Compared with December 31, 2015

Revenues increased $42.9 million, or 9.7%, from 2015 to 2016, which included a 1.8% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $50.9 million, or 11.6%. This increase was primarily due to higher demand for restructuring service offerings in North America and EMEA and higher demand for tax services in EMEA.

Gross profit increased $7.5 million, or 4.4%, from 2015 to 2016. Gross profit margin decreased 1.8 percentage points from 2015 to 2016. The decrease was primarily due to lower utilization, higher employee related costs, and increased headcount in North America and EMEA, partially offset by improved staff leverage in EMEA and $11.9 million in success fees in 2016.

Selling, general and administrative (“SG&A”) expenses were flat from 2015 to 2016, as higher infrastructure support costs and recruiting expenses to support additional headcount were offset by lower bad debt expenses as a result of collections on prior period bad debts. SG&A expenses were 16.9% of revenues in 2016 compared with 18.5% in 2015.

Year Ended December 31, 2015 Compared with December 31, 2014

Revenues increased $49.3 million, or 12.6%, from 2014 to 2015, which included a 3.6% estimated negative impact from FX. Excluding the estimated impact of FX, the revenues increase of $63.4 million, or 16.2%, was driven primarily by higher demand for the segment’s distressed and non-distressed service offerings in North America and higher demand in our transaction advisory services in EMEA, partially offset by lower demand and lower realized rates in our Asia Pacific restructuring practice.

Gross profit increased $41.4 million, or 32.4%, from 2014 to 2015. Gross profit margin increased 5.7 percentage points from 2014 to 2015. The majority of the margin increase is due to a higher mix of the segment’s distressed service offerings, where increased demand led to improved staff leverage and utilization in North America.

SG&A expenses increased $6.2 million, or 8.2%, from 2014 to 2015, which included a 4.9% estimated positive impact from FX. SG&A expenses were 18.5% of revenues in 2015 compared with 19.3% in 2014. Excluding the estimated positive impact of FX, the SG&A increase of $9.9 million, or 13.1%, was due to higher outside services, travel expense related to business development activities and employee compensation.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except rate per hour)
Revenues	$457,734	$482,269	$483,380
Percentage change in revenues from prior year	-5.1%	-0.2%
Operating expenses:
Direct cost of revenues	314,810	327,115	306,438
Selling, general and administrative expenses	89,526	94,717	90,707
Special charges	2,304	—	308
Acquisition-related contingent consideration	6	30	(866)
Amortization of other intangible assets	2,000	2,222	3,613
	408,646	424,084	400,200
Segment operating income	49,088	58,185	83,180
Percentage change in segment operating income from prior year	-15.6%	-30.0%
Add back:
Depreciation and amortization of intangible assets	6,490	6,082	7,914
Special charges	2,304	—	308
Remeasurement of acquisition-related contingent consideration	—	—	(934)
Adjusted Segment EBITDA	$57,882	$64,267	$90,468
Gross profit (1)	$142,924	$155,154	$176,942
Percentage change in gross profit from prior year	-7.9%	-12.3%
Gross profit margin (2)	31.2%	32.2%	36.6%
Adjusted Segment EBITDA as a percent of revenues	12.6%	13.3%	18.7%
Number of revenue-generating professionals (at period end) (3)	1,110	1,131	1,154
Percentage change in number of revenue-generating professionals from prior year	-1.9%	-2.0%
Utilization rates of billable professionals	59%	64%	69%
Average billable rate per hour	$327	$319	$321

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)

There were 86 revenue-generating professionals as of December 31, 2014 related to a business that was disposed of during 2015. Excluding these professionals, the total number of revenue-generating professionals of our Forensic and Litigation Consulting segment would have been 1,068 as of December 31, 2014.

Year Ended December 31, 2016 Compared with December 31, 2015

Revenues decreased $24.5 million, or 5.1%, from 2015 to 2016, which included a 1.1% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $19.2 million, or 4.0%, due to lower demand in our health solutions and global dispute advisory services practices. These decreases were partially offset by higher demand in our global risk and investigations and global financial and enterprise data analytics practices.

Gross profit decreased $12.2 million, or 7.9%, from 2015 to 2016. Gross profit margin decreased 1.0 percentage points from 2015 to 2016. This decrease was primarily due to lower utilization in our health solutions and global dispute advisory services practices, combined with higher compensation expense in our global risk and investigations practice, partially offset by higher utilization in our global financial and enterprise data analytics practices.

SG&A expenses decreased $5.2 million, or 5.5%, from 2015 to 2016. SG&A expenses were 19.6% of revenues in 2016 compared with 19.6% in 2015. The decrease in SG&A expenses was a result of higher severance expenses recorded in 2015 related to the departure of a senior managing director and lower bad debt expenses in 2015, partially offset by higher infrastructure support costs in 2016.

Year Ended December 31, 2015 Compared with December 31, 2014

Revenues decreased $1.1 million, or 0.2%, from 2014 to 2015, which included a 1.8% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $7.8 million, or 1.6%, due to a $9.0 million increase in success fees in our health solutions practice and higher demand in our construction solutions practice. These increases were partially offset by lower demand in our global dispute advisory services practice and lower realized rates in our health solutions practice.

Gross profit decreased $21.8 million, or 12.3%, from 2014 to 2015. Gross profit margin decreased 4.4 percentage points from 2014 to 2015. This was driven by a decrease in utilization in our global dispute advisory services and global risk and investigations practices and due to severance associated with the departure of practitioners across some of our practices.

SG&A expenses increased $4.0 million, or 4.4%, from 2014 to 2015, which included a $2.1 million, or 2.3%, estimated positive impact from FX. SG&A expenses were 19.6% of revenues in 2015 compared with 18.8% in 2014. Excluding the estimated positive impact of FX, the SG&A expenses increase of $6.1 million, or 6.7%, was driven by higher bad debt expenses in 2015 as compared with 2014, which was a result of collection on a prior period bad debt and higher business development expenses. This was partially offset by lower compensation related to the departure of certain senior personnel.

ECONOMIC CONSULTING

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except rate per hour)
Revenues	$500,487	$447,909	$451,040
Percentage change in revenues from prior year	11.7%	-0.7%
Operating expenses:
Direct cost of revenues	363,616	327,870	329,425
Selling, general and administrative expenses	67,330	61,213	66,159
Special charges	—	—	12
Acquisition-related contingent consideration	53	(318)	(885)
Amortization of other intangible assets	646	1,232	1,047
	431,645	389,997	395,758
Segment operating income	68,842	57,912	55,282
Percentage change in segment operating income from prior year	18.9%	4.8%
Add back:
Depreciation and amortization of intangible assets	5,260	4,794	5,115
Special charges	—	—	12
Remeasurement of acquisition-related contingent consideration	—	(376)	(1,127)
Adjusted Segment EBITDA	$74,102	$62,330	$59,282
Gross profit (1)	$136,871	$120,039	$121,615
Percentage change in gross profit from prior year	14.0%	-1.3%
Gross profit margin (2)	27.3%	26.8%	27.0%
Adjusted Segment EBITDA as a percent of revenues	14.8%	13.9%	13.1%
Number of revenue-generating professionals (at period end)	656	599	574
Percentage change in number of revenue-generating professionals from prior year	9.5%	4.4%
Utilization rates of billable professionals	73%	72%	75%
Average billable rate per hour	$517	$512	$512

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2016 Compared with December 31, 2015

Revenues increased $52.6 million, or 11.7%, from 2015 to 2016, which included a 2.1% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $62.1 million, or 13.9%, primarily due to higher demand for our M&A and non-M&A-related antitrust services and financial economics services in North America.

Gross profit increased $16.8 million, or 14.0%, from 2015 to 2016. Gross profit margin increased 0.5 percentage points from 2015 to 2016. This increase was primarily due to higher utilization and higher average realization in our M&A and non-M&A-related antitrust services and financial economics services in North America, largely offset by higher variable compensation.

SG&A expenses increased $6.1 million, or 10.0%, from 2015 to 2016. SG&A expenses were 13.5% of revenues in 2016 compared with 13.7% in 2015. The increase in SG&A expenses was driven primarily by higher legal costs, depreciation and amortization and employee-related costs to support additional headcount.

Year Ended December 31, 2015 Compared with December 31, 2014

Revenues decreased $3.1 million, or 0.7%, from 2014 to 2015, which included a 2.3% estimated negative impact from FX. Revenues increased $6.5 million, or 1.4%, as a result of an acquisition in late 2014. Excluding the estimated impact of FX and acquisition-related impacts, revenues increased $0.8 million primarily due to higher demand for our M&A-related antitrust and international arbitration services, which was partially offset by lower demand for our non-M&A-related financial economics and antitrust services.

Gross profit decreased $1.6 million, or 1.3%, from 2014 to 2015. Gross profit margin decreased 0.2 percentage points from 2014 to 2015. This was primarily driven by lower utilization in our non-M&A-related financial economics and antitrust services. This was partially offset by higher utilization in our M&A-related antitrust and international arbitration services, and higher realized rates in our non-M&A-related antitrust and financial economics services, as well as an accrual for a non-recurring employee state tax equalization obligation that reduced gross profit margin in 2014.

SG&A expenses decreased $4.9 million, or 7.5%, from 2014 to 2015, which included a $2.0 million, or 3.0%, estimated positive impact from FX. SG&A expenses were 13.7% of revenues in 2015 compared with 14.7% in 2014. Excluding the estimated positive impact of FX, the SG&A expenses decrease of $3.0 million, or 4.5%, was driven primarily by lower bad debt expenses in 2015, which was partially offset by higher technology infrastructure and legal costs, as well as general and administrative costs from the acquired business.

TECHNOLOGY

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Revenues	$177,720	$218,599	$241,310
Percentage change in revenues from prior year	-18.7%	-9.4%
Operating expenses:
Direct cost of revenues	107,591	123,859	125,371
Selling, general and administrative expenses	64,135	71,120	68,162
Special charges	7,529	—	19
Amortization of other intangible assets	648	788	852
	179,903	195,767	194,404
Segment operating (loss) income	(2,183)	22,832	46,906
Percentage change in segment operating income from prior year	-109.6%	-51.3%
Add back:
Depreciation and amortization of intangible assets	20,468	16,178	16,620
Special charges	7,529	—	19
Adjusted Segment EBITDA	$25,814	$39,010	$63,545
Gross profit (1)	$70,129	$94,740	$115,939
Percentage change in gross profit from prior year	-26.0%	-18.3%
Gross profit margin (2)	39.5%	43.3%	48.0%
Adjusted Segment EBITDA as a percent of revenues	14.5%	17.8%	26.3%
Number of revenue-generating professionals (at period end) (3)	288	349	344
Percentage change in number of revenue-generating professionals from prior year	-17.5%	1.5%

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.
(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Year Ended December 31, 2016 Compared with December 31, 2015

Revenues decreased $40.9 million, or 18.7%, from 2015 to 2016, which included a 1.2% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $38.2 million, or 17.5%, due to reduced demand for M&A-related second request activity and fewer large cross-border investigations. Consulting and managed review services declined largely due to a decrease in demand and lower realized pricing.

Gross profit decreased $24.6 million, or 26.0%, from 2015 to 2016. Gross profit margin decreased 3.8 percentage points to 39.5% from 2015 to 2016. The decrease in gross profit margin was due to lower demand and realized pricing for consulting and managed review services and $3.8 million in accelerated amortization of certain capitalized software assets in 2016.

SG&A expenses decreased $7.0 million, or 9.8%, from 2015 to 2016. SG&A expenses were 36.1% of revenues in 2016 compared with 32.5% in 2015. The decrease in SG&A expenses was due to lower compensation costs resulting from headcount reductions, as well as lower occupancy costs and infrastructure support costs. Research and development expenses related to software development were $17.5 million in 2016 compared with $19.5 million in 2015.

Year Ended December 31, 2015 Compared with December 31, 2014

Revenues decreased $22.7 million, or 9.4%, from 2014 to 2015, which included a 1.3% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues decreased $19.6 million, or 8.1%, largely due to reduced demand for cross-border investigations and financial services litigations, partially offset by an increase in M&A-related second request activity. Consulting revenues declined largely due to a decrease in demand as referenced above and also due to lower realized pricing on certain large clients. Other services revenues declined primarily due to lower realized pricing in hosting services, which were partially offset by higher volumes.

Gross profit decreased $21.2 million, or 18.3%, from 2014 to 2015. Gross profit margin decreased 4.7 percentage points to 43.3% from 2014 to 2015. The decrease in gross profit margin was due to lower realized pricing and lower utilization in consulting and due to a decline in pricing referenced above for other services, coupled with higher compensation and reduced leverage.

SG&A expenses increased $3.0 million, or 4.3%, from 2014 to 2015. SG&A expenses were 32.5% of revenues in 2015 compared with 28.2% in 2014. The increase in SG&A expenses was due to higher salaries resulting from increased headcount in the latter part of 2014 and early 2015, as well as higher occupancy costs, outside contractors for software maintenance, partially offset by lower variable compensation. Research and development expenses related to software development were $19.5 million in 2015 compared with $19.3 million in 2014. Additionally, there was an increase of $3.1 million in capitalization related to software development costs.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Revenues	$191,184	$189,974	$189,367
Percentage change in revenues from prior year	0.6%	0.3%
Operating expenses:
Direct cost of revenues	117,858	121,070	119,924
Selling, general and administrative expenses	44,409	42,720	48,890
Special charges	—	—	3
Acquisition-related contingent consideration	2,105	527	527
Amortization of other intangible assets	3,702	3,934	4,420
	168,074	168,251	173,764
Segment operating income	23,110	21,723	15,603
Percentage change in segment operating income from prior year	6.4%	39.2%
Add back:
Depreciation and amortization of intangible assets	5,945	6,004	6,982
Special charges	—	—	3
Fair value remeasurement of contingent consideration	1,403	—	—
Adjusted Segment EBITDA	$30,458	$27,727	$22,588
Gross profit (1)	$73,326	$68,904	$69,443
Percentage change in gross profit from prior year	6.4%	-0.8%
Gross profit margin (2)	38.4%	36.3%	36.7%
Adjusted Segment EBITDA as a percent of revenues	15.9%	14.6%	11.9%
Number of revenue-generating professionals (at period end)	647	599	566
Percentage change in number of revenue-generating professionals from prior year	8.0%	5.8%

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2016 Compared with December 31, 2015

Revenues increased $1.2 million, or 0.6%, from 2015 to 2016, which included a 3.9% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $8.5 million, or 4.5%, primarily due to higher project-based revenues in North America and EMEA, predominantly in financial communications and public affairs-related engagements.  These increases were partially offset by a $6.7 million reduction in pass-through revenues.

Gross profit increased $4.4 million, or 6.4%, from 2015 to 2016. Gross profit margin increased 2.1 percentage points from 2015 to 2016. Excluding the impact of net pass-through revenues, gross profit margin improved 0.7% due to a larger proportion of revenues coming from large-scale and higher margin engagements.

SG&A expenses increased $1.7 million, or 4.0%, from 2015 to 2016. SG&A expenses were 23.2% of revenues in 2016 compared with 22.5% in 2015. The increase in SG&A expense was primarily due to higher infrastructure support costs and compensation, partially offset by lower legal costs.

Year Ended December 31, 2015 Compared with December 31, 2014

Revenues increased $0.6 million, or 0.3%, from 2014 to 2015, which included a 6.6% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $13.1 million, or 6.9%, due to a $7.1 million increase in pass-through income and $6.0 million increase primarily from public affairs and crisis communications-related engagements in our North America, Asia Pacific and EMEA regions.

Gross profit decreased $0.5 million, or 0.8%, from 2014 to 2015. Excluding a 6.2% estimated negative impact from FX, gross profit increased $3.8 million. Gross profit margin decreased 0.4 percentage points from 2014 to 2015. The decrease in gross profit margin was primarily due to a higher proportion of revenues from lower margin pass-through income, which was partially offset by improved staff leverage.

SG&A expenses decreased $6.2 million, or 12.6%, from 2014 to 2015, which included a $3.0 million, or 6.2%, estimated positive impact from FX. SG&A expenses were 22.5% of revenues in 2015 compared with 25.8% in 2014. Excluding the estimated positive impact of FX, SG&A decreased $3.2 million, or 6.4%, primarily due to lower occupancy costs.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
Cash Flows	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$233,488	$139,920	$135,401
Net cash used in investing activities	$(30,132)	$(31,737)	$(57,595)
Net cash (used in) provided by financing activities	$(125,310)	$(235,962)	$6,330
DSO	91	97	97

We have generally financed our day-to-day operations, capital expenditures and acquisitions through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows generally exceed our cash needs subsequent to the second quarter of each year.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expenses. The timing of billings and collections of receivables, as well as compensation and vendor payments, affect the changes in these balances.

DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Net cash provided by operating activities increased $93.6 million, or 66.9%, from 2015 to 2016. This increase is primarily due to higher cash collections and lower payments for interest expenses and other operating expenses, which were partially offset by increased payments for compensation in 2016. DSO was 91 days as of December 31, 2016 compared with 97 days as of December 31, 2015.

Net cash used in investing activities decreased $1.6 million, or 5.1%, from 2015 to 2016. Payments for acquisitions of businesses were $1.3 million in 2016 compared with $0.6 million for 2015. Payment for the acquisition completed in 2016 by our Strategic Communications segment was $1.2 million, net of cash received. Payment for the acquisition completed in 2015 by our Economic Consulting segment was $0.6 million, net of cash received. Capital expenditures were $28.9 million for 2016 as compared with $31.4 million for 2015.

Net cash used in financing activities decreased $110.7 million, or 46.9%, from 2015 to 2016. Cash used in financing activities in 2016 included repayments of $130.0 million of borrowings under our Senior Bank Credit Facility and $21.5 million in common stock repurchases, partially offset by $21.7 million in cash received from the issuance of common stock under our equity compensation plan and the receipt of $4.0 million of refundable deposits related to one of our foreign entities. Net financing activities for 2015 included the retirement of the $400.0 million principal amount of our 2020 Notes for $414.7 million using cash on hand of $164.7 million and borrowings under our Senior Bank Credit Facility of $250.0 million. Subsequent to the debt tender offer and redemption, we repaid $50.0 million of the borrowings under our Senior Bank Credit Facility. In addition, we repaid the final $11.0 million in notes payable to former shareholders of acquired businesses in 2015. Financing activities in 2015 also included $16.7 million received from the issuance of common stock under our equity compensation plans and $3.2 million of refundable deposits related to one of our foreign subsidiaries, offset by $26.5 million in stock repurchases and $3.8 million in debt financing fees related to the Senior Bank Credit Facility.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Net cash provided by operating activities increased $4.5 million, or 3.3%, from 2014 to 2015. This increase is primarily due to lower forgivable loan funding, higher cash collections, lower payments for income taxes and other operating expenses, partially offset by increased payments for compensation in the year ended December 31, 2015. DSO was 97 days as of December 31, 2015, unchanged from DSO as of December 31, 2014.

Net cash used in investing activities decreased $25.9 million or, 44.9%, from 2014 to 2015. Payments for acquisitions of businesses were $0.6 million in the current year as compared with $23.5 million for 2014. Payments for the acquisition completed by our Economic Consulting segment in 2015 was $0.6 million, net of cash received. Payments for the acquisitions completed by our Forensic and Litigation Consulting segment in 2014 were $8.8 million, net of cash received. There were no payments of acquisition-related contingent consideration and stock floors in 2015 as compared with $14.6 million and $0.1 million, respectively, for 2014. Capital expenditures were $31.4 million for 2015 as compared with $39.3 million for 2014.

Net cash used in financing activities for 2015 was $236.0 million as compared with net cash provided by financing activities of $6.3 million for 2014. During the third quarter of 2015, we purchased $192.9 million of the 2020 Notes through a tender offer and redeemed $207.1 million of the 2020 Notes for a total of $414.7 million using $164.7 million of cash on hand and $250 million of borrowings under our Senior Bank Credit Facility. Subsequent to the debt tender offer and redemption, we repaid $50 million of the borrowings under our Senior Bank Credit Facility. In addition, we repaid the final $11.0 million in notes payable to former shareholders of acquired businesses in 2015. Financing activities in 2015 also included $16.7 million received from the issuance of common stock under our equity compensation plans and $3.2 million of refundable deposits related to one of our foreign subsidiaries, offset by $26.5 million in stock repurchases and $3.8 million in debt financing fees related to the Senior Bank Credit Facility. Our financing activities for 2014 included the receipt of $13.1 million of refundable deposits related to one of our foreign subsidiaries and $4.8 million from the issuance of common stock under our equity compensation plans, partially offset by $6.0 million in repayments of notes to former shareholders of acquired entities and $4.4 million paid to settle repurchases of our common stock that were made but not settled in the fourth quarter of 2013.

Capital Resources

As of December 31, 2016, our capital resources included $216.2 million of cash and cash equivalents and available borrowing capacity of $479.3 million under a $550.0 million revolving line of credit under our Senior Bank Credit Facility. As of December 31, 2016, we had $70.0 million of outstanding borrowings under our Senior Bank Credit Facility and $0.7 million of outstanding letters of credit, which reduced the availability of borrowings under the Senior Bank Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Senior Bank Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than U.S. dollars, including euro, British pound, Australian dollars and Canadian dollars.

The availability of borrowings, as well as issuances and extensions of letters of credit, under our Senior Bank Credit Facility are subject to specified conditions. We may choose to repay outstanding borrowings under the Senior Bank Credit Facility at any time before maturity without premium or penalty. Borrowings under the Senior Bank Credit Facility in U.S. dollars, euros, British pound and Australian dollar bear interest at an annual rate equal to the LIBOR plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points and (3) the one-month LIBOR plus 100 basis points. Borrowings under the Senior Bank Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian bankers’ acceptance rate plus an applicable margin or the Canadian prime rate plus an applicable margin. The Canadian prime rate means a fluctuating rate per annum equal to the higher of (1) the rate of interest in effect for such day as the prime rate for loans in Canadian dollars announced by Bank of America and (2) the Canadian bankers’ acceptance rate plus 100 basis points. Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $650.0 million.

Our Senior Bank Credit Facility and the indenture governing our 2022 Notes contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Senior Bank Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense). As of December 31, 2016, we were in compliance with all covenants as stipulated in the Senior Bank Credit Facility and the indenture governing our 2022 Notes.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;
•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;
•	debt service requirements, including interest payments on our long-term debt;
•	compensation for designated executive management and senior managing directors under our various long-term incentive compensation programs;
•	discretionary funding of our stock repurchase program;
•	contingent obligations related to our acquisitions;
•	potential acquisitions of businesses that would allow us to diversify or expand our service offerings; and
•	other known future contractual obligations.

We currently anticipate capital expenditures of $30 million to $40 million to support our organization during 2017, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.

Subject to market conditions and future events, we expect to use the remaining $81.4 million available to repurchase shares in 2017 under the 2016 Repurchase Program.

For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for the next 12 months or longer.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisitions, unexpected significant changes in numbers of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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

Future Contractual Obligations

The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2016. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2016 and prior to the September 2020 maturity date of our Senior Bank Credit Facility.

The interest obligation on our long-term debt assumes that our 2022 Notes will bear interest at their stated rates.

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Long-term debt	$370,000	$—	$—	$—	$70,000	$—	$300,000
Interest on long-term debt (1)	111,709	19,589	19,589	19,589	19,192	18,000	15,750
Operating leases	270,492	48,712	41,332	37,541	35,052	33,181	74,674
Total obligations	$752,201	$68,301	$60,921	$57,130	$124,244	$51,181	$390,424

(1)

In addition to the fixed interest payments on our 2022 Notes, interest on long-term debt from 2017 to 2020 includes projected future interest payments for amounts drawn on our Senior Bank Credit Facility using interest rates in effect as of December 31, 2016. These projected interest payments may differ in the future based on the balance outstanding on our Senior Bank Credit Facility, as well as changes in market interest rates.

Effect of Inflation

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

Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenues are deferred until all criteria for recognizing revenues are met. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts and other regulatory institutions. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdbacks as revenue prior to collection on a case-by-case basis. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time and expense, fixed fee, performance based and unit based.

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

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre determined set of professional services. Generally, the client agrees to pay a fixed fee over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenues are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

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

In our Technology segment, unit-based revenues are based on the amount of data stored or processed, number of concurrent users accessing the information, or number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. We also generate certain revenues from software licenses and maintenance. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize license revenues upon delivery of the license and recognize support and maintenance revenues over the term of the maintenance service period. Substantially all of our software license agreements do not include any acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenues until the earlier of customer acceptance or when the acceptance provisions lapse. Revenues from hosting fees are recognized based on units used over the term of the hosting agreement.

Some clients pay us a retainer before we begin work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate.

Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Revenues recognized, but not yet billed to clients, and amounts billed to clients in advance of work being performed have been recorded as “Unbilled receivables” and “Billings in excess of services provided,” respectively, in the Consolidated Balance Sheets.

Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from disputes that affect our ability to fully collect our billed accounts receivable, potential fee reductions negotiated by clients or imposed by bankruptcy courts and the inability of clients to pay our fees. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay may be partially mitigated to the extent that we may receive retainers from some of our clients prior to performing services.

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we later discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income and totaled $8.9 million, $15.6 million and $18.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We assess our goodwill for impairment using a fair value approach at the reporting unit level. The goodwill impairment test is a two-step process, if necessary. The provisions for the accounting standard of goodwill provide an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance. If an entity determines otherwise, Step 1 of the two-step impairment test is required. Step 1 involves determining whether the estimated fair value of the reporting units exceeds the respective carrying value. If the fair value exceeds the carrying value, goodwill of that reporting unit is not impaired. However, if the carrying value exceeds the fair value of the reporting unit, goodwill may be impaired and additional analysis is required. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

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

The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average cost of capital (“WACC”) based on our assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The WACC consists of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable with our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt and (4) an appropriate size premium.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as our businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable or “guideline” companies, which are subject to change based on the economic characteristics of our reporting units and the selection of reference transactions, if any, for which a fair value impact may be assessed based on market prices realized in an actual transaction. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth and EBITDA (earnings before interest expense, income taxes, depreciation and amortization), tax rates, capital expenditures, WACC, and related discount rates and expected long-term growth rates. The assumptions that have the most significant effect on our valuations derived using the income approach are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the discount rate. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved or market conditions significantly deteriorate, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment test or prior to that, if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.

For the 2016 annual goodwill impairment test performed as of the Company’s measurement date of October 1, 2016, we utilized the quantitative tests described above for each of our reporting units. Based on the results of Step1 of our goodwill impairment analysis, we determined that the estimated fair values of each of our reporting units significantly exceeded their respective carrying values and no further impairment testing was required. While the results of our 2016 annual goodwill impairment test indicate that none of our reporting units are at risk for impairment, the amount by which the estimated fair value of our Technology segment exceeded its carrying value declined from the amount of excess estimated fair value over carrying value as of October 1, 2015, the date of our previous goodwill impairment test. Significant reductions to our current estimates of cash flows for our reporting units, declines in the market participant multiples for comparable companies and reference transactions in the market could result in an impairment of goodwill in the future.

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from one to 15 years.

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

We record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. The evaluation of the need for a valuation allowance requires management judgment and could impact our financial results and effective tax rate.

Significant New Accounting Pronouncements

See Note 2, “New Accounting Standards” in Part II, Item 8, of this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, changes in the price of our common stock and changes in foreign exchange rates.

Interest Rate Risk

We are exposed to interest rate risk related to debt obligations outstanding. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate borrowings to changes in our interest expense. From time to time, we use derivative instruments, primarily consisting of interest rate swap agreements, to manage our interest rate exposure by achieving a desired proportion of fixed rate vs. variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes.

The following table presents principal cash flows and related interest rates by year of maturity for our 2022 Notes and a comparison of the fair value of the debt as of December 31, 2016 and 2015. The fair values have been determined based on quoted market prices for our 2022 Notes.

							December 31, 2016		December 31, 2015
Long-Term Debt	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$312,750	$300,000	$313,500
Average interest rate	—	—	—	—	—	6.0%	6.0%	—	6.0%	—
Variable rate	$—	$—	$—	$70,000	$—	$—	$70,000	$70,000	$200,000	$200,000
Average interest rate	—	—	—	2.3%	—	—	2.3%	—	1.9%	—

Foreign Currency Exchange Rate Risk

Exchange Rate Risk

Our foreign currency exposure primarily relates to intercompany receivables and payables and third-party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables, which are reviewed on a regular basis. In cases where settlement of intercompany balances is not practical, we may use cash to create offsetting currency positions to reduce exposure. Gains and losses from foreign currency transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income and to date have not had a material impact on our consolidated financial statements. See Note 5, “Interest Income and Other” in Part II, Item 8, of this Annual Report for information.

Translation of Financial Results

Most of our foreign subsidiaries operate in a currency other than the U.S. dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk currently relate to functional currency assets and liabilities that are denominated in the British pound, euro, Australian dollar and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar for the years ended December 31, 2016, 2015 and 2014. These translation adjustments are reflected in “Other comprehensive loss” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Changes in Net Investment of Foreign Subsidiaries	2016	2015	2014
	(in thousands)
British pound	$(34,329)	$(10,109)	$(13,710)
Euro	(1,274)	(4,379)	(5,451)
Australian dollar	922	(7,144)	(5,972)
Canadian dollar	328	(2,124)	(890)
All other	(7,531)	(4,971)	(3,156)
Total	$(41,884)	$(28,727)	$(29,179)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FTI Consulting, Inc. and Subsidiaries

Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.

Date: February 28, 2017

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (principal executive officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited FTI Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FTI Consulting Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 28, 2017

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements

The Board of Directors and Stockholders

FTI Consulting, Inc.

We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTI Consulting, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FTI Consulting Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of FTI Consulting Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 28, 2017

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$216,158	$149,760
Accounts receivable:
Billed receivables	365,385	405,000
Unbilled receivables	288,331	280,538
Allowance for doubtful accounts and unbilled services	(178,819)	(185,754)
Accounts receivable, net	474,897	499,784
Current portion of notes receivable	31,864	36,115
Prepaid expenses and other current assets	60,252	55,966
Total current assets	783,171	741,625
Property and equipment, net of accumulated depreciation	61,856	74,760
Goodwill	1,180,001	1,198,298
Other intangible assets, net of amortization	52,120	63,935
Notes receivable, net of current portion	104,524	106,882
Other assets	43,696	43,518
Total assets	$2,225,368	$2,229,018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$87,320	$89,845
Accrued compensation	261,500	227,783
Billings in excess of services provided	29,635	29,449
Total current liabilities	378,455	347,077
Long-term debt, net	365,528	494,772
Deferred income taxes	173,799	139,787
Other liabilities	100,228	99,779
Total liabilities	1,018,010	1,081,415
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 42,037 (2016) and 41,234 (2015)	420	412
Additional paid-in capital	416,816	400,705
Retained earnings	941,001	855,481
Accumulated other comprehensive loss	(150,879)	(108,995)
Total stockholders' equity	1,207,358	1,147,603
Total liabilities and stockholders' equity	$2,225,368	$2,229,018

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$1,810,394	$1,779,149	$1,756,212
Operating expenses
Direct cost of revenues	1,210,771	1,171,444	1,144,757
Selling, general and administrative expenses	434,552	432,668	433,845
Special charges	10,445	—	16,339
Acquisition-related contingent consideration	2,164	(1,200)	(1,676)
Amortization of other intangible assets	10,306	11,726	15,521
	1,668,238	1,614,638	1,608,786
Operating income	142,156	164,511	147,426
Other income (expense)
Interest income and other	10,466	3,232	4,670
Interest expense	(24,819)	(42,768)	(50,685)
Loss on early extinguishment of debt	—	(19,589)	—
	(14,353)	(59,125)	(46,015)
Income before income tax provision	127,803	105,386	101,411
Income tax provision	42,283	39,333	42,604
Net income	$85,520	$66,053	$58,807
Earnings per common share — basic	$2.09	$1.62	$1.48
Earnings per common share — diluted	$2.05	$1.58	$1.44
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(41,884)	$(28,727)	$(29,179)
Other comprehensive loss, net of tax	(41,884)	(28,727)	(29,179)
Comprehensive income	$43,636	$37,326	$29,628

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2013	40,526	$405	$362,322	$730,621	$(51,089)	$1,042,259
Net income	—	$—	$—	$58,807	$—	$58,807
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(29,179)	(29,179)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $1,451	413	4	9,895	—	—	9,899
Restricted share grants, less net settled shares of 188	242	3	(6,511)	—	—	(6,508)
Stock units issued under incentive compensation plan	—	—	1,674	—	—	1,674
Non-employee vesting of stock options	—	—	2,951	—	—	2,951
Share-based compensation	—	—	22,843	—	—	22,843
Balance at December 31, 2014	41,181	$412	$393,174	$789,428	$(80,268)	$1,102,746
Net income	—	$—	$—	$66,053	$—	$66,053
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(28,727)	(28,727)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $2,050	713	7	19,019	—	—	19,026
Restricted share grants, less net settled shares of 116	105	1	(4,372)	—	—	(4,371)
Stock units issued under incentive compensation plan	—	—	2,124	—	—	2,124
Purchase and retirement of common stock	(765)	(8)	(26,524)	—	—	(26,532)
Share-based compensation	—	—	17,284	—	—	17,284
Balance at December 31, 2015	41,234	$412	$400,705	$855,481	$(108,995)	$1,147,603
Net income	—	$—	$—	$85,520	$—	$85,520
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(41,884)	(41,884)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $2,051	820	8	25,234	—	—	25,242
Restricted share grants, less net settled shares of 137	520	5	(5,541)	—	—	(5,536)
Stock units issued under incentive compensation plan	—	—	1,842	—	—	1,842
Purchase and retirement of common stock	(537)	(5)	(21,484)	—	—	(21,489)
Share-based compensation	—	—	16,060	—	—	16,060
Balance at December 31, 2016	42,037	$420	$416,816	$941,001	$(150,879)	$1,207,358

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$85,520	$66,053	$58,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,700	31,392	35,126
Amortization and impairment of other intangible assets	10,306	11,726	15,521
Acquisition-related contingent consideration	2,164	(1,200)	(1,676)
Provision for doubtful accounts	8,912	15,564	18,252
Non-cash share-based compensation	16,920	17,951	22,848
Non-cash interest expense	1,985	2,521	2,691
Loss on early extinguishment of debt	—	19,589	—
Other	(1,204)	(760)	(522)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	3,471	(35,648)	(43,072)
Notes receivable	3,145	3,106	(18,253)
Prepaid expenses and other assets	(2,840)	(3,557)	10,733
Accounts payable, accrued expenses and other	3,268	(4,718)	980
Income taxes	22,012	18,491	15,283
Accrued compensation	40,350	4,780	11,106
Billings in excess of services provided	779	(5,370)	7,577
Net cash provided by operating activities	233,488	139,920	135,401
Investing activities
Payments for acquisition of businesses, net of cash received	(1,251)	(575)	(23,467)
Purchases of property and equipment	(28,935)	(31,399)	(39,256)
Other	54	237	5,128
Net cash used in investing activities	(30,132)	(31,737)	(57,595)
Financing activities
Borrowings (repayments) under revolving line of credit, net	(130,000)	200,000	—
Payments of long-term debt	—	(425,671)	(6,014)
Payments of debt issue costs	—	(3,843)	—
Deposits	4,006	3,227	13,071
Purchase and retirement of common stock	(21,489)	(26,532)	(4,367)
Net issuance of common stock under equity compensation plans	21,708	16,666	4,772
Other	465	191	(1,132)
Net cash (used in) provided by financing activities	(125,310)	(235,962)	6,330
Effect of exchange rate changes on cash and cash equivalents	(11,648)	(6,141)	(6,289)
Net increase (decrease) in cash and cash equivalents	66,398	(133,920)	77,847
Cash and cash equivalents, beginning of period	149,760	283,680	205,833
Cash and cash equivalents, end of period	$216,158	$149,760	$283,680
Supplemental cash flow disclosures
Cash paid for interest	$23,154	$46,965	$48,169
Cash paid for income taxes, net of refunds	$20,270	$20,654	$27,326
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,842	$2,124	$1,674

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar and share amounts in tables expressed in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FTI Consulting, Inc. including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political and regulatory, reputational and transactional. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments. We operate through five reportable segments: Corporate Finance & Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

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

Foreign Currency

Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive income (loss).”

Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Interest income and other” on our Consolidated Statements of Comprehensive Income. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. The most significant estimates made and assumptions used are the determination of the allowance for doubtful accounts and unbilled services, the assessment of the recoverability of goodwill and intangible assets and realization of deferred tax assets, the valuation of share-based compensation and the fair value of acquisition-related contingent consideration. Management bases its estimates on historical trends, current experience and other assumptions that it believes are reasonable.

Concentrations of Risk

We do not have a single customer that represents ten percent or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2016, we derived approximately 28% of our consolidated revenues from the work of professionals who are assigned to locations outside of the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. If, at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenues are deferred until all criteria for recognizing revenues are met. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by bankruptcy courts and other regulatory institutions. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdback as revenues prior to collection on a case-by-case basis.

We generate the majority of our revenues from providing professional services under four types of billing arrangements: time and expense, fixed fee, performance based and unit based.

1.

Time and expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time and expense engagements based on the hours incurred at agreed-upon rates, including discounts, as work is performed. In some cases, time and expense arrangements are subject to a cap, in which case we assess work performed on a periodic basis to ensure that the cap has not been exceeded.

2.

Fixed fee billing arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. Generally, the client agrees to pay a fixed fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed fee billing arrangements monthly over the specified contract term or, in certain cases, revenues are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

3.

Performance based or contingent billing arrangements require the client to pay fees based on the attainment of contractually defined objectives. Often this type of arrangement supplements a time and expense or fixed fee engagement, where payment of a performance based fee is deferred until the conclusion of the matter or upon the achievement of performance based criteria. We do not recognize revenues under performance based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

4.

Unit based revenues, predominantly in our Technology segment, are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit based engagements as the services are provided based on agreed-upon rates. Revenues from hosting fees are recognized based on the units used over the term of the hosting agreement. Additionally, we may provide client incentives in the form of volume fee discounts, which are recorded as a reduction of revenues.

We also generate certain revenues from software licenses and maintenance, predominantly in our Technology segment. We have vendor-specific objective evidence of fair value for support and maintenance separate from software for the majority of our products. Accordingly, when licenses of certain offerings are included in an arrangement with support and maintenance, we recognize the license revenues upon delivery of the license and recognize the support and maintenance revenues over the term of the maintenance service period. Our software license agreements generally do not include acceptance provisions. If an arrangement allows for customer acceptance of the software, we defer revenues until the earlier of customer acceptance or when the acceptance provisions lapse.

Some clients pay us a retainer before we begin work for them. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate.

Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Revenues recognized, but not yet billed to clients, have been recorded as “Unbilled receivables” in the Consolidated Balance Sheets.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes depreciation expense on the equipment of our Technology segment that is used to host and process client information, as well as amortization of software. Direct cost of revenues does not include an allocation of corporate overhead and non-billable segment costs.

Share-Based Compensation

Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or performance period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date.

We use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires the development of assumptions including volatility and expected term, which are based on our historical experience. The risk-free interest rate is based on the term of U.S. Treasury interest rates that is consistent with the expected term of the share-based award.

The fair value of restricted share awards and restricted stock units are measured based on the closing price of the underlying stock on the dates of grant. The fair value of performance share units that contain market-based vesting conditions are measured using a Monte Carlo pricing model. The compensation cost of performance stock units is based on the grant date fair value and is not subsequently reversed if it is later determined that the market condition is unlikely to be met or is expected to be lower than originally expected.

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

Research and Development

Research and development costs related to software development are expensed as incurred. When we have determined that technological feasibility for our software products is reached, development costs related to the project are capitalized until such products are available for general release to customers as discussed in “Capitalized Software to Be Sold, Leased or Otherwise Marketed.” Research and development expense related to software development totaled $17.5 million, $19.5 million and $19.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.

Advertising Costs

Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $15.9 million for the year ended December 31, 2016, $18.2  million for the year ended December 31, 2015 and $20.7 million for the year ended December 31, 2014.

Acquisition-Related Contingent Consideration

The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to adjust the discounted value of acquisition contingent consideration liabilities to their present value. Any remeasurement gain or loss and the accretion expense related to the increase in the net present value of the contingent liability are included in “Acquisition-related contingent consideration” on our Consolidated Statements of Comprehensive Income.

Income Taxes

Our income tax provision consists principally of U.S. federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S., as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and results of recent operations.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid short-term investments, principally money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase. In addition, we may invest in short-term investments with maturities greater than three months, consisting primarily of certificates of deposit and treasury bills. Any short-term investments are classified as available-for-sale and carried at fair value, based on quoted market prices or other readily available market information. Short-term investments are included in “Prepaid assets and other current assets” on our Consolidated Balance Sheets.

Allowance for Doubtful Accounts and Unbilled Services

We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from potential fee reductions negotiated by clients or imposed by bankruptcy courts or other regulatory agencies, the inability of clients to pay our fees, as well as from disputes that affect our ability to fully collect our billed accounts receivable. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s non-payment may be mitigated to the extent that we receive a retainer from some of our clients prior to performing services.

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income and totaled $8.9 million, $15.6 million and $18.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Notes Receivable from Employees

Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing service to the Company on the forgiveness date, and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. If the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans ratably over the requisite service period, which ranges from a period of one to 10 years. The amount of expense recognized at any date must at least equal the portion of the principal forgiven on the forgiveness date.

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

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from one to 15 years.

Impairment of Long-Lived Assets

We review long-lived assets such as property and equipment and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized.

Capitalized Software to Be Sold, Leased or Otherwise Marketed

We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, eligible software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on our Consolidated Balance Sheets. Unamortized capitalized software costs were $16.6 million and $17.6 million as of December 31, 2016 and 2015, respectively. Amortization expense for capitalized software costs was $12.0 million, $6.5 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases, this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements, such as tenant improvement allowances, cash inducements and rent abatements, are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent totaled $41.9 million and $44.9 million for the years ended December 31, 2016 and 2015, respectively.

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

2. New Accounting Standards

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against immediate recognition of current and deferred income tax effects on intra-entity transfers of assets other than inventory. This standard is effective January 1, 2019, although early adoption is permitted as early as January 1, 2017.  We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. This standard is effective January 1, 2018, although early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation, income tax consequences, and clarifies the statement of cash flows presentation for certain components of share-based awards, all of which are intended to simplify various aspects of the accounting for share-based compensation. The ASU will require that the difference between the actual tax benefit realized upon option exercise or restricted share or restricted stock unit release and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) to be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU will also require the excess tax benefit or detriment realized to be reflected as operating cash flows rather than financing cash flows. The standard is effective beginning January 1, 2017. If we had adopted this ASU on January 1, 2015, the provision for income taxes would have increased by $2.1 million, $2.0 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The actual benefit or detriment realized in future periods cannot be precisely estimated and will vary based on the timing and relative value realized for future share-based transactions.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenues are recognized at the time when goods or services are transferred to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. Based on our continuing assessment of the potential impact of this standard, we believe the adoption of this standard may impact the following:

•	Engagements that contain performance-based arrangements, in which we earn a success or completion fee when and if certain predefined outcomes occur;
•	Engagements with fixed-fees that have multiple performance obligations; and
•	Engagements that include discounting arrangements.

We have not completed our assessment and have not yet determined whether the impact of the adoption of this standard on our consolidated financial statements will be material. We will adopt this standard on January 1, 2018 but have not yet concluded on a transition approach. We expect to complete our assessment process, including selecting a transition method for adoption during the first half of 2017.

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

	Year Ended December 31,
	2016	2015	2014
Numerator — basic and diluted
Net income	$85,520	$66,053	$58,807
Denominator
Weighted average number of common shares outstanding — basic	40,943	40,846	39,726
Effect of dilutive stock options	281	388	375
Effect of dilutive restricted shares	485	495	628
Weighted average number of common shares outstanding — diluted	41,709	41,729	40,729
Earnings per common share — basic	$2.09	$1.62	$1.48
Earnings per common share — diluted	$2.05	$1.58	$1.44
Antidilutive stock options and restricted shares	1,404	1,734	2,967

4. Special Charges

During the year ended December 31, 2016, we recorded special charges of $10.4 million. The charges are related to employee terminations in our Technology segment, health solutions practice of our Forensic and Litigation Consulting segment, and Corporate infrastructure group. The charges consisted of salary continuance and other contractual employee-related costs.

There were no special charges recorded during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded special charges of $16.3 million. The charges reflect the contractual post-employment payments and equity award expense acceleration, net of forfeitures of awards and annual bonus payments of former executive officers, the termination of the corporate airplane lease, the closure of the Company’s former West Palm Beach executive office and related lease termination, and updated forecasts of expected sublease income for corporate and segment offices previously vacated.

The following table details the special charges by segment.

	Year Ended December 31,
Special Charges by Segment	2016	2014
Corporate Finance & Restructuring	$—	$84
Forensic and Litigation Consulting	2,304	308
Economic Consulting	—	12
Technology	7,529	19
Strategic Communications	—	3
	9,833	426
Unallocated Corporate	612	15,913
Total	$10,445	$16,339

 The table below summarizes the activity related to the liabilities for these costs for the years ended December 31, 2016 and 2015.

	Employee	Lease
	Termination	Termination
	Costs	Costs	Total
Balance at December 31, 2014	$13,759	$4,854	$18,613
Additions	—	—	—
Payments	(5,826)	(1,212)	(7,038)
Foreign currency translation adjustment and other(1)	(165)	403	238
Balance at December 31, 2015	$7,768	$4,045	$11,813
Additions(2)	10,724	—	10,724
Payments	(10,264)	(896)	(11,160)
Foreign currency translation adjustment and other	(3)	186	183
Balance at December 31, 2016(3)	$8,225	$3,335	$11,560

(1)

A fair value adjustment of $0.2 million and $0.4 million related to expected sublease income was recorded to “Selling, general and administrative expenses” within operating income in our Consolidated Statements of Comprehensive Income during the years ended December 31, 2016 and 2015, respectively.

(2)	Excludes $0.3 million in net non-cash expense reversals.
(3)

Of the $11.6 million remaining liability for special charges, $6.1 million is expected to be paid in 2017, $2.6 million is expected to be paid in 2018, $1.2 million is expected to be paid in 2019, $0.4 million is expected to be paid in 2020 and the remaining balance of $1.3 million is expected to be paid from 2021 to 2025.

5. Interest Income and Other

The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Interest Income and Other	2016	2015	2014
Interest income	$4,420	$4,996	$5,853
Foreign exchange transaction gains (losses), net	4,937	(940)	(2,830)
Other	1,109	(824)	1,647
Total	$10,466	$3,232	$4,670

6. Share-Based Compensation

Share-Based Incentive Compensation Plans

Under the Company’s 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015) (the “2009 Omnibus Plan”), we are authorized to issue up to 7,450,000 shares of common stock, of which no more than 5,400,000 shares of common stock may be issued in the form of restricted or unrestricted shares or other stock-based awards. As of December 31, 2016, 1,287,549 shares of common stock were available for grant under our 2009 Omnibus Plan, all of which may be granted as stock-based awards.

Share-Based Compensation Expense

The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
		Restricted		Restricted		Restricted
Income Statement Classification	Options(1)	Shares(2)	Options(1)	Shares(2)	Options(1)	Shares(2)
Direct cost of revenues	$2,815	$7,530	$3,736	$6,532	$5,404	$8,951
Selling, general and administrative expenses	966	9,117	1,482	7,469	1,783	8,508
Special charges(3)	56	49	—	—	(126)	(990)
Total	$3,837	$16,696	$5,218	$14,001	$7,061	$16,469

(1)	Includes options and cash-settled stock appreciation rights.
(2)	Includes restricted share awards, performance and market condition restricted stock units, and cash-settled restricted stock units.
(3)

Expense acceleration of $0.2 million related to restricted shares and $0.1 million related to options were netted with expense reversal resulting from forfeitures of $1.2 million and $0.2 million, respectively, for the year ended December 31, 2014. There were no forfeitures related to special charges for the year ended December 31, 2016. (See Note 4, “Special Charges” for information related to the special charges).

Stock Options

We use the Black-Scholes option-pricing model to value our option grants using the assumptions in the following table.

	Year Ended December 31,
Assumptions	2016	2015	2014
Risk-free interest rate	0.98%	1.07% - 1.70%	0.99% - 1.94%
Dividend yield	0%	0%	0%
Expected term	3 years	3-5 years	3-6 years
Stock price volatility	34.33%	31.03% - 40.36%	31.05% - 37.60%

A summary of our stock option activity during the year ended December 31, 2016 is presented below. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in Years)	Value
Stock options outstanding at December 31, 2015	3,349	$39.01
Stock options granted	119	$34.33
Stock options exercised	(816)	$33.30
Stock options forfeited	(234)	$38.17
Stock options outstanding at December 31, 2016	2,418	$40.79	4.8	$16,876
Stock options exercisable at December 31, 2016	1,593	$43.95	3.8	$8,290
Cash received from option exercises for the years ended December 31, 2016, 2015 and 2014 was $27.3 million, $21.1 million and $11.3 million, respectively. The actual tax benefit realized from stock options exercised totaled $4.8 million, $5.5 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $6.9 million, $8.1 million and $4.4 million, respectively.

The following is a summary of stock options outstanding and exercisable as of December 31, 2016.

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
		Exercise	Term		Exercise
Exercise Price Range	Shares	Price	(in Years)	Shares	Price
$26.68 - $33.95	544	$31.51	6.2	216	$32.03
$34.33 - $36.87	556	$35.66	6.9	246	$35.95
$36.89 - $39.54	484	$38.01	4.4	376	$38.14
$39.84 - $54.30	486	$45.13	3.6	407	$45.67
$55.63 - $70.55	348	$61.28	1.6	348	$61.28
	2,418			1,593

As of December 31, 2016, there was $3.8 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted average period of 1.6 years.

Restricted Share Awards

A summary of our unvested restricted share activity during the year ended December 31, 2016 is presented below. The fair value of unvested restricted share awards is determined based on the closing market price per share of our common stock on the grant date.

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested restricted share awards outstanding at December 31, 2015	783	$36.55
Restricted share awards granted	527	$38.37
Restricted share awards vested	(280)	$35.67
Restricted share awards forfeited	(89)	$35.50
Unvested restricted share awards outstanding at December 31, 2016	941	$37.92

As of December 31, 2016, there was $21.4 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 4.7 years. The total fair value of restricted share awards that vested during the years ended December 31, 2016, 2015 and 2014 was $10.4 million, $14.6 million and $20.5 million, respectively.

Restricted Stock Units

A summary of our restricted stock units activity during the year ended December 31, 2016 is presented below. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2016. The fair value of restricted stock units is determined based on the closing market price per share of our common stock on the grant date.

		Weighted
		Average Grant
		Date Fair	Intrinsic
	Shares	Value	Value
Restricted stock units outstanding at December 31, 2015	623	$37.53
Restricted stock units granted	66	$36.02
Restricted stock units released	(221)	$36.32
Restricted stock units forfeited	(3)	$40.46
Restricted stock units outstanding at December 31, 2016	465	$37.87	$20,980

The intrinsic value of restricted stock units released reflects the market value of our common stock on the date of release. The total intrinsic value of restricted stock units released for the years ended December 31, 2016, 2015 and 2014 was $9.3 million, $3.1 million and $1.7 million, respectively.

As of December 31, 2016, there was $0.7 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 1.4 years. The total fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $4.4 million and $2.7 million, respectively.

Performance Stock Units

A summary of our performance stock units activity during the year ended December 31, 2016 is presented below. The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2016. The fair value of performance stock units is determined based on the closing market price per share of our common stock on the grant date.

		Weighted
		Average Grant
		Date Fair	Intrinsic
	Shares	Value	Value
Performance stock units outstanding at December 31, 2015	135	$28.62
Performance stock units granted	84	$23.83
Performance stock units released	—	$—
Performance stock units forfeited	(13)	$29.11
Performance stock units outstanding at December 31, 2016	206	$26.64	$9,276

As of December 31, 2016, there was $1.3 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 1.0 years. There are no performance stock units that vested during the years ended December 31, 2016, 2015 and 2014.

The table below reflects the weighted average grant date fair value per share of stock options, restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Weighted average fair value of grants
Stock options	$8.41	$10.85	$10.77
Restricted share awards, restricted stock units and performance stock units	$37.64	$39.01	$32.87

In addition to the awards discussed above, we have awarded employees cash-settled stock appreciation rights, cash-settled restricted stock units and cash-settled performance stock units. The cash-settled performance stock units are subject to market conditions based on the adjusted total shareholder return of the Company as compared with the adjusted total shareholder return of the adjusted Standard & Poor’s 500 for the three-year period ending March 31, 2017. During the year ended December 31, 2016, we awarded a total of 5,162 cash-settled restricted stock units to employees in a foreign country. There were no cash-settled stock appreciation rights or cash-settled performance stock units awarded during the year ended December 31, 2016. As of December 31, 2016, there were 85,275 cash-settled stock appreciation rights, 13,678 cash-settled restricted stock units and 49,472 cash-settled performance stock units outstanding.

7. Balance Sheet Details

	December 31,
	2016	2015
Prepaid expenses and other current assets
Prepaid expenses	$32,655	$30,779
Income tax receivable	14,890	15,147
Other current assets	12,707	10,040
Total	$60,252	$55,966
Accounts payable, accrued expenses and other
Accounts payable	$15,779	$9,937
Accrued expenses	43,137	46,279
Accrued interest payable	2,265	2,585
Accrued taxes payable	9,231	17,309
Other current liabilities	16,908	13,735
Total	$87,320	$89,845

8. Financial Instruments

We consider the recorded value of our certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities as of December 31, 2016 and 2015, based on the short-term nature of the assets and liabilities. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (the “2022 Notes”) as of December 31, 2016. The fair value of our borrowings on our senior secured bank revolving credit facility (“Senior Bank Credit Facility”) approximates the carrying amount.  The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.

The following table presents the carrying amounts and estimated fair values of our other financial instruments as of December 31, 2016 and 2015.

	December 31,
	2016		2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Liabilities
Acquisition-related contingent consideration, including current portion(1)	$5,692	$5,692	$4,394	$4,394
Long-term debt	370,000	382,750	500,000	513,500
Total	$375,692	$388,442	$504,394	$517,894

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.

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

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration are our measures of the future profitability and related cash flows and discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement, and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement. The fair value of the contingent consideration is reassessed at each reporting period by the Company based on additional information as it becomes available.

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded as income or expense, respectively, and is included in “Acquisition-related contingent consideration” on the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2016, we recorded a $1.4 million expense related to the increase in the liability for future expected contingent consideration payments. During the year ended December 31, 2015 and 2014, we recorded a $1.9 million and $2.7 million gain related to the change in fair value of future contingent consideration payments, respectively.

Accretion expense for acquisition-related contingent consideration totaled $0.8 million, $0.7 million and $1.0 million for the year ended December 31, 2016, 2015 and 2014, respectively, and is included within “Acquisition-related contingent consideration” in the Consolidated Statements of Comprehensive Income.

9. Property and Equipment

Property and equipment consist of the following.

	December 31,
	2016	2015
Leasehold improvements	$69,278	$83,875
Construction in progress	2,349	2,147
Furniture and equipment	35,780	38,015
Computer equipment and software	94,637	111,191
	202,044	235,228
Accumulated depreciation and amortization	(140,188)	(160,468)
Property and equipment, net	$61,856	$74,760

Depreciation expense for property and equipment totaled $26.7 million, $24.9 million and $28.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

10. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment.

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2014
Goodwill	$446,066	$238,173	$269,897	$117,967	$333,725	$1,405,828
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2014	446,066	238,173	269,897	117,967	139,586	1,211,689
Acquisitions(1)	70	—	—	—	—	70
Foreign currency translation adjustment and other	(4,588)	(2,962)	(556)	(79)	(5,276)	(13,461)
Balance at December 31, 2015
Goodwill	441,548	235,211	269,341	117,888	328,449	1,392,437
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2015	441,548	235,211	269,341	117,888	134,310	1,198,298
Acquisitions(1)	—	—	—	—	218	218
Foreign currency translation adjustment and other	(882)	(4,667)	(1,132)	(281)	(11,553)	(18,515)
Balance at December 31, 2016
Goodwill	440,666	230,544	268,209	117,607	317,114	1,374,140
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2016	$440,666	$230,544	$268,209	$117,607	$122,975	$1,180,001

(1)	Includes adjustments during the purchase price allocation period.

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $10.3 million, $11.7 million and $15.5 million during the years ended December 31, 2016, 2015 and 2014, respectively. Based solely on the amortizable intangible assets recorded as of December 31, 2016, we estimate amortization expense to be $9.4 million in 2017, $7.9 million in 2018, $7.3 million in 2019, $7.1 million in 2020, $6.5 million in 2021 and an aggregate of $8.3 million in years after 2021. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

		December 31, 2016			December 31, 2015
	Weighted Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets
Customer relationships	13.6	$119,736	$75,212	$44,524	$128,512	$72,941	$55,571
Non-competition agreements	6.5	1,263	1,246	17	7,263	7,052	211
Acquired software	9.3	3,171	1,292	1,879	3,273	940	2,333
Trade names	3.0	360	260	100	360	140	220
		124,530	78,010	46,520	139,408	81,073	58,335
Unamortized intangible assets
Trade names	Indefinite	5,600	—	5,600	5,600	—	5,600
Total	13.4	$130,130	$78,010	$52,120	$145,008	$81,073	$63,935

11. Notes Receivable from Employees

The table below summarizes the changes in the carrying amount of our notes receivable from employees.

	December 31,
	2016	2015
Notes receivable from employees ― beginning	$142,997	$149,357
Notes granted	33,943	26,827
Repayments	(12,985)	(4,622)
Amortization expense	(25,566)	(25,977)
Cumulative translation adjustment and other	(2,001)	(2,588)
Notes receivable from employees ― ending	136,388	142,997
Less current portion	(31,864)	(36,115)
Notes receivable from employees, net of current portion	$104,524	$106,882

As of December 31, 2016 and 2015, there were 307 and 285 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was $25.6 million, $26.0 million and $32.1 million, respectively.

12. Long-Term Debt

The table below summarizes the components of the Company’s long-term debt.

	December 31,
	2016	2015
6% senior notes due 2022	$300,000	$300,000
Senior bank credit facility	70,000	200,000
Total debt	370,000	500,000
Less deferred debt issue costs	(4,472)	(5,228)
Long-term debt, net(1)	$365,528	$494,772

(1)	There were no current portions of long-term debt as of December 31, 2016 and 2015.

6% Senior Notes Due 2022. The 2022 Notes have been registered with the Securities and Exchange Commission. Cash interest is payable semiannually beginning on May 15, 2013 at a rate of 6% per year. The 2022 Notes will mature on November 15, 2022. The 2022 Notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 2022 Notes and the guarantees are our and the guarantors’ general unsecured senior obligations. The indebtedness evidenced by the 2022 Notes and the guarantees (i) rank equally in right of payment with all of FTI Consulting, Inc.’s and the guarantors’ existing and future senior indebtedness, (ii) rank senior in right of payment to any existing and future subordinated indebtedness, (iii) are effectively junior to all of FTI Consulting, Inc.’s and the guarantors’ secured debt, including borrowings under the Senior Bank Credit Facility, to the extent of the value of the collateral securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other liabilities of any current and future non-guarantor subsidiaries (other than indebtedness and liabilities owed to FTI Consulting, Inc. or one of its guarantor subsidiaries).

At any time prior to November 15, 2017, we may redeem the 2022 Notes, in whole or in part, at a price equal to 100% of the principal amount plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date. The 2022 Notes are subject to redemption at our option, in whole or in part, at any time after November 15, 2017, upon not less than 30 nor more than 60 days prior notice at the following redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Year	Redemption Price
2017	103.000%
2018	102.000%
2019	101.000%
2020 and thereafter	100.000%

Debt issue costs of approximately $7.6 million were capitalized and are being amortized over the term of the 2022 Notes, which approximates the effective interest method.

6 3/4% Senior Notes Due 2020. On August 14, 2015, the Company commenced a cash tender offer for any and all of the 6 ¾% Senior Notes Due 2020 (the “2020 Notes”) for a price equal to $1,037.88 per $1,000 principal amount plus accrued interest (the “Tender Offer”). The Tender Offer expired on August 27, 2015, and on August 28, 2015, we retired an aggregate of $192.9 million principal amount of the 2020 Notes pursuant to the Tender Offer. On September 1, 2015, the Company issued a notice of redemption for the balance of $207.1 million principal amount of 2020 Notes that remained outstanding after the Tender Offer, with a redemption date of October 1, 2015. On September 23, 2015, pursuant to the terms of the 2020 Note Indenture, we satisfied and discharged the $207.1 million principal amount of the 2020 Notes that remained outstanding by irrevocably depositing with a trustee, prior to the redemption date, sufficient funds to repurchase all such 2020 Notes at a redemption price of $1,033.75 (plus accrued and unpaid interest through September 30, 2015) for each $1,000 aggregate principal amount. The 2020 Notes were subsequently redeemed by the trustee on October 1, 2015.

We recognized a loss on our early extinguishment of debt of $19.6 million, consisting primarily of a redemption premium of $14.3 million and a $4.9 million non-cash write-off of unamortized deferred financing costs. This loss was recorded in “Loss on early extinguishment of debt” within the 2015 Consolidated Statements of Comprehensive Income.

Senior Bank Credit Facility. On June 26, 2015, we entered into a credit agreement (the “2015 Credit Agreement”), which effectively amended and extended our prior credit agreement, dated November 27, 2012 (the “2012 Credit Agreement”). The 2012 Credit Agreement provided for a five-year $350.0 million senior secured revolving line of credit maturing on November 27, 2017. The 2015 Credit Agreement provides for a $550.0 million senior secured revolving line of credit maturing on September 26, 2020. We did not incur any early termination or prepayment penalties in connection with the replacement of the 2012 Credit Agreement. At the Company’s option, borrowings under the Senior Bank Credit Facility will bear interest at either one-, two- or three-month LIBOR or an alternative base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.375% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.375% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) at such time.

Under the Senior Bank Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.25% and 0.35% per annum and the letter of credit fee rate that fluctuates between 1.375% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Leverage Ratio.

Under the Senior Bank Credit Facility, the lenders have a security interest in substantially all of the existing and after-acquired assets of FTI Consulting, Inc. and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the Senior Bank Credit Facility under the 2015 Credit Agreement or provide new term loans under the 2015 Credit Agreement, in each case, up to a maximum of $100.0 million plus unlimited amounts as long as the effect of the new increase does not cause the Consolidated Total Leverage Ratio to be greater than 3.50 to 1.00.

The 2015 Credit Agreement governing our Senior Bank Credit Facility and the indenture governing our 2022 Notes contain covenants that, among other things, limit our ability to incur additional indebtedness; create liens; pay dividends on our capital stock; make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell assets or engage in sale-leasebacks; guarantee obligations of other entities and our foreign subsidiaries; make investments and loans; enter into transactions with affiliates or related persons, repay, redeem or purchase certain indebtedness (or modify the terms thereof), make material changes to accounting and reporting practices; and engage in any business other than consulting-related businesses or substantially related, complimentary or incidental businesses. In addition, the 2015 Credit Agreement governing our Senior Bank Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense).

There were $70.0 million in borrowings outstanding under the Company’s Senior Bank Credit Facility as of December 31, 2016. The Company has classified these borrowings as long-term debt in the accompanying Consolidated Balance Sheets as the Company has the intent and ability, as supported by availability under the 2015 Credit Agreement, to refinance these borrowings for more than one year from the balance sheet date. Additionally, $0.7 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2016 for letters of credit.

There were $4.3 million, $5.5 million and $2.8 million of unamortized debt issue costs related to Senior Bank Credit Facility as of December 31, 2016, 2015 and 2014, respectively. These amounts were included in “Other assets” on our Consolidated Balance Sheets.

13. Commitments and Contingencies

Operating Lease Commitments

Rental expense, net of rental income was $54.8 million, $56.1 million and $57.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. For years subsequent to December 31, 2016, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases of $1.8 million in 2017, $1.3 million in 2018, $1.4 million in 2019, $0.8 million in 2020, $0.8 million in 2021 and $2.3 million thereafter are as follows.

Operating
Leases
2017	$48,712
2018	41,332
2019	37,541
2020	35,052
2021	33,181
Thereafter	74,674
Total	$270,492

Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

14. Income Taxes

The table below summarizes significant components of deferred tax assets and liabilities.

	Year Ended December 31,
	2016	2015
Deferred tax assets
Allowance for doubtful accounts	$17,220	$17,953
Accrued vacation and bonus	38,596	37,481
Deferred rent	12,034	13,415
Share-based compensation	24,783	30,037
Notes receivable from employees	21,010	20,353
State net operating loss carryforward and credits	4,169	3,883
Foreign net operating loss carryforward	12,437	6,614
Future foreign tax credit asset	2,545	3,753
Deferred compensation	3,084	2,279
Other, net	5,284	3,754
Total deferred tax assets	141,162	139,522
Deferred tax liabilities
Revenue recognition	(11,590)	(12,452)
Property, equipment and capitalized software	(6,527)	(5,739)
Goodwill and other intangible asset amortization	(273,990)	(247,951)
Total deferred tax liabilities	(292,107)	(266,142)
Valuation allowance	(18,900)	(13,167)
Net deferred tax liabilities	$(169,845)	$(139,787)

As of December 31, 2016, we have not provided for deferred taxes on $81.7 million of the undistributed non-U.S. subsidiary earnings that are considered permanently invested. If these earnings were distributed in the form of dividends or otherwise, the distributors would be subject to U.S. federal income tax of approximately $28.6 million.

As of December 31, 2016 and 2015, the Company believed certain deferred tax assets principally associated with foreign net operating loss, foreign tax credit carryforwards and other related foreign balance sheet accounts, which can be carried forward for periods ranging from 20 years to indefinite, would expire unused based on updated forward-looking financial information. Therefore, valuation allowances of $18.9 million and $13.2 million were recorded against the Company’s net deferred tax assets as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, we have not recorded a $15.4 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries as the investment is considered permanent in duration.

The table below summarizes the components of income before income tax provision from continuing operations.

	Year Ended December 31,
	2016	2015	2014
Domestic	$66,202	$59,408	$60,315
Foreign	61,601	45,978	41,096
Total	$127,803	$105,386	$101,411

The table below summarizes the components of income tax provision from continuing operations.

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$(3,326)	$23,957	$288
State	1,686	1,943	4,681
Foreign	13,864	10,029	14,042
	12,224	35,929	19,011
Deferred
Federal	23,182	1,546	21,657
State	8,284	1,265	2,309
Foreign	(1,407)	593	(373)
	30,059	3,404	23,593
Income tax provision	$42,283	$39,333	$42,604

Our income tax provision from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as summarized below.

	Year Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory rate	$44,731	$36,885	$35,494
State income taxes, net of federal benefit	6,075	1,587	3,494
Benefit from lower foreign tax rates	(7,827)	(5,973)	(4,154)
Valuation allowance on foreign tax credits and net operating loss carryforward	254	2,326	4,604
Other expenses not deductible for tax purposes	3,082	2,719	2,962
Adjustment to reserve for uncertain tax positions	(3,547)	658	220
Other adjustments, net	(485)	1,131	(16)
Income tax provision	$42,283	$39,333	$42,604

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2012. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2010.

Our liability for uncertain tax positions was $2.7 million and $8.1 million as of December 31, 2016 and 2015, respectively. The $5.4 million decrease in our liability for uncertain tax positions was primarily due to closure of certain income tax audits. As of December 31, 2016, our accrual for the payment of tax-related interest and penalties was not material.

15. Stockholders’ Equity

2016 Stock Repurchase Program

On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “2016 Repurchase Program”). No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the year ended December 31, 2016, we repurchased and retired 452,300 shares of our common stock for an average price per share of $41.06, at a total cost of $18.6 million, which was paid in full in 2016. As of December 31, 2016, we have $81.4 million available under this program to repurchase additional shares.

2015 Stock Repurchase Program

On November 5, 2015, our Board of Directors authorized a six-month stock repurchase program of up to $50.0 million (the “2015 Repurchase Program”). During the year ended December 31, 2015, we repurchased and retired 764,545 shares of our common stock for an average price per share of $34.68, at a cost of $26.5 million, which was paid in full in 2015. During the year ended December 31, 2016, we repurchased and retired 85,100 shares of our common stock for an average per share price of $34.16, at a total cost of $2.9 million, which was paid in full in 2016. The 2015 Repurchase Program expired on May 5, 2016.

16. Employee Benefit Plans

We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI Consulting matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $11.4 million, $10.9 million and $9.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

We also maintain several defined contribution pension plans for our employees in the United Kingdom and other foreign countries. We contributed to these plans $6.3 million, $6.1 million and $6.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

17. Segment Reporting

We manage our business in five reportable segments: Corporate Finance & Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.

Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of distressed and non-distressed practice offerings. Our distressed practice offerings include corporate restructuring (and bankruptcy) and interim management services. Our non-distressed practice offerings include financings, mergers and acquisitions (“M&A”), M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.

Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with multidisciplinary, independent dispute advisory, investigations, data analytics, forensic accounting, business intelligence and risk mitigation services, as well as interim management and performance improvement services for our health solutions practice clients.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.

Our Technology segment offers a comprehensive portfolio of information governance and e-discovery software, services and consulting support to companies, law firms, courts and government agencies worldwide. Our services allow our clients to control the risk and expense of e-discovery events more confidently, as well as manage their data in the context of compliance and risk.

Our Strategic Communications segment designs and executes communications strategies for management teams and boards of directors to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position, and preserve and grow their operations.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Revenues
Corporate Finance & Restructuring	$483,269	$440,398	$391,115
Forensic and Litigation Consulting	457,734	482,269	483,380
Economic Consulting	500,487	447,909	451,040
Technology	177,720	218,599	241,310
Strategic Communications	191,184	189,974	189,367
Total revenues	$1,810,394	$1,779,149	$1,756,212
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$97,688	$90,101	$55,492
Forensic and Litigation Consulting	57,882	64,267	90,468
Economic Consulting	74,102	62,330	59,282
Technology	25,814	39,010	63,545
Strategic Communications	30,458	27,727	22,588
Total Adjusted Segment EBITDA	$285,944	$283,435	$291,375

The table below reconciles Net income to Total Adjusted Segment EBITDA. Unallocated corporate expenses primarily include indirect costs related to centrally managed administrative functions that have not been allocated to the segments. These administrative costs include costs related to executive management, legal, corporate office support costs, information technology, accounting, marketing, human resources, and company-wide business development and strategy functions.

	Year Ended December 31,
	2016	2015	2014
Net income	$85,520	$66,053	$58,807
Add back:
Income tax provision	42,283	39,333	42,604
Interest income and other	(10,466)	(3,232)	(4,670)
Interest expense	24,819	42,768	50,685
Loss on early extinguishment of debt	—	19,589	—
Unallocated corporate expenses	88,182	81,348	84,545
Segment depreciation expense	34,064	27,717	30,267
Amortization of intangible assets	10,306	11,726	15,521
Segment special charges	9,833	—	16,339
Remeasurement of acquisition-related contingent consideration	1,403	(1,867)	(2,723)
Total Adjusted Segment EBITDA	$285,944	$283,435	$291,375

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2016	2015
Corporate Finance & Restructuring	$681,919	$671,605
Forensic and Litigation Consulting	400,047	437,398
Economic Consulting	496,757	498,765
Technology	189,704	200,987
Strategic Communications	214,160	239,443
Total segment assets	1,982,587	2,048,198
Unallocated corporate assets	242,781	180,820
Total assets	$2,225,368	$2,229,018

The table below details information on our revenues for the years ended December 31, 2016, 2015 and 2014. Revenues have been attributed to location based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2016	2015	2014
United States	$1,298,492	$1,281,444	$1,256,046
United Kingdom	246,236	236,925	232,281
All other foreign countries	265,666	260,780	267,885
Total revenues	$1,810,394	$1,779,149	$1,756,212

We do not have a single customer that represents 10 percent or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets attributed to geographic location based on the location of the legal entity holding the assets.

	December 31, 2016			December 31, 2015
	United States	United Kingdom	All Other Foreign Countries	United States	United Kingdom	All Other Foreign Countries
Property and equipment, net of accumulated depreciation	$39,584	$15,312	$6,960	$47,107	$20,335	$7,318
Net assets	$709,634	$193,276	$304,448	$660,396	$210,801	$276,406

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

Condensed Consolidating Balance Sheet Information as of December 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$47,420	$156	$168,582	$—	$216,158
Accounts receivable, net	137,523	163,820	173,554	—	474,897
Intercompany receivables	—	1,029,800	—	(1,029,800)	—
Other current assets	44,708	24,944	22,464	—	92,116
Total current assets	229,651	1,218,720	364,600	(1,029,800)	783,171
Property and equipment, net	25,466	14,118	22,272	—	61,856
Goodwill	558,978	416,053	204,970	—	1,180,001
Other intangible assets, net	21,959	13,393	34,725	(17,957)	52,120
Investments in subsidiaries	2,065,819	490,634	—	(2,556,453)	—
Other assets	47,308	65,398	35,514	—	148,220
Total assets	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368
Liabilities
Intercompany payables	$1,027,050	$—	$2,750	$(1,029,800)	$—
Other current liabilities	137,710	129,810	110,935	—	378,455
Total current liabilities	1,164,760	129,810	113,685	(1,029,800)	378,455
Long-term debt, net	365,528	—	—	—	365,528
Other liabilities	211,535	16,411	46,081	—	274,027
Total liabilities	1,741,823	146,221	159,766	(1,029,800)	1,018,010
Stockholders' equity	1,207,358	2,072,095	502,315	(2,574,410)	1,207,358
Total liabilities and stockholders' equity	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368

Condensed Consolidating Balance Sheet Information as of December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$35,211	$165	$114,384	$—	$149,760
Accounts receivable, net	159,121	169,488	171,175	—	499,784
Intercompany receivables	—	936,452	62,651	(999,103)	—
Other current assets	44,086	25,627	22,368	—	92,081
Total current assets	238,418	1,131,732	370,578	(999,103)	741,625
Property and equipment, net	33,699	13,409	27,652	—	74,760
Goodwill	558,978	416,053	223,267	—	1,198,298
Other intangible assets, net	25,863	15,571	43,542	(21,041)	63,935
Investments in subsidiaries	1,995,409	486,462	—	(2,481,871)	—
Other assets	40,359	72,981	37,060	—	150,400
Total assets	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018
Liabilities
Intercompany payables	$930,066	$8,921	$60,116	$(999,103)	$—
Other current liabilities	135,421	107,188	104,468	—	347,077
Total current liabilities	1,065,487	116,109	164,584	(999,103)	347,077
Long-term debt, net	494,772	—	—	—	494,772
Other liabilities	184,864	12,562	42,140	—	239,566
Total liabilities	1,745,123	128,671	206,724	(999,103)	1,081,415
Stockholders' equity	1,147,603	2,007,537	495,375	(2,502,912)	1,147,603
Total liabilities and stockholders' equity	$2,892,726	$2,136,208	$702,099	$(3,502,015)	$2,229,018

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$671,408	$625,950	$522,757	$(9,721)	$1,810,394
Operating expenses
Direct cost of revenues	447,254	428,158	344,820	(9,461)	1,210,771
Selling, general and administrative expenses	190,546	124,019	120,247	(260)	434,552
Special charges	2,916	6,242	1,287	—	10,445
Acquisition-related contingent consideration	6	2,158	—	—	2,164
Amortization of other intangible assets	3,903	2,179	7,308	(3,084)	10,306
	644,625	562,756	473,662	(12,805)	1,668,238
Operating income	26,783	63,194	49,095	3,084	142,156
Other (expense) income	(27,228)	(2,811)	15,686	—	(14,353)
Income (loss) before income tax provision	(445)	60,383	64,781	3,084	127,803
Income tax provision	1,222	27,961	13,100	—	42,283
Equity in net earnings of subsidiaries	87,187	45,412	—	(132,599)	—
Net income	$85,520	$77,834	$51,681	$(129,515)	$85,520
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(41,884)	$—	$(41,884)
Other comprehensive loss, net of tax	—	—	(41,884)	—	(41,884)
Comprehensive income	$85,520	$77,834	$9,797	$(129,515)	$43,636

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$667,259	$754,458	$504,429	$(146,997)	$1,779,149
Operating expenses
Direct cost of revenues	428,356	551,829	337,856	(146,597)	1,171,444
Selling, general and administrative expenses	189,607	121,112	122,348	(399)	432,668
Acquisition-related contingent consideration	(1,408)	208	—	—	(1,200)
Amortization of other intangible assets	3,944	2,861	8,442	(3,521)	11,726
	620,499	676,010	468,646	(150,517)	1,614,638
Operating income	46,760	78,448	35,783	3,520	164,511
Other (expense) income	(64,554)	(4,881)	10,310	—	(59,125)
Income (loss) before income tax provision	(17,794)	73,567	46,093	3,520	105,386
Income tax (benefit) provision	(6,944)	35,579	10,698	—	39,333
Equity in net earnings of subsidiaries	76,903	31,744	—	(108,647)	—
Net income	$66,053	$69,732	$35,395	$(105,127)	$66,053
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(28,727)	$—	$(28,727)
Other comprehensive loss, net of tax	—	—	(28,727)	—	(28,727)
Comprehensive income	$66,053	$69,732	$6,668	$(105,127)	$37,326

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2014

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$617,843	$1,002,571	$506,181	$(370,383)	$1,756,212
Operating expenses
Direct cost of revenues	401,451	778,648	334,015	(369,357)	1,144,757
Selling, general and administrative expenses	181,529	121,085	132,257	(1,026)	433,845
Special charges	15,227	30	1,082	—	16,339
Acquisition-related contingent consideration	(469)	(358)	(849)	—	(1,676)
Amortization of other intangible assets	4,235	2,702	12,375	(3,791)	15,521
	601,973	902,107	478,880	(374,174)	1,608,786
Operating income	15,870	100,464	27,301	3,791	147,426
Other (expense) income	(51,511)	(7,104)	12,600	—	(46,015)
Income (loss) before income tax provision	(35,641)	93,360	39,901	3,791	101,411
Income tax (benefit) provision	(14,981)	43,915	13,670	—	42,604
Equity in net earnings of subsidiaries	79,467	23,633	—	(103,100)	—
Net income	$58,807	$73,078	$26,231	$(99,309)	$58,807
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(29,179)	$—	$(29,179)
Other comprehensive loss, net of tax	—	—	(29,179)	—	(29,179)
Comprehensive income (loss)	$58,807	$73,078	$(2,948)	$(99,309)	$29,628

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$46,908	$123,101	$63,479	$233,488
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(1,251)	(1,251)
Purchases of property and equipment and other	(3,576)	(20,185)	(5,174)	(28,935)
Other	54	—	—	54
Net cash used in investing activities	(3,522)	(20,185)	(6,425)	(30,132)
Financing activities
Borrowings under revolving line of credit, net	(130,000)	—	—	(130,000)
Deposits	—	—	4,006	4,006
Purchase and retirement of common stock	(21,489)	—	—	(21,489)
Net issuance of common stock under equity compensation plans	21,708	—	—	21,708
Other	1,121	(656)	—	465
Intercompany transfers	97,483	(102,269)	4,786	—
Net cash (used in) provided by financing activities	(31,177)	(102,925)	8,792	(125,310)
Effects of exchange rate changes on cash and cash equivalents	—	—	(11,648)	(11,648)
Net increase (decrease) in cash and cash equivalents	12,209	(9)	54,198	66,398
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$47,420	$156	$168,582	$216,158

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2015

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$14,815	$83,516	$41,589	$139,920
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(575)	(575)
Purchases of property and equipment and other	(9,192)	(16,487)	(5,720)	(31,399)
Other	79	—	158	237
Net cash used in investing activities	(9,113)	(16,487)	(6,137)	(31,737)
Financing activities
Borrowings under revolving line of credit, net	200,000	—	—	200,000
Payments of long-term debt	(425,671)	—	—	(425,671)
Payments of debt financing fees	(3,843)	—	—	(3,843)
Deposits	—	—	3,227	3,227
Purchase and retirement of common stock	(26,532)	—	—	(26,532)
Net issuance of common stock under equity compensation plans	16,666	—	—	16,666
Other	485	(294)	—	191
Intercompany transfers	97,314	(66,729)	(30,585)	—
Net cash used in financing activities	(141,581)	(67,023)	(27,358)	(235,962)
Effects of exchange rate changes on cash and cash equivalents	—	—	(6,141)	(6,141)
Net increase (decrease) in cash and cash equivalents	(135,879)	6	1,953	(133,920)
Cash and cash equivalents, beginning of year	171,090	159	112,431	283,680
Cash and cash equivalents, end of year	$35,211	$165	$114,384	$149,760

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash (used in) provided by operating activities	$(36,921)	$142,540	$29,782	$135,401
Investing activities
Payments for acquisition of businesses, net of cash received	(14,729)	(7,783)	(955)	(23,467)
Purchases of property and equipment and other	(12,738)	(13,080)	(13,438)	(39,256)
Other	139	—	4,989	5,128
Net cash used in investing activities	(27,328)	(20,863)	(9,404)	(57,595)
Financing activities
Payments of long-term debt and capital lease obligations	—	(6,000)	(14)	(6,014)
Deposits	—	—	13,071	13,071
Purchase and retirement of common stock	(4,367)	—	—	(4,367)
Net issuance of common stock under equity compensation plans	4,772	—	—	4,772
Other	366	(555)	(943)	(1,132)
Intercompany transfers	122,625	(115,457)	(7,168)	—
Net cash provided by (used in) financing activities	123,396	(122,012)	4,946	6,330
Effects of exchange rate changes on cash and cash equivalents	—	—	(6,289)	(6,289)
Net increase (decrease) in cash and cash equivalents	59,147	(335)	19,035	77,847
Cash and cash equivalents, beginning of year	111,943	494	93,396	205,833
Cash and cash equivalents, end of year	$171,090	$159	$112,431	$283,680

19. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Revenues	$470,285	$460,147	$438,042	$441,920
Operating expenses
Direct cost of revenues	305,636	303,194	293,702	308,239
Selling, general and administrative expenses	103,609	108,245	106,220	116,478
Special charges	5,061	1,750	—	3,634
Acquisition-related contingent consideration	1,134	206	201	623
Amortization of other intangible assets	2,606	2,590	2,845	2,265
	418,046	415,985	402,968	431,239
Operating income	52,239	44,162	35,074	10,681
Interest income and other	2,557	4,125	3,213	571
Interest expense	(6,229)	(6,303)	(6,304)	(5,983)
Income before income tax provision	48,567	41,984	31,983	5,269
Income tax provision	18,386	15,437	10,292	(1,832)
Net income	$30,181	$26,547	$21,691	$7,101
Earnings per common share — basic	$0.75	$0.65	$0.53	$0.17
Earnings per common share — diluted	$0.73	$0.64	$0.52	$0.17
Weighted average common shares outstanding
Basic	40,506	40,820	41,239	41,201
Diluted	41,148	41,599	42,065	42,018

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Revenues	$432,338	$449,137	$455,470	$442,204
Operating expenses
Direct cost of revenues	279,030	291,469	301,609	299,336
Selling, general and administrative expenses	102,214	109,045	105,058	116,351
Acquisition-related contingent consideration	234	(1,538)	159	(55)
Amortization of other intangible assets	3,012	3,007	2,900	2,807
	384,490	401,983	409,726	418,439
Operating income	47,848	47,154	45,744	23,765
Interest income and other	(137)	950	2,027	392
Interest expense	(12,368)	(12,473)	(11,696)	(6,231)
Loss on early extinguishment of debt	—	—	(19,589)	—
Income before income tax provision	35,343	35,631	16,486	17,926
Income tax provision	11,657	13,922	6,177	7,577
Net income	$23,686	$21,709	$10,309	$10,349
Earnings per common share — basic	$0.59	$0.53	$0.25	$0.25
Earnings per common share — diluted	$0.57	$0.52	$0.25	$0.25
Weighted average common shares outstanding
Basic	40,384	40,792	41,094	41,078
Diluted	41,324	41,696	41,982	41,879

The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted average number of common shares outstanding during each quarterly period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported, and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2016, pursuant to Regulation 14A with the SEC.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our proxy statement under the captions “Information about the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Corporate Controller and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com/~/media/Files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 2 Hamill Road, North Building, Baltimore, Maryland 21210.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our proxy statement under the caption “Executive Officers and Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and this Annual Report on Form 10-K under the caption Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in our proxy statement under the captions “Certain Relationships and Related Party Transactions,” “Information About the Board of Directors and Committees,” and “Corporate Governance” is incorporated herein by reference.

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
		Consolidated Balance Sheets — December 31, 2016 and 2015
		Consolidated Statements of Comprehensive Income— Years Ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Cash Flows — Years Ended December 31, 2016, 2015 and 2014
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise provided.

FTI Consulting, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(in thousands)

	Balance	Additions			Balance
	at	Charged	Charged		at End
	Beginning	to	to Other		of
Description	of Period	Expense	Accounts*	Deductions**	Period
Year Ended December 31, 2016
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$185,754	$8,912	$9,501	$25,348	$178,819
Valuation allowance for deferred tax asset	$13,167	$5,733	$—	$—	$18,900
Year Ended December 31, 2015
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$144,825	$15,564	$42,134	$16,769	$185,754
Valuation allowance for deferred tax asset	$14,442	$—	$—	$1,275	$13,167
Year Ended December 31, 2014
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$109,273	$18,252	$35,423	$18,123	$144,825
Valuation allowance for deferred tax asset	$10,201	$4,241	$—	$—	$14,442

*	Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
**	Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits

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

4.4

First Supplemental Indenture relating to the 6.0% Senior Notes Due 2022, dated as of May 15, 2013, by and among FTI Consulting, Inc., FTI Consulting (Government Affairs) LLC, FTI Consulting Realty LLC and U.S. Bank National Association, as trustee. (Filed with the Securities and Exchange Commission on May 22, 2013 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-4 dated May 22, 2013 and incorporated herein by reference.)

4.5

Second Supplemental Indenture relating to the 6.0% Senior Notes Due 2022, dated as of August 16, 2013, by and among FTI Consulting, Inc., FTI Consulting Acuity LLC and U.S. Bank National Association, as trustee. (Filed with the Securities and Exchange Commission on November 8, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.)

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

10.12 *

FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan. (Filed with the Securities and Exchange Commission on June 6, 2006 as exhibit 4.3 to FTI Consulting, Inc.’s Registration Statement on Form S-8 (333-134789) and incorporated herein by reference.)

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

10.33 *

FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (Amended and Restated Effective as of May 14, 2008). (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2008 and incorporated herein by reference.)

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

10.38 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

10.39 *

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

10.43 *

Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Nonstatutory Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

10.44 *

FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 29, 2010 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 25, 2010 and incorporated herein by reference.)

10.45 *

FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

10.46 *

FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 18, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.47 *

Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.48 *

Form of Cash-Based Stock Appreciation Right Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.49 *

Form of Cash Unit Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.50 *

Form of Cash-Based Performance Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.51 *

Form of FTI Consulting, Inc. Restricted Stock Agreement for Employment Inducement Awards to Chief Financial Officer and Chief Strategy and Transformation Officer. (Filed with the Securities and Exchange Commission on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.52 *

Form of FTI Consulting, Inc. Non-Statutory Stock Option Agreement for Employment Inducement Award to Chief Financial Officer and Chief Strategy and Transformation Officer. (Filed with the Securities and Exchange Commission on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.53 *

Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.54 *

Offer of Employment Letter dated July 2, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.55 *

Amendment No. 1 to Offer of Employment Letter dated July 27, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.56 *

The FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2015.)

10.57 *

Form of Non-Statutory Stock Option Award Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.58 *

Form of Incentive Stock Option Award Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.59 *

Form of Restricted Stock Award [or Restricted Stock Unit] Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.60 **

Credit Agreement, dated as of June 26, 2015, among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference).

10.61 **

Security Agreement dated as of June 26, 2015, by and among FTI Consulting, Inc., the other grantors party thereto and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference.)

10.62 **

Pledge Agreement, dated as of June 26, 2015, by and among FTI Consulting, Inc., the other pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference.)

10.63 *

Employment Letter dated May 14, 2015 between FTI Consulting, Inc. and Curtis Lu. (Filed as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on July 30, 2015 and incorporated by reference herein.)

10.64

FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016. (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.65

Form of Deferred Restricted Stock Unit Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016. (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.66

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016. (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.67

Form of Restricted Stock [or Restricted Stock Unit] Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016. (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.68 *

FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A dated April 20, 2016 filed with the SEC on April 20, 2016 and incorporated herein by reference.)

10.69 *

Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 14, 2016 filed with the SEC on July 18, 2016 and incorporated herein by reference).

10.70 *

Amendment No. 1 dated as of December 5, 2016 to Employment Agreement made and entered into as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 5, 2016 filed with the SEC on December 5, 2016 and incorporated herein by reference.)

10.71 * †	Amendment dated as of March 1, 2016 to Employment Letter by and between FTI Consulting, Inc. and Catherine M. Freeman.

11.1†	Computation of Earnings Per Share (included in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 herein).

14.0†	FTI Consulting, Inc. Code of Ethics and Business Conduct, as Amended and Restated effective September 17, 2014.

Exhibit Number	Description of Exhibits

21.1†	Subsidiaries of FTI Consulting, Inc.

23.0†	Consent of KPMG LLP.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1†	Policy on Disclosure Controls, as Amended and Restated Effective as of January 1, 2016.

99.2†	Policy on Inside Information and Insider Trading, as Amended and Restated Effective January 1, 2016.

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

99.7

Charter of the Compensation Committee of the Board of Directors, as last Amended and Restated Effective as of February 27, 2013. (Filed with the Securities and Exchange Commission on May 9, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.)

99.8

Charter of the Nominating and Corporate Governance Committee, as last Amended and Restated Effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)

99.9

Anti-Corruption Policy, as Amended and Restated Effective February 19, 2016. (Filed with the Securities and Exchange Commission on May 2, 2015 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.)

101

The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2016, filed herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**

With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits and schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 28th day of February 2017.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY Steven H. Gunby	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017

/s/ AJAY SABHERWAL Ajay Sabherwal	Chief Financial Officer (Principal Financial Officer)	February 28, 2017

/s/ CATHERINE M. FREEMAN Catherine M. Freeman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017

/s/ GERARD E. HOLTHAUS Gerard E. Holthaus	Director and Chairman of the Board	February 28, 2017

/s/ BRENDA J. BACON Brenda J. Bacon	Director	February 28, 2017

/s/ MARK S. BARTLETT Mark S. Bartlett	Director	February 28, 2017

/s/ CLAUDIO COSTAMAGNA Claudio Costamagna	Director	February 28, 2017

/s/ VERNON ELLIS Vernon Ellis	Director	February 28, 2017

/s/ NICHOLAS C. FANANDAKIS Nicholas C. Fanandakis	Director	February 28, 2017

/s/ LAUREEN E. SEEGER Laureen E. Seeger	Director	February 28, 2017