Form 10-Q
period 2017-03-31
FTI CONSULTING INC
filed 2017-04-27
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2017
Common stock, par value $0.01 per share	41,323,337

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$120,959	$216,158
Accounts receivable:
Billed receivables	383,268	365,385
Unbilled receivables	330,062	288,331
Allowance for doubtful accounts and unbilled services	(187,150)	(178,819)
Accounts receivable, net	526,180	474,897
Current portion of notes receivable	29,314	31,864
Prepaid expenses and other current assets	60,683	60,252
Total current assets	737,136	783,171
Property and equipment, net of accumulated depreciation	59,474	61,856
Goodwill	1,183,627	1,180,001
Other intangible assets, net of amortization	49,895	52,120
Notes receivable, net of current portion	100,288	104,524
Other assets	42,142	43,696
Total assets	$2,172,562	$2,225,368
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$87,411	$87,320
Accrued compensation	172,593	261,500
Billings in excess of services provided	33,324	29,635
Total current liabilities	293,328	378,455
Long-term debt, net	402,717	365,528
Deferred income taxes	177,339	173,799
Other liabilities	102,649	100,228
Total liabilities	976,033	1,018,010
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 41,321 (2017) and 42,037 (2016)	413	420
Additional paid-in capital	387,797	416,816
Retained earnings	951,828	941,001
Accumulated other comprehensive loss	(143,509)	(150,879)
Total stockholders' equity	1,196,529	1,207,358
Total liabilities and stockholders' equity	$2,172,562	$2,225,368

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$446,344	$470,285
Operating expenses
Direct cost of revenues	309,072	305,636
Selling, general and administrative expenses	107,295	103,609
Special charges	—	5,061
Acquisition-related contingent consideration	395	1,134
Amortization of other intangible assets	2,493	2,606
	419,255	418,046
Operating income	27,089	52,239
Other income (expense)
Interest income and other	605	2,557
Interest expense	(5,801)	(6,229)
	(5,196)	(3,672)
Income before income tax provision	21,893	48,567
Income tax provision	7,877	18,386
Net income	$14,016	$30,181
Earnings per common share — basic	$0.35	$0.75
Earnings per common share — diluted	$0.34	$0.73
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$7,370	$(358)
Total other comprehensive income (loss), net of tax	7,370	(358)
Comprehensive income	$21,386	$29,823

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2016	42,037	$420	$416,816	$941,001	$(150,879)	$1,207,358
Net income	—	—	—	$14,016	—	$14,016
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	7,370	7,370
Issuance of common stock in connection with:
Exercise of options	39	—	1,393	—	—	1,393
Restricted share grants, less net settled shares of 51	125	1	(2,116)	—	—	(2,115)
Stock units issued under incentive compensation plan	—	—	1,547	—	—	1,547
Purchase and retirement of common stock	(880)	(8)	(36,910)	—	—	(36,918)
Cumulative effect due to adoption of new accounting standard	—	—	—	(3,189)	—	(3,189)
Share-based compensation	—	—	7,067	—	—	7,067
Balance at March 31, 2017	41,321	$413	$387,797	$951,828	$(143,509)	$1,196,529

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
Operating activities	2017	2016
Net income	$14,016	$30,181
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,571	7,971
Amortization and impairment of other intangible assets	2,493	2,606
Acquisition-related contingent consideration	395	1,134
Provision for doubtful accounts	3,551	437
Non-cash share-based compensation	7,281	6,158
Non-cash interest expense	496	497
Other	12	(81)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(52,489)	(52,047)
Notes receivable	7,153	3,853
Prepaid expenses and other assets	553	3,824
Accounts payable, accrued expenses and other	287	5,619
Income taxes	3,650	17,561
Accrued compensation	(92,561)	(65,511)
Billings in excess of services provided	3,505	4,699
Net cash used in operating activities	(93,087)	(33,099)
Investing activities
Purchases of property and equipment	(5,831)	(6,362)
Other	127	34
Net cash used in investing activities	(5,704)	(6,328)
Financing activities
Borrowings under revolving line of credit, net	37,000	7,000
Deposits	3,069	2,590
Purchase and retirement of common stock	(36,918)	(2,903)
Net issuance of common stock under equity compensation plans	(812)	(1,371)
Other	—	(135)
Net cash provided by financing activities	2,339	5,181
Effect of exchange rate changes on cash and cash equivalents	1,253	(1,063)
Net decrease in cash and cash equivalents	(95,199)	(35,309)
Cash and cash equivalents, beginning of period	216,158	149,760
Cash and cash equivalents, end of period	$120,959	$114,451
Supplemental cash flow disclosures
Cash paid for interest	$762	$1,255
Cash paid for income taxes, net of refunds	$4,246	$824
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,547	$1,842

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollar and share amounts in tables in thousands, except per share data)

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” or “FTI Consulting”), presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

2. Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted shares, each using the treasury stock method.

	Three Months Ended March 31,
	2017	2016
Numerator — basic and diluted
Net income	$14,016	$30,181
Denominator
Weighted average number of common shares outstanding — basic	40,527	40,506
Effect of dilutive stock options	194	131
Effect of dilutive restricted shares	524	511
Weighted average number of common shares outstanding — diluted	41,245	41,148
Earnings per common share — basic	$0.35	$0.75
Earnings per common share — diluted	$0.34	$0.73
Antidilutive stock options and restricted shares	903	2,657

3. New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04: Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard requires entities to measure goodwill impairment using the difference between the carrying amount and the fair value of the reporting unit, instead of performing a hypothetical purchase price allocation. This guidance is effective beginning January 1, 2020, although early adoption is permitted. The adoption of this guidance would only impact the measurement of a future goodwill impairment to the extent applicable.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against immediate recognition of current and deferred income tax effects on intra-entity transfers of assets other than inventory. We elected to early adopt this standard as of January 1, 2017, and recorded a $3.2 million cumulative effect adjustment to the beginning balance of retained earnings in the first quarter of 2017 for the net impact of increasing deferred tax assets by $2.6 million and decreasing a deferred tax charge in other assets by $5.8 million related to a prior period intra-entity transfer of intellectual property.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation, income tax consequences, and clarifies the statement of cash flows presentation for certain components of share-based awards, all of which are intended to simplify various aspects of the accounting for share-based compensation. The ASU requires that the difference between the actual tax expense or benefit realized upon option exercise or restricted share or restricted stock unit release and the tax expense or benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits or detriment”) is to be reflected as an increase or reduction to the current period provision for income taxes rather than as a component of changes to additional paid-in capital. We adopted this standard as of January 1, 2017, and recorded $0.3 million benefit related to the excess benefits realized from stock compensation transactions during the three months ended March 31, 2017. The actual benefit or detriment realized in future periods cannot be precisely estimated and will vary based on the timing and relative value realized for future share-based transactions. Additionally, we elected to recognize forfeiture expense as forfeitures occur, rather than estimating forfeitures based on historical data. This election had no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that replaces existing lease guidance. Under this ASU, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. This guidance is effective beginning January 1, 2019. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented. We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenues are recognized at the time when goods or services are transferred to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We believe that the adoption of this standard will impact engagements that contain variable fee arrangements including those in which we earn a completion fee when and if certain predefined outcomes occur, and certain engagements with fixed-fees that have multiple performance obligations. We will adopt this standard using the modified retrospective method effective January 1, 2018.

4. Special Charges

There were no special charges recorded during the three months ended March 31, 2017. During the three months ended March 31, 2016, we recorded special charges totaling $5.1 million related to employee terminations in our Technology segment. The charges consisted of salary continuance and other contractual employee-related costs.

Activity related to the liability for the special charges for the three months ended March 31, 2017 is as follows:

	Employee	Lease
	Termination	Termination
	Costs	Costs	Total
Balance at December 31, 2016	$8,225	$3,335	$11,560
Additions	—	—	—
Payments	(2,358)	(35)	(2,393)
Foreign currency translation adjustment and other	—	—	—
Balance at March 31, 2017 (1)	$5,867	$3,300	$9,167

(1)

Of the $9.2 million remaining liability for special charges, $3.6 million is expected to be paid in the remainder of 2017, $2.6 million is expected to be paid in 2018, $1.2 million is expected to be paid in 2019, $0.4 million is expected to be paid in 2020 and the remaining balance of $1.4 million is expected to be paid from 2021 to 2025.

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $3.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.2 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

Fair Value of Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2017 and December 31, 2016, based on the short-term nature of the assets and liabilities. The fair value of our borrowings on our $107.0 million senior secured bank revolving credit facility (“Senior Bank Credit Facility”) approximates the carrying amount. The fair value of our long-term debt at March 31, 2017, which includes the Senior Bank Credit Facility, was $416.8 million compared with a carrying value of $407.0 million. At December 31, 2016, the fair value of our long-term debt was $382.8 million compared with a carrying value of $370.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (“2022 Notes”) as of March 31, 2017. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

8. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2016
Goodwill	$440,666	$230,544	$268,209	$117,607	$317,114	$1,374,140
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2016	440,666	230,544	268,209	117,607	122,975	1,180,001
Foreign currency translation adjustment and other	1,593	503	104	17	1,409	3,626
Goodwill	440,666	230,544	268,209	117,607	317,114	1,374,140
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at March 31, 2017	$442,259	$231,047	$268,313	$117,624	$124,384	$1,183,627

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.5 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively. Based solely on the amortizable intangible assets recorded as of March 31, 2017, we estimate amortization expense to be $7.1 million during the remainder of 2017, $7.9 million in 2018, $7.3 million in 2019, $7.1 million in 2020, $6.6 million in 2021, $4.9 million in 2022 and an aggregate of $3.4 million in years after 2022. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, or other relevant factors or changes.

9. Long-Term Debt

The components of debt obligations are presented in the table below:

	March 31,	December 31,
	2017	2016
2022 Notes	$300,000	$300,000
Senior Bank Credit Facility	107,000	70,000
Total debt	407,000	370,000
Less deferred debt issue costs	(4,283)	(4,472)
Long-term debt, net	$402,717	$365,528

There were $107.0 million in borrowings outstanding under the Company’s Senior Bank Credit Facility as of March 31, 2017. The Company has classified these borrowings as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company has the intent and ability, as supported by availability under the credit agreement entered into as of June 26, 2015, which expires on June 26, 2020, to refinance these borrowings for more than one year from the applicable balance sheet date. Additionally, $0.7 million of the borrowing limit was utilized for letters of credit (and, therefore, unavailable) as of March 31, 2017.

For further information on our 2022 Notes and Senior Bank Credit Facility, see Note 12, “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

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

11. Share-Based Compensation

Share-based Awards and Share-based Compensation Expense

During the three months ended March 31, 2017, we granted 144,989 restricted stock awards, stock options exercisable for up to 130,650 shares, 38,487 restricted stock units, and 100,052 performance stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017, stock options exercisable for up to 3,147 shares and 5,841 restricted stock awards were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three months ended March 31, 2017 and 2016 is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2017	2016
Direct cost of revenues	$5,838	$3,848
Selling, general and administrative expenses	843	2,709
Special charges	—	105
Total share-based compensation expense	$6,681	$6,662

12. Stockholders’ Equity

On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Stock Repurchase Program”). No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the three months ended March 31, 2017, we repurchased and retired 879,585 shares of our common stock for an average price per share of $41.95, at a total cost of $36.9 million, which was paid in full. As of March 31, 2017, we have $44.5 million available under this program to repurchase additional shares. During the three months ended March 31, 2016, we repurchased and retired 85,100 shares of our common stock for an average per share price of $34.12, at a total cost of $2.9 million under the previous stock repurchase program that expired on May 5, 2016.

13. Segment Reporting

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

Our Technology segment offers a comprehensive portfolio of information governance and e-discovery software, services and consulting support to companies, law firms, courts and government agencies worldwide. Our services allow our clients to control the risk and expense of e-discovery events, as well as manage their data in the context of compliance and risk.

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2017	2016
Revenues
Corporate Finance & Restructuring	$105,901	$127,156
Forensic and Litigation Consulting	111,406	119,004
Economic Consulting	139,221	130,731
Technology	46,087	48,281
Strategic Communications	43,729	45,113
Total revenues	$446,344	$470,285
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$10,325	$31,603
Forensic and Litigation Consulting	13,521	19,808
Economic Consulting	20,110	21,319
Technology	7,804	7,823
Strategic Communications	4,257	6,108
Total Adjusted Segment EBITDA	$56,017	$86,661

The table below reconciles Net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2017	2016
Net income	$14,016	$30,181
Add back:
Income tax provision	7,877	18,386
Interest income and other	(605)	(2,557)
Interest expense	5,801	6,229
Unallocated corporate expenses	19,053	18,746
Segment depreciation expense	7,216	7,029
Amortization of intangible assets	2,493	2,606
Segment special charges	—	5,061
Remeasurement of acquisition-related contingent consideration	166	980
Total Adjusted Segment EBITDA	$56,017	$86,661

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

Condensed Consolidating Balance Sheet as of March 31, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$18,371	$157	$102,431	$—	$120,959
Accounts receivable, net	150,859	195,389	179,932	—	526,180
Intercompany receivables	—	1,012,679	52,036	(1,064,715)	—
Other current assets	39,235	24,973	25,789	—	89,997
Total current assets	208,465	1,233,198	360,188	(1,064,715)	737,136
Property and equipment, net	23,956	13,249	22,269	—	59,474
Goodwill	558,978	416,053	208,596	—	1,183,627
Other intangible assets, net	21,058	12,852	33,223	(17,238)	49,895
Investments in subsidiaries	2,105,159	507,788	—	(2,612,947)	—
Other assets	39,316	63,396	39,718	—	142,430
Total assets	$2,956,932	$2,246,536	$663,994	$(3,694,900)	$2,172,562
Liabilities
Intercompany payables	$1,064,715	$—	$—	$(1,064,715)	$—
Other current liabilities	79,899	118,884	94,545	—	293,328
Total current liabilities	1,144,614	118,884	94,545	(1,064,715)	293,328
Long-term debt, net	402,717	—	—	—	402,717
Other liabilities	213,072	17,503	49,413	—	279,988
Total liabilities	1,760,403	136,387	143,958	(1,064,715)	976,033
Stockholders' equity	1,196,529	2,110,149	520,036	(2,630,185)	1,196,529
Total liabilities and stockholders' equity	$2,956,932	$2,246,536	$663,994	$(3,694,900)	$2,172,562

Condensed Consolidating Balance Sheet as of December 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$47,420	$156	$168,582	$—	$216,158
Accounts receivable, net	137,523	163,820	173,554	—	474,897
Intercompany receivables	—	1,029,800	—	(1,029,800)	—
Other current assets	44,708	24,944	22,464	—	92,116
Total current assets	229,651	1,218,720	364,600	(1,029,800)	783,171
Property and equipment, net	25,466	14,118	22,272	—	61,856
Goodwill	558,978	416,053	204,970	—	1,180,001
Other intangible assets, net	21,959	13,393	34,725	(17,957)	52,120
Investments in subsidiaries	2,065,819	490,634	—	(2,556,453)	—
Other assets	47,308	65,398	35,514	—	148,220
Total assets	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368
Liabilities
Intercompany payables	$1,027,050	$—	$2,750	$(1,029,800)	$—
Other current liabilities	137,710	129,810	110,935	—	378,455
Total current liabilities	1,164,760	129,810	113,685	(1,029,800)	378,455
Long-term debt, net	365,528	—	—	—	365,528
Other liabilities	211,535	16,411	46,081	—	274,027
Total liabilities	1,741,823	146,221	159,766	(1,029,800)	1,018,010
Stockholders' equity	1,207,358	2,072,095	502,315	(2,574,410)	1,207,358
Total liabilities and stockholders' equity	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$151,807	$171,026	$126,103	$(2,592)	$446,344
Operating expenses
Direct cost of revenues	111,258	117,786	82,561	(2,533)	309,072
Selling, general and administrative expenses	45,798	30,984	30,572	(59)	107,295
Special charges	—	—	—	—	—
Acquisition-related contingent consideration	—	395	—	—	395
Amortization of other intangible assets	902	540	1,770	(719)	2,493
	157,958	149,705	114,903	(3,311)	419,255
Operating income	(6,151)	21,321	11,200	719	27,089
Other (expense) income	(5,252)	(427)	483	—	(5,196)
Income (loss) before income tax provision	(11,403)	20,894	11,683	719	21,893
Income tax (benefit) provision	(5,583)	10,918	2,542	—	7,877
Equity in net earnings of subsidiaries	19,836	8,573	—	(28,409)	—
Net income	$14,016	$18,549	$9,141	$(27,690)	$14,016
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	—	—	7,370	—	7,370
Other comprehensive income, net of tax	—	—	7,370	—	7,370
Comprehensive income	$14,016	$18,549	$16,511	$(27,690)	$21,386

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$182,994	$162,563	$127,066	$(2,338)	$470,285
Operating expenses
Direct cost of revenues	114,429	109,190	84,315	(2,298)	305,636
Selling, general and administrative expenses	44,667	30,721	28,261	(40)	103,609
Special charges	—	4,563	498	—	5,061
Acquisition-related contingent consideration	6	1,128	—	—	1,134
Amortization of other intangible assets	986	558	1,879	(817)	2,606
	160,088	146,160	114,953	(3,155)	418,046
Operating income	22,906	16,403	12,113	817	52,239
Other (expense) income	(5,077)	(710)	2,115	—	(3,672)
Income before income tax provision	17,829	15,693	14,228	817	48,567
Income tax provision	8,149	6,859	3,378	—	18,386
Equity in net earnings of subsidiaries	20,501	9,882	—	(30,383)	—
Net income	$30,181	$18,716	$10,850	$(29,566)	$30,181
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(358)	$—	$(358)
Other comprehensive loss, net of tax	—	—	(358)	—	(358)
Comprehensive income	$30,181	$18,716	$10,492	$(29,566)	$29,823

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(64,127)	$(14,723)	$(14,237)	$(93,087)
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	—	—
Purchases of property and equipment	(1,985)	(2,396)	(1,450)	(5,831)
Other	127	—	—	127
Net cash used in investing activities	(1,858)	(2,396)	(1,450)	(5,704)
Financing activities
Borrowings under revolving line of credit, net	37,000	—	—	37,000
Deposits	—	—	3,069	3,069
Purchase and retirement of common stock	(36,918)	—	—	(36,918)
Net issuance of common stock under equity compensation plans	(812)	—	—	(812)
Other	—	—	—	—
Intercompany transfers	37,666	17,120	(54,786)	—
Net cash provided by (used in) financing activities	36,936	17,120	(51,717)	2,339
Effects of exchange rate changes on cash and cash equivalents	—	—	1,253	1,253
Net (decrease) increase in cash and cash equivalents	(29,049)	1	(66,151)	(95,199)
Cash and cash equivalents, beginning of year	47,420	156	168,582	216,158
Cash and cash equivalents, end of year	$18,371	$157	$102,431	$120,959

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(7,700)	$(8,956)	$(16,443)	$(33,099)
Investing activities
Purchases of property and equipment	(788)	(3,945)	(1,629)	(6,362)
Other	34	—	—	34
Net cash used in investing activities	(754)	(3,945)	(1,629)	(6,328)
Financing activities
Borrowings under revolving line of credit, net	7,000	—	—	7,000
Deposits	—	—	2,590	2,590
Purchase and retirement of common stock	(2,903)	—	—	(2,903)
Net issuance of common stock under equity compensation plans	(1,371)	—	—	(1,371)
Other	(135)	—	—	(135)
Intercompany transfers	(15,356)	12,899	2,457	—
Net cash (used in) provided by financing activities	(12,765)	12,899	5,047	5,181
Effects of exchange rate changes on cash and cash equivalents	—	—	(1,063)	(1,063)
Net decrease in cash and cash equivalents	(21,219)	(2)	(14,088)	(35,309)
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$13,992	$163	$100,296	$114,451

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three months ended March 31, 2017 and 2016 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.

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

Our Technology segment offers a comprehensive portfolio of information governance and e-discovery software, services and consulting support to companies, law firms, courts and government agencies worldwide. Our services allow our clients to control the risk and expense of e-discovery events, as well as manage their data in the context of compliance and risk.

Our Strategic Communications segment designs and executes communications strategies for management teams and boards of directors to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position, and preserve and grow their operations.

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed fee or recurring retainer. These arrangements are generally cancelable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail ® software products for use or installation within their own environments. We license certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenues are defined as revenues billed on a per-item, per-page or some other unit-based method and include revenues from data processing and hosting, software usage and software licensing. Unit-based revenues include revenues associated with our proprietary software that are made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions. On-premise revenues are comprised of upfront license fees, with recurring support and maintenance. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with GAAP. Certain of these measures are considered “non-GAAP financial measures” under the SEC rules. Specifically, we have referred to the following non-GAAP measures:

•	Total Segment Operating Income (Loss)
•	Adjusted EBITDA
•	Total Adjusted Segment EBITDA
•	Adjusted EBITDA Margin
•	Adjusted Net Income (Loss)
•	Adjusted Earnings per Diluted Share
•	Free Cash Flow

We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 13, “Segment Reporting” in Part 1, Item 1, of this Quarterly Report on Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income (Loss) is a component of the definition of Adjusted Segment EBITDA.

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

We define Free Cash Flow as net cash provided by operating activities less cash payments for purchases of property and equipment. We believe this non-GAAP financial measure, when considered together with our GAAP financial results, provides management and investors with an additional understanding of the Company’s ability to generate cash for ongoing business operations and other capital deployment.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are included elsewhere in this report.

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2017	2016
	(dollar amounts in thousands, except per share data)
Revenues	$446,344	$470,285
Special charges(1)	$—	$5,061
Net income	$14,016	$30,181
Adjusted EBITDA	$38,319	$68,857
Earnings per common share — diluted	$0.34	$0.73
Adjusted earnings per common share — diluted	$0.34	$0.83
Net cash used in operating activities	$(93,087)	$(33,099)
Total number of employees as of March 31	4,742	4,610

(1)	Excluded from non-GAAP measures.

First Quarter 2017 Executive Highlights

Revenues

Revenues for the three months ended March 31, 2017 decreased $23.9 million, or 5.1%, which included a $7.8 million, or 1.7%, estimated negative impact of foreign currency translation (“FX”). Excluding the estimated impact of FX, revenues decreased $16.1 million, or 3.4%. The decrease in revenues was primarily driven by lower demand for restructuring services in our Corporate Finance & Restructuring segment in North America and lower demand for the health solutions practice in our Forensics and Litigation Consulting segment. This was partially offset by higher demand for antitrust services in our Economic Consulting segment in North America.

Special charges

There were no special charges recorded during the three months ended March 31, 2017.

Net income

Net income for the three months ended March 31, 2017 decreased $16.2 million, or 53.6%. This decrease was due to lower operating results in the current period, partially offset by the lower provision for income taxes in the three months ended March 31, 2017.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2017 decreased $30.5 million, or 44.3%.  Adjusted EBITDA was 8.6% of revenues for the three months ended March 31, 2017 compared with 14.6% of revenues for the three months ended March 31, 2016. The decrease in Adjusted EBITDA was primarily due to lower demand for restructuring services in the Corporate Finance & Restructuring segment in North America and lower demand and realized pricing in the health solutions practice within our Forensics and Litigation Consulting segment. The decline in Adjusted EBITDA was also impacted to a lesser extent by higher compensation and higher selling, general and administrative expenses.

Earnings per diluted share and Adjusted EPS

Earnings per diluted share for the three months ended March 31, 2017 decreased $0.39 to $0.34 compared with $0.73 for the three months ended March 31, 2016, which included a special charge and a fair value increase to an acquisition-related contingent consideration liability, which reduced earnings per diluted share by $0.10.

Adjusted EPS for the three months ended March 31, 2017 decreased $0.49 to $0.34 compared with $0.83 for the three months ended March 31, 2016.  Adjusted EPS for the three months ended March 31, 2016 excluded a special charge and a fair value increase to an acquisition-related contingent consideration liability described above.

Liquidity and capital allocation

Net cash used in operating activities for the three months ended March 31, 2017 increased $60.0 million, or 181.2%, to $93.1 million compared with $33.1 million for the three months ended March 31, 2016. The increase was primarily due to lower cash collections due to lower revenues and higher annual bonus payments. Days sales outstanding (“DSO”), which is one measure of the collections cycle, was 98 days at both March 31, 2017 and March 31, 2016. Free cash flow for the three months ended March 31, 2017 was an outflow of $98.9 million compared with an outflow of $39.5 million for the three months ended March 31, 2016.

Financing activities in the three months ended March 31, 2017 included $37.0 million of additional borrowings under the Company’s senior secured bank revolving credit facility (“Senior Bank Credit Facility”). Total debt outstanding, net of deferred debt issue costs, was $402.7 million as of March 31, 2017, down from $502.0 million as of March 31, 2016.

On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which FTI Consulting may repurchase up to $100.0 million of its outstanding common stock. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. We repurchased and retired 879,585 shares of our common stock for an average price per share of $41.95, at a total cost of $36.9 million. As of March 31, 2017, we have $44.5 million available under this program to repurchase additional shares. Subject to market conditions and future events that may be beyond our control, we expect to use the remaining $44.5 million available under the Stock Repurchase Program during the remainder of 2017.

Headcount

Our total headcount increased 0.5% from 4,718 as of December 31, 2016 to 4,742 as of March 31, 2017. The following table includes the net billable headcount additions for the three months ended March 31, 2017.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2016	895	1,110	656	288	647	3,596
Additions, net	5	—	4	8	10	27
March 31, 2017	900	1,110	660	296	657	3,623
Percentage change in billiable headcount	0.6%	0.0%	0.6%	2.8%	1.5%	0.8%

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$105,901	$127,156
Forensic and Litigation Consulting	111,406	119,004
Economic Consulting	139,221	130,731
Technology	46,087	48,281
Strategic Communications	43,729	45,113
Total revenues	$446,344	$470,285
Segment operating income (loss)
Corporate Finance & Restructuring	$8,749	$30,076
Forensic and Litigation Consulting	11,924	18,213
Economic Consulting	18,502	20,211
Technology	4,440	(1,180)
Strategic Communications	2,527	3,665
Total segment operating income	46,142	70,985
Unallocated corporate expenses	(19,053)	(18,746)
Operating income	27,089	52,239
Other income (expense)
Interest income and other	605	2,557
Interest expense	(5,801)	(6,229)
	(5,196)	(3,672)
Income before income tax provision	21,893	48,567
Income tax provision	7,877	18,386
Net income	$14,016	$30,181
Earnings per common share — basic	$0.35	$0.75
Earnings per common share — diluted	$0.34	$0.73

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$14,016	$30,181
Add back:
Income tax provision	7,877	18,386
Interest income and other	(605)	(2,557)
Interest expense	5,801	6,229
Depreciation and amortization	8,571	7,971
Amortization of other intangible assets	2,493	2,606
Special charges	—	5,061
Remeasurement of acquisition-related contingent consideration	166	980
Adjusted EBITDA	$38,319	$68,857

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Net income	$14,016	$30,181
Add back:
Special charges	—	5,061
Tax impact of special charges	—	(1,792)
Remeasurement of acquisition-related contingent consideration	166	980
Tax impact of remeasurement of acquisition-related contingent consideration	(65)	(380)
Adjusted net income	$14,117	$34,050
Earnings per common share — diluted	$0.34	$0.73
Add back:
Special charges	—	0.12
Tax impact of special charges	—	(0.04)
Remeasurement of acquisition-related contingent consideration(1)	—	0.02
Adjusted earnings per common share — diluted	$0.34	$0.83
Weighted average number of common shares outstanding — diluted	41,245	41,148

(1)

Impact of remeasurement of acquisition-related contingent consideration on earnings per common share for three months ended March 31, 2017 and related tax impact for three months ended March 31, 2017 and 2016 round to $0.00 per share.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(93,087)	$(33,099)
Purchases of property and equipment	(5,831)	(6,362)
Free Cash Flow	$(98,918)	$(39,461)

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues and operating income

See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.

Unallocated corporate expenses

Unallocated corporate expenses for the three months ended March 31, 2017 increased $0.3 million, or 1.6%, to $19.1 million compared with $18.7 million for the three months ended March 31, 2016.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased $2.0 million to income of $0.6 million for the three months ended March 31, 2017 compared with income of $2.6 million for the three months ended March 31, 2016. The decrease was primarily due to net unrealized foreign currency transaction losses, which were $0.4 million for the three months ended March 31, 2017 compared with a $1.4 million gain for the three months ended March 31, 2016. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense for the three months ended March 31, 2017 decreased $0.4 million, or 6.5%, to $5.8 million compared with $6.2 million for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2017 was favorably impacted by lower average debt balances reflecting the net repayments of borrowings under the Senior Bank Credit Facility in 2016.

Income tax provision

The effective tax rate for the three months ended March 31, 2017 was 36.0% compared with 37.9% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was unfavorably impacted by the mix of earnings in our international jurisdictions. This was partially offset by a $0.3 million reduction of tax expense related to excess benefits realized from stock compensation transactions during the three months ended March 31, 2017, as required by the new accounting standard for share-based payments. The effective tax rate for the three months ended March 31, 2016 was unfavorably impacted by 1.5% for discrete tax adjustments.

Remeasurement of acquisition-related contingent consideration

We recorded a $0.2 million and $1.0 million expense for the three months ended March 31, 2017 and 2016, respectively, related to the increase in the liability for future expected contingent consideration payments in our Strategic Communications segment.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$14,016	$30,181
Add back:
Income tax provision	7,877	18,386
Interest income and other	(605)	(2,557)
Interest expense	5,801	6,229
Unallocated corporate expenses	19,053	18,746
Total segment operating income	46,142	70,985
Add back:
Segment depreciation expense	7,216	7,029
Amortization of other intangible assets	2,493	2,606
Segment special charges	—	5,061
Remeasurement of acquisition-related contingent consideration	166	980
Total Adjusted Segment EBITDA	$56,017	$86,661

Other Segment Operating Data

	Three Months Ended March 31,
	2017	2016
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	900	857
Forensic and Litigation Consulting	1,110	1,132
Economic Consulting	660	607
Technology (1)	296	313
Strategic Communications	657	601
Total revenue-generating professionals	3,623	3,510
Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	59%	74%
Forensic and Litigation Consulting	60%	64%
Economic Consulting	72%	79%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$377	$384
Forensic and Litigation Consulting	$330	$333
Economic Consulting	$554	$531

(1)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 378 as-needed employees during the three months ended March 31, 2017, as compared with 353 as-needed employees during the three months ended March 31, 2016.

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

(3)

For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through revenues and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except rate per hour)
Revenues	$105,901	$127,156
Percentage change in revenues from prior year	-16.7%	19.7%
Operating expenses
Direct cost of revenues	74,665	75,452
Selling, general and administrative expenses	21,692	20,823
Amortization of other intangible assets	795	805
	97,152	97,080
Segment operating income	8,749	30,076
Percentage change in segment operating income from prior year	-70.9%	44.8%
Add back:
Depreciation and amortization of intangible assets	1,576	1,527
Adjusted Segment EBITDA	$10,325	$31,603
Gross profit (1)	$31,236	$51,704
Percentage change in gross profit from prior year	-39.6%	22.3%
Gross profit margin (2)	29.5%	40.7%
Adjusted Segment EBITDA as a percent of revenues	9.7%	24.9%
Number of revenue-generating professionals (at period end)	900	857
Percentage change in number of revenue-generating professionals from prior year	5.0%	16.6%
Utilization rates of billable professionals	59%	74%
Average billable rate per hour	$377	$384

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues decreased $21.3 million, or 16.7%, to $105.9 million for the three months ended March 31, 2017. This decrease was primarily driven by lower demand for restructuring services in North America.

Gross profit decreased $20.5 million, or 39.6%, to $31.2 million for the three months ended March 31, 2017. Gross profit margin decreased 11.2 percentage points for the three months ended March 31, 2017. This decrease was primarily due to lower utilization as a result of a decline in demand for restructuring services in North America.

Selling, general and administrative (“SG&A”) expenses increased $0.9 million, or 4.2%, to $21.7 million for the three months ended March 31, 2017. SG&A expenses were 20.5% of revenues for the three months ended March 31, 2017 compared with 16.4% for the three months ended March 31, 2016.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except rate per hour)
Revenues	$111,406	$119,004
Percentage change in revenues from prior year	-6.4%	-3.5%
Operating expenses
Direct cost of revenues	76,878	80,077
Selling, general and administrative expenses	22,180	20,192
Acquisition-related contingent consideration	—	6
Amortization of other intangible assets	424	516
	99,482	100,791
Segment operating income	11,924	18,213
Percentage change in segment operating income from prior year	-34.5%	-11.0%
Add back:
Depreciation and amortization of intangible assets	1,597	1,595
Adjusted Segment EBITDA	$13,521	$19,808
Gross profit (1)	$34,528	$38,927
Percentage change in gross profit from prior year	-11.3%	-12.9%
Gross profit margin (2)	31.0%	32.7%
Adjusted Segment EBITDA as a percent of revenues	12.1%	16.6%
Number of revenue-generating professionals (at period end)	1,110	1,132
Percentage change in number of revenue-generating professionals from prior year	-1.9%	-1.1%
Utilization rates of billable professionals	60%	64%
Average billable rate per hour	$330	$333

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues decreased $7.6 million, or 6.4%, to $111.4 million for the three months ended March 31, 2017. The decrease was primarily driven by lower demand in the health solutions and global investigations practices, which was partially offset by higher demand in the construction solutions practice.

Gross profit decreased $4.4 million, or 11.3%, to $34.5 million for the three months ended March 31, 2017. Gross profit margin decreased 1.7 percentage points for the three months ended March 31, 2017. This decrease was primarily due to lower demand and lower realized pricing in the health solutions practice. This decline was partially offset by lower compensation in the health solutions practice resulting from headcount reductions in 2016 and higher utilization in the construction solutions practice.

SG&A expenses increased $2.0 million, or 9.8%, to $22.2 million for the three months ended March 31, 2017. SG&A expenses were 19.9% of revenues for the three months ended March 31, 2017 compared with 17.0% for the three months ended March 31, 2016. The increase in SG&A expenses was primarily a result of higher bad debt expense.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except rate per hour)
Revenues	$139,221	$130,731
Percentage change in revenues from prior year	6.5%	23.2%
Operating expenses
Direct cost of revenues	103,273	93,895
Selling, general and administrative expenses	17,285	16,426
Acquisition-related contingent consideration	7	16
Amortization of other intangible assets	154	183
	120,719	110,520
Segment operating income	18,502	20,211
Percentage change in segment operating income from prior year	-8.5%	96.3%
Add back:
Depreciation and amortization of intangible assets	1,608	1,108
Adjusted Segment EBITDA	$20,110	$21,319
Gross profit (1)	$35,948	$36,836
Percentage change in gross profit from prior year	-2.4%	40.9%
Gross profit margin (2)	25.8%	28.2%
Adjusted Segment EBITDA as a percent of revenues	14.4%	16.3%
Number of revenue-generating professionals (at period end)	660	607
Percentage change in number of revenue-generating professionals from prior year	8.7%	7.2%
Utilization rates of billable professionals	72%	79%
Average billable rate per hour	$554	$531

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues increased $8.5 million, or 6.5%, to $139.2 million for the three months ended March 31, 2017, which included a 2.5% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $11.8 million, or 9.0%, primarily due to higher demand for antitrust services in North America.

Gross profit decreased $0.9 million, or 2.4%, to $35.9 million for the three months ended March 31, 2017. Gross profit margin decreased 2.4 percentage points for the three months ended March 31, 2017. This decrease was primarily due to lower utilization related to international arbitration and other litigation services in EMEA.

SG&A expenses increased $0.9 million, or 5.2%, to $17.3 million for the three months ended March 31, 2017. SG&A expenses were 12.4% of revenues for the three months ended March 31, 2017 compared with 12.6% for the three months ended March 31, 2016. The increase in SG&A expenses was primarily due to higher bad debt and depreciation expense, partially offset by lower legal fees.

TECHNOLOGY

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Revenues	$46,087	$48,281
Percentage change in revenues from prior year	-4.5%	-11.7%
Operating expenses
Direct cost of revenues	25,607	28,228
Selling, general and administrative expenses	15,882	16,014
Special charges	—	5,061
Amortization of other intangible assets	158	158
	41,647	49,461
Segment operating income (loss)	4,440	(1,180)
Percentage change in segment operating income from prior year	476.3%	-119.0%
Add back:
Depreciation and amortization of intangible assets	3,364	3,942
Special charges	—	5,061
Adjusted Segment EBITDA	$7,804	$7,823
Gross profit (1)	$20,480	$20,053
Percentage change in gross profit from prior year	2.1%	-17.9%
Gross profit margin (2)	44.4%	41.5%
Adjusted Segment EBITDA as a percent of revenues	16.9%	16.2%
Number of revenue-generating professionals (at period end) (3)	296	313
Percentage change in number of revenue-generating professionals from prior year	-5.4%	-13.1%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues
(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues decreased $2.2 million, or 4.5%, to $46.1 million for the three months ended March 31, 2017, which included a 1.1% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $1.7 million, or 3.4%, due to reduced demand for cross-border investigations and M&A related second request activity, partially offset by increases in litigation and class action related engagements.

Gross profit increased $0.4 million, or 2.1%, to $20.5 million for the three months ended March 31, 2017. Gross profit margin increased 2.9 percentage points for the three months ended March 31, 2017. The increase in gross profit margin was due to lower compensation as a result of headcount reductions taken in 2016 and lower data center operation expense. The decrease in expenses was partially offset by lower revenues.

SG&A expenses decreased $0.1 million, or 0.8%, to $15.9 million for the three months ended March 31, 2017. SG&A expenses were 34.5% of revenues for the three months ended March 31, 2017 compared with 33.2% for the three months ended March 31, 2016. The decrease in SG&A expenses was due to lower costs related to headcount reductions taken in 2016. Research and development expense related to software was $4.2 million for the three months ended March 31, 2017 compared with $4.0 million for the three months ended March 31, 2016.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Revenues	$43,729	$45,113
Percentage change in revenues from prior year	-3.1%	7.1%
Operating expenses
Direct cost of revenues	28,649	27,984
Selling, general and administrative expenses	11,203	11,408
Remeasurement of acquisition-related contingent consideration	166	980
Acquisition-related contingent consideration	222	132
Amortization of other intangible assets	962	944
	41,202	41,448
Segment operating income	2,527	3,665
Percentage change in segment operating income from prior year	-31.1%	-12.7%
Add back:
Depreciation and amortization of intangible assets	1,564	1,463
Fair value remeasurement of contingent consideration	166	980
Adjusted Segment EBITDA	$4,257	$6,108
Gross profit (1)	$15,080	$17,129
Percentage change in gross profit from prior year	-12.0%	8.7%
Gross profit margin (2)	34.5%	38.0%
Adjusted Segment EBITDA as a percent of revenues	9.7%	13.5%
Number of revenue-generating professionals (at period end)	657	601
Percentage change in number of revenue-generating professionals from prior year	9.3%	8.1%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenues decreased $1.4 million, or 3.1%, to $43.7 million for the three months ended March 31, 2017, which included a 4.3% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $0.6 million, or 1.2%, primarily due to higher project based revenues and retainer-based revenues in EMEA, particularly in public affairs related engagements. These increases were partially offset by a reduction in project-based financial communication revenues in North America.

Gross profit decreased $2.0 million, or 12.0%, to $15.1 million for the three months ended March 31, 2017. Gross profit margin decreased 3.5 percentage points for the three months ended March 31, 2017. The decrease was primarily due to higher compensation related to an increase in billable professionals and fewer high margin project engagements in North America.

SG&A expenses decreased $0.2 million, or 1.8%, to $11.2 million for the three months ended March 31, 2017. SG&A expenses were 25.6% of revenue for the three months ended March 31, 2017 compared with 25.3% for the three months ended March 31, 2016.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and on various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition
•	Allowance for doubtful accounts and unbilled services
•	Goodwill and other intangible assets
•	Income taxes

There have been no material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

As of October 1, 2016, the date of our last annual goodwill impairment test, the estimated fair value of each of our reporting units significantly exceeded their respective carrying values and no further testing was required. Through our quarterly assessment, we determined that there were no events or circumstances that more likely than not would reduce the fair value of any of our reporting units below their carrying value.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

See Note 3, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
Cash flows	2017	2016
	(dollars in thousands)
Net cash used in operating activities	$(93,087)	$(33,099)
Net cash used in investing activities	$(5,704)	$(6,328)
Net cash provided by financing activities	$2,339	$5,181
DSO	98	98

We have generally financed our day-to-day operations, capital expenditures and acquisitions through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows are generally positive subsequent to the first quarter of each year.

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

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Net cash used in operating activities for the three months ended March 31, 2017 was $93.1 million compared with $33.1 million for the three months ended March 31, 2016. The increase in the use of cash was primarily due to lower cash collections as a result of lower revenues and increased annual bonus payments. DSO was 98 days at March 31, 2017 and March 31, 2016.

Net cash used in investing activities for the three months ended March 31, 2017 was $5.7 million compared with net cash used in investing activities of $6.3 million for the three months ended March 31, 2016. Capital expenditures were $5.8 million for the three months ended March 31, 2017 compared with $6.4 million for the three months ended March 31, 2016.

Net cash provided by financing activities for the three months ended March 31, 2017 was $2.3 million compared with $5.2 million for the three months ended March 31, 2016. Cash used in financing activities in the three months ended March 31, 2017 included $37.0 million of net borrowings under our Senior Bank Credit Facility and payments of $36.9 million to settle repurchases of our common stock, and $3.1 million of refundable deposits related to one of our foreign entities. Our financing activities for the three months ended March 31, 2016 included net borrowings under our Senior Bank Credit Facility of $7.0 million, payments of $2.9 million to settle repurchases of our common stock and $1.4 million related to cash paid from the issuance of common stock under our equity compensation plan.

Capital Resources

As of March 31, 2017, our capital resources included $121.0 million of cash and cash equivalents and available borrowing capacity of $442.3 million under our five-year $550.0 million Senior Bank Credit Facility. As of March 31, 2017, we had $107.0 million of borrowing outstanding under our Senior Bank Credit Facility and $0.7 million of outstanding letters of credit, which reduced the availability of borrowings. We primarily use letters of credit in lieu of security deposits for our leased office facilities.

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

During the three months ended March 31, 2017, we spent $5.8 million in capital expenditures to support our organization, including direct support for specific client engagements.  We expect to make additional expenditures in an aggregate amount between $35 million and $45 million for the remainder of 2017. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.

Our cash flows from operations have historically exceed our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for the next 12 months or longer.

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

Any new debt funding, if available, may be on terms less favorable to us than our Senior Bank Credit Facility or the Indenture that governs our 2022 Notes. See “Forward-Looking Statements” of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations information as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

For information regarding our exposure to certain market risks see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None.

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1 through January 31, 2017	604	(1)	$42.06	596	(2)	$56,375
February 1 through February 28, 2017	285	(3)	$41.80	284	(4)	$44,505
March 1 through March 31, 2017	42	(5)	$40.67	—	(6)	$44,495
Total	931			880

(1)	Includes 8,598 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)

On June 2, 2016, our Board of Directors authorized the Stock Repurchase Program for up to $100.0 million of our outstanding common stock. No time limit has been established for the completion of the program. During the month ended January 31, 2017, we repurchased and retired 595,543 shares of common stock, at an average per share price of $42.02, for an aggregate cost of $25.0 million.

(3)	Includes 707 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)	During the month ended February 28, 2017, we repurchased and retired 283,800 shares of common stock, at an average per share price of $41.80, for an aggregate cost of $11.9 million.
(5)	Includes 41,863 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(6)	During the month ended March 31, 2017, we repurchased and retired 242 shares of common stock, at an average per share price of $39.98, for an aggregate cost of $9,681.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

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

10.1*

Amendment No. 2 effective as of March 21, 2017 to Employment Agreement dated as of December 13, 2013, as amended, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission on March 23, 2017 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017 and incorporated herein by reference.)

10.2*

Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission on March 23, 2017 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017 and incorporated herein by reference.)

10.3*

Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission on March 23, 2017 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017 and incorporated herein by reference.)

10.4*

Amendment No. 1 effective as of March 21, 2017 to Employment Letter dated May 14, 2015, by and between FTI Consulting, Inc. and Curtis Lu. (Filed with the Securities and Exchange Commission on March 23, 2017 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017 and incorporated herein by reference.)

10.5*

Amendment No. 2 effective as of March 21, 2017 to Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Holly Paul (Filed with the Securities and Exchange Commission on March 23, 2017 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101

The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: April 27, 2017

FTI CONSULTING, INC.

By:	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)