Form 10-Q
period 2017-06-30
FTI CONSULTING INC
filed 2017-07-27
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2017
Common stock, par value $0.01 per share	39,542,651

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$138,511	$216,158
Accounts receivable:
Billed receivables	399,100	365,385
Unbilled receivables	345,228	288,331
Allowance for doubtful accounts and unbilled services	(191,113)	(178,819)
Accounts receivable, net	553,215	474,897
Current portion of notes receivable	27,126	31,864
Prepaid expenses and other current assets	58,937	60,252
Total current assets	777,789	783,171
Property and equipment, net of accumulated depreciation	60,280	61,856
Goodwill	1,187,664	1,180,001
Other intangible assets, net of amortization	48,213	52,120
Notes receivable, net of current portion	108,692	104,524
Other assets	42,155	43,696
Total assets	$2,224,793	$2,225,368
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$85,403	$87,320
Accrued compensation	191,683	261,500
Billings in excess of services provided	37,652	29,635
Total current liabilities	314,738	378,455
Long-term debt, net	480,906	365,528
Deferred income taxes	175,683	173,799
Other liabilities	114,288	100,228
Total liabilities	1,085,615	1,018,010
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 39,527 (2017) and 42,037 (2016)	395	420
Additional paid-in capital	325,446	416,816
Retained earnings	946,672	941,001
Accumulated other comprehensive loss	(133,335)	(150,879)
Total stockholders' equity	1,139,178	1,207,358
Total liabilities and stockholders' equity	$2,224,793	$2,225,368

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$444,715	$460,147	$891,059	$930,432
Operating expenses
Direct cost of revenues	304,071	303,194	613,143	608,830
Selling, general and administrative expenses	107,342	108,245	214,637	211,854
Special charges	30,074	1,750	30,074	6,811
Acquisition-related contingent consideration	777	206	1,172	1,340
Amortization of other intangible assets	2,422	2,590	4,915	5,196
	444,686	415,985	863,941	834,031
Operating income	29	44,162	27,118	96,401
Other income (expense)
Interest income and other	1,592	4,125	2,197	6,682
Interest expense	(6,250)	(6,303)	(12,051)	(12,532)
	(4,658)	(2,178)	(9,854)	(5,850)
Income (loss) before income tax provision	(4,629)	41,984	17,264	90,551
Income tax provision	527	15,437	8,404	33,823
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Earnings (loss) per common share — basic	$(0.13)	$0.65	$0.22	$1.40
Earnings (loss) per common share — diluted	$(0.13)	$0.64	$0.22	$1.37
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$10,174	$(18,809)	$17,544	$(19,167)
Total other comprehensive income (loss), net of tax	10,174	(18,809)	17,544	(19,167)
Comprehensive income	$5,018	$7,738	$26,404	$37,561

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2016	42,037	$420	$416,816	$941,001	$(150,879)	$1,207,358
Net income	—	$—	$—	$8,860	$—	$8,860
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	17,544	17,544
Issuance of common stock in connection with:
Exercise of options	55	1	1,909	—	—	1,910
Restricted share grants, less net settled shares of 56	202	2	(2,300)	—	—	(2,298)
Stock units issued under incentive compensation plan	—	—	1,547	—	—	1,547
Purchase and retirement of common stock	(2,767)	(28)	(102,485)	—	—	(102,513)
Cumulative effect due to adoption of new accounting standard	—	—	—	(3,189)	—	(3,189)
Share-based compensation	—	—	9,959	—	—	9,959
Balance at June 30, 2017	39,527	$395	$325,446	$946,672	$(133,335)	$1,139,178

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
Operating activities	2017	2016
Net income	$8,860	$56,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,298	16,049
Amortization and impairment of other intangible assets	4,915	5,196
Acquisition-related contingent consideration	1,172	1,340
Provision for doubtful accounts	5,971	4,344
Non-cash share-based compensation	9,959	9,667
Non-cash interest expense	992	992
Other	242	(639)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(78,100)	(57,501)
Notes receivable	2,241	(4,640)
Prepaid expenses and other assets	947	(943)
Accounts payable, accrued expenses and other	(1,887)	1,932
Income taxes	3,087	29,329
Accrued compensation	(64,531)	(28,518)
Billings in excess of services provided	7,634	7,297
Net cash provided by (used in) operating activities	(82,200)	40,633
Investing activities
Payments for acquisition of businesses, net of cash received	—	(56)
Purchases of property and equipment	(13,127)	(11,983)
Other	72	96
Net cash used in investing activities	(13,055)	(11,943)
Financing activities
Borrowings under revolving line of credit, net	115,000	—
Deposits	3,262	2,557
Purchase and retirement of common stock	(102,513)	(2,903)
Net issuance of common stock under equity compensation plans	(500)	9,353
Other	(79)	(154)
Net cash provided by financing activities	15,170	8,853
Effect of exchange rate changes on cash and cash equivalents	2,438	(4,638)
Net increase (decrease) in cash and cash equivalents	(77,647)	32,905
Cash and cash equivalents, beginning of period	216,158	149,760
Cash and cash equivalents, end of period	$138,511	$182,665
Supplemental cash flow disclosures
Cash paid for interest	$14,903	$11,242
Cash paid for income taxes, net of refunds	$5,336	$4,493
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,547	$1,842

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

2. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted shares, each using the treasury stock method.

Due to a net loss applicable to common stockholders for the three months ended June 30, 2017, we excluded 377,389 potentially dilutive securities from the computation as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator — basic and diluted
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Denominator
Weighted average number of common shares outstanding — basic	39,555	40,820	40,039	40,663
Effect of dilutive stock options	—	316	129	223
Effect of dilutive restricted shares	—	463	334	487
Weighted average number of common shares outstanding — diluted	39,555	41,599	40,502	41,373
Earnings (loss) per common share — basic	$(0.13)	$0.65	$0.22	$1.40
Earnings (loss) per common share — diluted	$(0.13)	$0.64	$0.22	$1.37
Antidilutive stock options and restricted shares	1,947	1,374	1,469	2,016

3. New Accounting Standards

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation and income tax consequences, and clarifies the statement of cash flows presentation for certain components of share-based awards, all of which are intended to simplify various aspects of the accounting for share-based compensation. We adopted this standard as of January 1, 2017, and since then recorded the excess benefits realized from stock compensation transactions in the Condensed Consolidated Statement of Comprehensive Income. Additionally, we elected to recognize forfeiture expense as forfeitures occur, rather than estimating forfeitures based on historical data.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against immediate recognition of current and deferred income tax effects on intra-entity transfers of assets other than inventory. We elected to early adopt this standard as of January 1, 2017, and recorded a $3.2 million cumulative effect adjustment to the beginning balance of retained earnings on January 1, 2017 which resulted in a net impact of increasing deferred tax assets by $2.6 million and decreasing a deferred tax charge in other assets by $5.8 million related to a prior period intra-entity transfer of intellectual property.

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard requires entities to measure goodwill impairment using the difference between the carrying amount and the fair value of the reporting unit, instead of performing a hypothetical purchase price allocation. This guidance is effective beginning January 1, 2020, although early adoption is permitted. The adoption of this guidance would only impact the measurement of a future goodwill impairment to the extent applicable.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing lease guidance. Under this ASU, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. This guidance is effective beginning January 1, 2019. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented. We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenues are recognized at the time when goods or services are transferred to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We believe that the adoption of this standard will impact engagements that contain variable fee arrangements, including those in which we earn a completion fee when and if certain predefined outcomes occur, and certain engagements with fixed-fees that have multiple performance obligations. We expect to recognize revenue under certain success fee arrangements earlier upon adoption of this standard than we do under current guidance. We will adopt this standard using the modified retrospective method effective January 1, 2018.

4. Special Charges

During the three and six months ended June 30, 2017, we recorded a special charge of $30.1 million. The charge includes the impact of certain targeted reductions in areas of each segment where we needed to re-align our workforce with current business demand. In addition, cost cutting actions were taken in certain corporate departments where we were able to streamline support activities and reduce our real estate costs. $37.6 million of the charge will be paid in cash. The total charge is net of a $7.5 million non-cash reduction to expense primarily for the reversal of a deferred rent liability. The special charge includes the following components:

•

$16.1 million of employee severance and other employee related costs associated with the reduction in workforce of 201 employees in our segments and certain corporate departments. All of these amounts will be paid in cash;

•

$12.4 million of exit costs associated with the curtailment of our lease on our executive office in Washington, D.C. $20.5 million of the charge will be paid in cash. The exit costs include an $8.1 million non-cash reduction to expense primarily for the reversal of a deferred rent liability; and

•	$1.6 million of other expenses, including costs related to disposing or closing several small international offices, of which $0.6 million was a non-cash expense.

During the three months ended June 30, 2016, we recorded a special charge of $1.7 million related to the termination of 19 employees in the health solutions practice of our Forensic and Litigation Consulting segment. The termination actions resulted from the elimination of certain specialized offerings which no longer support the strategic focus of this practice. The special charges consisted of salary continuance and other contractual employee-related costs, net of the reversal of accelerated expense of a forgivable loan.

During the six months ended June 30, 2016, we recorded a special charge of $6.8 million related to the employee terminations in the health solutions practice of our Forensic and Litigation Consulting segment as described above, and special charges recorded during the three months ended March 31, 2016 related to employee terminations in our Technology segment.

The following table details the special charges by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Special Charges by Segment	2017	2016	2017	2016
Corporate Finance & Restructuring	$3,049	$—	$3,049	$—
Forensic and Litigation Consulting	10,445	1,750	10,445	1,750
Economic Consulting	5,910	—	5,910	—
Technology	3,827	—	3,827	5,061
Strategic Communications	3,599	—	3,599	—
	26,830	1,750	26,830	6,811
Unallocated Corporate	3,244	—	3,244	—
Total	$30,074	$1,750	$30,074	$6,811

Activity related to the liability for the special charges for the six months ended June 30, 2017 is as follows:

	Employee	Lease
	Termination	Termination	Other
	Costs	Costs	Costs	Total
Balance at December 31, 2016	$8,225	$3,335	$—	$11,560
Additions	15,980	19,985	570	36,535
Payments	(7,030)	(312)	—	(7,342)
Foreign currency translation adjustment and other	9	(19)	7	(3)
Balance at June 30, 2017(1)	$17,184	$22,989	$577	$40,750

(1)

Of the $40.8 million remaining liability for the special charges, $16.9 million is expected to be paid in the remainder of 2017, $10.5 million is expected to be paid in 2018, $4.9 million is expected to be paid in 2019, $4.1 million is expected to be paid in 2020 and the remaining balance of $4.4 million is expected to be paid from 2021 to 2025.

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $2.4 million and $6.0 million for the three and six months ended June 30, 2017, respectively, and $3.9 million and $4.3 million for the three and six months ended June 30, 2016, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $4.3 million and $8.5 million for the three and six months ended June 30, 2017, respectively, and $4.5 million and $8.5 million for the three and six months ended June 30, 2016 respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2017 and December 31, 2016, based on the short-term nature of the assets and liabilities. The fair value of our total debt at June 30, 2017 was $494.8 million compared to a carrying value of $485.0 million. At December 31, 2016, the fair value of our total debt was $382.8 million compared to a carrying value of $370.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (“2022 Notes”). The fair value of our borrowings on our $550.0 million senior secured bank revolving credit facility (“Senior Bank Credit Facility”) approximates the carrying amount. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

8. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2016
Goodwill	$440,666	$230,544	$268,209	$117,607	$317,114	$1,374,140
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2016	440,666	230,544	268,209	117,607	122,975	1,180,001
Foreign currency translation adjustment and other	1,500	1,817	454	74	3,818	7,663
Balance at June 30, 2017
Goodwill	442,166	232,361	268,663	117,681	320,932	1,381,803
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at June 30, 2017	$442,166	$232,361	$268,663	$117,681	$126,793	$1,187,664

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.4 million and $4.9 million for the three and six months ended June 30, 2017, respectively, and $2.6 million and $5.2 million for the three and six months ended June 30, 2016, respectively.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of June 30, 2017(1)
2017 (remaining)	$4,724
2018	8,087
2019	7,434
2020	7,272
2021	6,686
Thereafter	8,409
$42,612

(1)

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

9. Long-Term Debt

The components of long-term debt obligations are presented in the table below:

	June 30,	December 31,
	2017	2016
2022 Notes	$300,000	$300,000
Senior Bank Credit Facility	185,000	70,000
Total debt	485,000	370,000
Less: deferred debt issue costs	(4,094)	(4,472)
Long-term debt, net	$480,906	$365,528

The Company has classified the borrowings under the Company’s Senior Bank Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets as amounts due under the credit agreement entered into as of June 26, 2015, which expires on June 26, 2020, are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $0.7 million of the borrowing limit was utilized for letters of credit as of June 30, 2017.

10. Commitments and Contingencies

We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

11. Share-Based Compensation

During the six months ended June 30, 2017, we granted 203,145 restricted stock awards, stock options exercisable for up to 130,650 shares, 53,175 restricted stock units and 100,052 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2017, stock options exercisable for up to 59,794 shares and 9,491 shares of restricted stock awards were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three months and six months ended June 30, 2017 and 2016 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2017	2016	2017	2016
Direct cost of revenues	$1,183	$2,279	$7,021	$6,127
Selling, general and administrative expenses	1,209	2,499	2,052	5,208
Special charges	96	—	96	105
Total share-based compensation expense	$2,488	$4,778	$9,169	$11,440

12. Stockholders’ Equity

On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Stock Repurchase Program”). On May 18, 2017, our Board of Directors authorized an additional $100.0 million increasing the Stock Repurchase Program to an aggregate authorization of $200.0 million. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2017, we have $78.9 million available under this program to repurchase additional shares.

The following table details our stock repurchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares of common stock repurchased and retired	1,887	—	2,767	85
Average price paid per share	$34.74	N/A	$37.03	$34.12
Total cost	$65,556	N/A	$102,457	$2,903

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Corporate Finance & Restructuring	$117,487	$132,142	$223,388	$259,298
Forensic and Litigation Consulting	111,410	118,193	222,816	237,197
Economic Consulting	124,004	118,006	263,225	248,737
Technology	45,566	41,882	91,653	90,163
Strategic Communications	46,248	49,924	89,977	95,037
Total revenues	$444,715	$460,147	$891,059	$930,432
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$20,048	$32,041	$30,373	$63,644
Forensic and Litigation Consulting	13,032	15,190	26,553	34,998
Economic Consulting	15,509	15,381	35,619	36,700
Technology	5,421	5,035	13,225	12,858
Strategic Communications	4,876	8,440	9,133	14,548
Total Adjusted Segment EBITDA	$58,886	$76,087	$114,903	$162,748

The table below reconciles Net income (loss) to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Add back:
Income tax provision	527	15,437	8,404	33,823
Interest income and other	(1,592)	(4,125)	(2,197)	(6,682)
Interest expense	6,250	6,303	12,051	12,532
Unallocated corporate expenses(1)	22,286	20,406	41,339	39,152
Segment depreciation expense	6,783	7,179	13,999	14,208
Amortization of intangible assets	2,422	2,590	4,915	5,196
Segment special charges	26,830	1,750	26,830	6,811
Remeasurement of acquisition-related contingent consideration	536	—	702	980
Total Adjusted Segment EBITDA	$58,886	$76,087	$114,903	$162,748

(1)	Includes $3.2 million special charges for corporate.

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

Condensed Consolidating Balance Sheet as of June 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$15,113	$158	$123,240	$—	$138,511
Accounts receivable, net	153,823	193,611	205,781	—	553,215
Intercompany receivables	—	1,026,529	18,610	(1,045,139)	—
Other current assets	35,918	21,818	28,327	—	86,063
Total current assets	204,854	1,242,116	375,958	(1,045,139)	777,789
Property and equipment, net	24,897	12,647	22,736	—	60,280
Goodwill	558,978	416,053	212,633	—	1,187,664
Other intangible assets, net	20,174	12,312	32,222	(16,495)	48,213
Investments in subsidiaries	2,119,854	516,041	—	(2,635,895)	—
Other assets	40,435	66,946	43,466	—	150,847
Total assets	$2,969,192	$2,266,115	$687,015	$(3,697,529)	$2,224,793
Liabilities
Intercompany payables	$1,045,139	$—	$—	$(1,045,139)	$—
Other current liabilities	82,260	127,094	105,384	—	314,738
Total current liabilities	1,127,399	127,094	105,384	(1,045,139)	314,738
Long-term debt, net	480,906	—	—	—	480,906
Other liabilities	221,709	16,940	51,322	—	289,971
Total liabilities	1,830,014	144,034	156,706	(1,045,139)	1,085,615
Stockholders' equity	1,139,178	2,122,081	530,309	(2,652,390)	1,139,178
Total liabilities and stockholders' equity	$2,969,192	$2,266,115	$687,015	$(3,697,529)	$2,224,793

Condensed Consolidating Balance Sheet as of December 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$47,420	$156	$168,582	$—	$216,158
Accounts receivable, net	137,523	163,820	173,554	—	474,897
Intercompany receivables	—	1,029,800	—	(1,029,800)	—
Other current assets	44,708	24,944	22,464	—	92,116
Total current assets	229,651	1,218,720	364,600	(1,029,800)	783,171
Property and equipment, net	25,466	14,118	22,272	—	61,856
Goodwill	558,978	416,053	204,970	—	1,180,001
Other intangible assets, net	21,959	13,393	34,725	(17,957)	52,120
Investments in subsidiaries	2,065,819	490,634	—	(2,556,453)	—
Other assets	47,308	65,398	35,514	—	148,220
Total assets	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368
Liabilities
Intercompany payables	$1,027,050	$—	$2,750	$(1,029,800)	$—
Other current liabilities	137,710	129,810	110,935	—	378,455
Total current liabilities	1,164,760	129,810	113,685	(1,029,800)	378,455
Long-term debt, net	365,528	—	—	—	365,528
Other liabilities	211,535	16,411	46,081	—	274,027
Total liabilities	1,741,823	146,221	159,766	(1,029,800)	1,018,010
Stockholders' equity	1,207,358	2,072,095	502,315	(2,574,410)	1,207,358
Total liabilities and stockholders' equity	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$163,649	$151,716	$131,480	$(2,130)	$444,715
Operating expenses
Direct cost of revenues	108,445	108,388	89,307	(2,069)	304,071
Selling, general and administrative expenses	45,908	30,953	30,542	(61)	107,342
Special charges	13,592	7,306	9,176	—	30,074
Acquisition-related contingent consideration	—	777	—	—	777
Amortization of other intangible assets	883	540	1,741	(742)	2,422
	168,828	147,964	130,766	(2,872)	444,686
Operating income (loss)	(5,179)	3,752	714	742	29
Other income (expense)	(5,361)	(71)	774	—	(4,658)
Income (loss) before income tax provision	(10,540)	3,681	1,488	742	(4,629)
Income tax (benefit) provision	(7,034)	4,219	3,342	—	527
Equity in net earnings of subsidiaries	(1,650)	(3,862)	—	5,512	—
Net loss	$(5,156)	$(4,400)	$(1,854)	$6,254	$(5,156)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$10,174	$—	$10,174
Total other comprehensive income, net of tax	—	—	10,174	—	10,174
Comprehensive income (loss)	$(5,156)	$(4,400)	$8,320	$6,254	$5,018

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$175,278	$146,603	$140,557	$(2,291)	$460,147
Operating expenses
Direct cost of revenues	115,254	99,622	90,556	(2,238)	303,194
Selling, general and administrative expenses	45,983	31,065	31,250	(53)	108,245
Special charges	1,750	—	—	—	1,750
Acquisition-related contingent consideration	—	206	—	—	206
Amortization of other intangible assets	986	540	1,882	(818)	2,590
	163,973	131,433	123,688	(3,109)	415,985
Operating income	11,305	15,170	16,869	818	44,162
Other income (expense)	(6,892)	(1,559)	6,273	—	(2,178)
Income before income tax provision	4,413	13,611	23,142	818	41,984
Income tax provision	3,034	6,865	5,538	—	15,437
Equity in net earnings of subsidiaries	25,168	17,107	—	(42,275)	—
Net income	$26,547	$23,853	$17,604	$(41,457)	$26,547
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(18,809)	$—	$(18,809)
Total other comprehensive loss, net of tax	—	—	(18,809)	—	(18,809)
Comprehensive income (loss)	$26,547	$23,853	$(1,205)	$(41,457)	$7,738

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$315,456	$322,742	$257,583	$(4,722)	$891,059
Operating expenses
Direct cost of revenues	219,703	226,174	171,868	(4,602)	613,143
Selling, general and administrative expenses	91,706	61,937	61,114	(120)	214,637
Special charges	13,592	7,306	9,176	—	30,074
Acquisition-related contingent consideration	—	1,172	—	—	1,172
Amortization of other intangible assets	1,785	1,080	3,511	(1,461)	4,915
	326,786	297,669	245,669	(6,183)	863,941
Operating income (loss)	(11,330)	25,073	11,914	1,461	27,118
Other income (expense)	(10,613)	(498)	1,257	—	(9,854)
Income (loss) before income tax provision	(21,943)	24,575	13,171	1,461	17,264
Income tax provision (benefit)	(12,617)	15,137	5,884	—	8,404
Equity in net earnings of subsidiaries	18,186	4,711	—	(22,897)	—
Net income	$8,860	$14,149	$7,287	$(21,436)	$8,860
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$17,544	$—	$17,544
Total other comprehensive income, net of tax:	—	—	17,544	—	17,544
Comprehensive income	$8,860	$14,149	$24,831	$(21,436)	$26,404

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$358,272	$309,166	$267,623	$(4,629)	$930,432
Operating expenses
Direct cost of revenues	229,683	208,812	174,871	(4,536)	608,830
Selling, general and administrative expenses	90,650	61,786	59,511	(93)	211,854
Special charges	1,750	4,563	498	—	6,811
Acquisition-related contingent consideration	6	1,334	—	—	1,340
Amortization of other intangible assets	1,972	1,098	3,761	(1,635)	5,196
	324,061	277,593	238,641	(6,264)	834,031
Operating income	34,211	31,573	28,982	1,635	96,401
Other income (expense)	(11,969)	(2,269)	8,388	—	(5,850)
Income before income tax provision	22,242	29,304	37,370	1,635	90,551
Income tax provision	11,183	13,724	8,916	—	33,823
Equity in net earnings of subsidiaries	45,669	26,989	—	(72,658)	—
Net income	$56,728	$42,569	$28,454	$(71,023)	$56,728
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(19,167)	$—	$(19,167)
Total other comprehensive loss, net of tax:	—	—	(19,167)	—	(19,167)
Comprehensive income	$56,728	$42,569	$9,287	$(71,023)	$37,561

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(56,917)	$1,386	$(26,669)	$(82,200)
Investing activities
Purchases of property and equipment	(5,440)	(4,655)	(3,032)	(13,127)
Other	72	—	—	72
Net cash used in investing activities	(5,368)	(4,655)	(3,032)	(13,055)
Financing activities
Borrowings under revolving line of credit, net	115,000	—	—	115,000
Deposits	—	—	3,262	3,262
Purchase and retirement of common stock	(102,513)	—	—	(102,513)
Net issuance of common stock under equity compensation plans	(500)	—	—	(500)
Other	(79)	—	—	(79)
Intercompany transfers	18,070	3,271	(21,341)	—
Net cash provided by (used in) financing activities	29,978	3,271	(18,079)	15,170
Effects of exchange rate changes on cash and cash equivalents	—	—	2,438	2,438
Net increase (decrease) in cash and cash equivalents	(32,307)	2	(45,342)	(77,647)
Cash and cash equivalents, beginning of year	47,420	156	168,582	216,158
Cash and cash equivalents, end of year	$15,113	$158	$123,240	$138,511

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(3,975)	$42,564	$2,044	$40,633
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(56)	(56)
Purchases of property and equipment and other	(1,533)	(7,821)	(2,629)	(11,983)
Other	96	—	—	96
Net cash used in investing activities	(1,437)	(7,821)	(2,685)	(11,943)
Financing activities
Deposits	—	—	2,557	2,557
Purchase and retirement of common stock	(2,903)	—	—	(2,903)
Net issuance of common stock under equity compensation plans	9,353	—	—	9,353
Other	418	(572)	—	(154)
Intercompany transfers	36,342	(34,173)	(2,169)	—
Net cash provided by (used in) financing activities	43,210	(34,745)	388	8,853
Effects of exchange rate changes on cash and cash equivalents	—	—	(4,638)	(4,638)
Net increase (decrease) in cash and cash equivalents	37,798	(2)	(4,891)	32,905
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$73,009	$163	$109,493	$182,665

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three and six months ended June 30, 2017 and 2016 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.

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

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain of these financial measures are considered not in conformity with GAAP (“non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:

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

We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income (loss) and earnings (loss) per diluted share, respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that this non-GAAP financial measure, which excludes the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$444,715	$460,147	$891,059	$930,432
Special charges(1)	$30,074	$1,750	$30,074	$6,811
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Adjusted EBITDA	$40,788	$56,580	$79,107	$125,437
Earnings (loss) per common share — diluted	$(0.13)	$0.64	$0.22	$1.37
Adjusted earnings per common share — diluted	$0.40	$0.66	$0.75	$1.49
Net cash provided by (used in) operating activities	$10,887	$73,732	$(82,200)	$40,633
Total number of employees	4,629	4,603	4,629	4,603

(1)	Excluded from non-GAAP measures.

Second Quarter 2017 Executive Highlights

Revenues

Revenues for the three months ended June 30, 2017 decreased $15.4 million, or 3.4%, to $444.7 million, compared with revenues of $460.1 million for the three months ended June 30, 2016, which included a 1.8% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $7.4 million, or 1.6%. The decrease in revenues was primarily driven by lower demand for services in our Corporate Finance & Restructuring segment.

Special charges

We recorded a special charge of $30.1 million, which includes the impact of certain targeted reductions in areas of each segment where we needed to re-align our workforce with current business demand. In addition, cost cutting actions were taken in certain corporate departments where we were able to streamline support activities and reduce real estate costs. $37.6 million of the charge will be paid in cash. The total charge is net of a $7.5 million non-cash reduction to expense primarily for the reversal of a deferred rent liability. We anticipate that as a result of these actions, we will realize approximately $23.0 million of cost savings in the second half of 2017 as compared with the first half of this year. The special charge includes the following components:

•

$16.1 million of employee severance and other employee related costs associated with the reduction in workforce of 201 employees in our segments and certain corporate departments. All of these amounts will be paid in cash;

•

$12.4 million of exit costs associated with the curtailment of our lease on our executive office in Washington, D.C. We have entered into a new lease for our executive office with a longer term at a more cost effective rate. $20.5 million of the charge will be paid in cash. The exit costs include an $8.1 million non-cash reduction to expense primarily for the reversal of a deferred rent liability; and

•	$1.6 million of other expenses, including costs related to disposing or closing of several small international offices, of which $0.6 million was non-cash.

The following table details the special charges:

	Three Months Ended June 30,
	2017	2016
Corporate Finance & Restructuring	$3,049	$—
Forensic and Litigation Consulting	10,445	1,750
Economic Consulting	5,910	—
Technology	3,827	—
Strategic Communications	3,599	—
Segment special charges	26,830	1,750
Unallocated Corporate	3,244	—
Total	$30,074	$1,750

Net Income (Loss)

Net loss for the three months ended June 30, 2017 was $5.2 million compared with net income of $26.5 million for the three months ended June 30, 2016. This decrease from the prior year quarter was due to the impact of the $30.1 million special charge, reduced revenues and lower FX translation gains.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2017 decreased $15.8 million, or 27.9% to $40.8 million compared with $56.6 million for the three months ended June 30, 2016. Adjusted EBITDA was 9.2% of revenues for the three months ended June 30, 2017 compared with 12.3% of revenues for the three months ended June 30, 2016. The decrease in Adjusted EBITDA is primarily due to lower demand in our Corporate Finance & Restructuring segment.

Earnings (loss) per diluted share (EPS) and Adjusted EPS

Loss per diluted share for the three months ended June 30, 2017 was $0.13 compared with EPS of $0.64 for the three months ended June 30, 2016. Loss per diluted share for 2017 included a special charge, that reduced EPS by $0.52. EPS for the three months ended June 30, 2016 included a special charge that reduced EPS by of $0.02.

Adjusted EPS for the three months ended June 30, 2017 decreased $0.26 to $0.40 compared with $0.66 for the three months ended June 30, 2016 due to declines in Adjusted EBITDA described above.

Liquidity and capital allocation

Net cash provided by operating activities decreased $62.8 million to $10.9 million compared with $73.7 million for the prior year quarter due to:

•	Lower cash collections as a result of lower revenues and higher DSO’s (DSO was 103 days at June 30, 2017 and 100 days at June 30, 2016);
•	Increased salaries and benefits payments due to annual wage increases, higher year-over-year headcount and the timing of an additional payroll in the second quarter of 2017 as compared with 2016.

Financing activities in the three months ended June 30, 2017 included $78.0 million of additional borrowings under the Company’s senior secured bank revolving credit facility (“Senior Bank Credit Facility”) used to fund both operations and our Stock Repurchase Program. In the quarter, we repurchased and retired 1,887,033 shares of our common stock for an average price per share of $34.74, at a total cost of $65.6 million.

On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which the Company may repurchase up to $100.0 million of its outstanding common stock. On May 18, 2017, our Board of Directors authorized an additional $100.0 million to repurchase shares of our outstanding common stock pursuant to the Stock Repurchase Program authorized for an aggregate authorization of $200.0 million. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2017, we have $78.9 million available under the Stock Repurchase Program to repurchase additional shares.

Our total debt was $485.0 million as of June 30, 2017, down from $500.0 million as of June 30, 2016. Total debt, net of cash was $346.5 million at June 30, 2017, compared with $317.3 million at June 30, 2016.

Headcount

Our total headcount decreased 1.9% from 4,718 as of December 31, 2016 to 4,629 as of June 30, 2017. The following table includes the net billable headcount additions (reductions) for the six months ended June 30, 2017.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2016	895	1,110	656	288	647	3,596
Additions, net	5	—	4	8	10	27
March 31, 2017	900	1,110	660	296	657	3,623
Additions (reductions), net	(19)	(40)	(8)	5	2	(60)
June 30, 2017	881	1,070	652	301	659	3,563
Percentage change in headcount from December 31, 2016	-1.6%	-3.6%	-0.6%	4.5%	1.9%	-0.9%

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$117,487	$132,142	$223,388	$259,298
Forensic and Litigation Consulting	111,410	118,193	222,816	237,197
Economic Consulting	124,004	118,006	263,225	248,737
Technology	45,566	41,882	91,653	90,163
Strategic Communications	46,248	49,924	89,977	95,037
Total revenues	$444,715	$460,147	$891,059	$930,432
Segment operating income (loss)
Corporate Finance & Restructuring	$15,447	$30,482	$24,196	$60,558
Forensic and Litigation Consulting	1,183	11,925	13,107	30,138
Economic Consulting	8,008	14,291	26,510	34,502
Technology	(1,568)	880	2,872	(300)
Strategic Communications	(755)	6,990	1,772	10,655
Total segment operating income	22,315	64,568	68,457	135,553
Unallocated corporate expenses	(22,286)	(20,406)	(41,339)	(39,152)
Operating income	29	44,162	27,118	96,401
Other income (expense)
Interest income and other	1,592	4,125	2,197	6,682
Interest expense	(6,250)	(6,303)	(12,051)	(12,532)
	(4,658)	(2,178)	(9,854)	(5,850)
Income (loss) before income tax provision	(4,629)	41,984	17,264	90,551
Income tax provision	527	15,437	8,404	33,823
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Earnings (loss) per common share — basic	$(0.13)	$0.65	$0.22	$1.40
Earnings (loss) per common share — diluted	$(0.13)	$0.64	$0.22	$1.37

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Add back:
Income tax provision	527	15,437	8,404	33,823
Interest income and other	(1,592)	(4,125)	(2,197)	(6,682)
Interest expense	6,250	6,303	12,051	12,532
Depreciation and amortization	7,727	8,078	16,298	16,049
Amortization of other intangible assets	2,422	2,590	4,915	5,196
Special charges	30,074	1,750	30,074	6,811
Remeasurement of acquisition-related contingent consideration	536	—	702	980
Adjusted EBITDA	$40,788	$56,580	$79,107	$125,437

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Diluted Share to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Add back:
Special charges	30,074	1,750	30,074	6,811
Tax impact of special charges	(9,103)	(691)	(9,103)	(2,483)
Remeasurement of acquisition-related contingent consideration	536	—	702	980
Tax impact of remeasurement of acquisition-related contingent consideration	(204)	—	(269)	(380)
Adjusted net income	$16,147	$27,606	$30,264	$61,656
Earnings (loss) per common share — diluted	$(0.13)	$0.64	$0.22	$1.37
Add back:
Special charges	0.75	0.04	0.74	0.16
Tax impact of special charges	(0.23)	(0.02)	(0.22)	(0.06)
Remeasurement of acquisition-related contingent consideration	0.01	—	0.02	0.02
Tax impact of remeasurement of acquisition-related contingent consideration	—	—	(0.01)	—
Adjusted earnings per common share — diluted	$0.40	$0.66	$0.75	$1.49
Weighted average number of common shares outstanding — diluted(1)	39,932	41,599	40,502	41,373

(1)

For the three months ended June 30, 2017, the Company reported a net loss. For the period, the basic weighted average common shares outstanding equals the diluted weighted average common shares outstanding for purposes of calculating U.S. GAAP earnings per share because potentially dilutive securities would be antidilutive. For non-GAAP purposes, the Adjusted EPS and diluted weighted average number of common shares outstanding presented herein reflect the impact of the inclusion of share-based awards that are considered dilutive based on the impact of the add-backs included in Adjusted Net Income above.

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$10,887	$73,732	$(82,200)	$40,633
Purchases of property and equipment	(7,296)	(5,621)	(13,127)	(11,983)
Free Cash Flow	$3,591	$68,111	$(95,327)	$28,650

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenues and operating income

See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.

Unallocated corporate expenses

Unallocated corporate expenses for the three months ended June 30, 2017 increased $1.9 million, or 9.2%, to $22.3 million compared with $20.4 million for the three months ended June 30, 2016. Excluding the impact of a $3.2 million portion of the special charge recorded in 2017, unallocated corporate expenses decreased by $1.3 million in 2017 or 6.7%. The decrease was primarily due to lower infrastructure departments spend and lower executive compensation, which was partially offset by higher legal expenses.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased $2.5 million to $1.6 million for the three months ended June 30, 2017 compared with $4.1 million for the three months ended June 30, 2016. The decrease was primarily due to net unrealized foreign currency transaction gains, which were $0.7 million for the three months ended June 30, 2017 compared with $3.0 million for the three months ended June 30, 2016. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense for the three months ended June 30, 2017 of $6.3 million was consistent with the three months ended June 30, 2016.

Income tax provision

For the three months ended June 30, 2017, we generated a loss before income tax provision which yielded a negative effective tax rate compared with 36.8% for the same period in 2016. Our effective tax rate for the three months ended June 30, 2017 was not meaningful due to the impact of the special charge. Excluding the impact of the special charge, the effective tax rate for the three months ended June 30, 2017 was 37.8% compared with 36.9% in the same period in 2016.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Revenues and operating income

See special charges discussion for the three months ended June 30, 2017.

Unallocated corporate expenses

Unallocated corporate expenses for the six months ended June 30, 2017 increased $2.2 million, or 5.6%, to $41.3 million compared with $39.2 million for the six months ended June 30, 2016. Excluding the impact of special charges of $3.2 million recorded in 2017, unallocated corporate expenses decreased by $1.0 million in 2017 or 2.7%. The decrease was primarily due to lower infrastructure departments spend and lower executive compensation, which was partially offset by higher expenses related to 2017 global senior management meeting and higher legal expenses.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased $4.5 million to $2.2 million for the six months ended June 30, 2017 compared with $6.7 million for the six months ended June 30, 2016. The decrease was primarily due to net unrealized foreign currency transaction losses, which were $0.3 million for the six months ended June 30, 2017 compared with a $4.4 million gain for the six months ended June 30, 2016. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense for the six months ended June 30, 2017 decreased $0.4 million, or 3.2%, to $12.1 million compared with $12.5 million for the six months ended June 30, 2016. Interest expense for the six months ended June 30, 2017 was favorably impacted by lower average debt balances reflecting the net repayments of borrowings under the Senior Bank Credit Facility in 2016.

Income tax provision

Our effective tax rate for the six months ended June 30, 2017 was 48.7% compared with 37.4% for the same period in 2016. The increase in the effective tax rate was primarily due to the impact of higher non-deductible foreign losses on lower income before income taxes. Excluding the impact of the special charge, the effective tax rate for the six months ended June 30, 2017 was 37.0% compared with 37.3% for the same period 2016.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(5,156)	$26,547	$8,860	$56,728
Add back:
Income tax provision	527	15,437	8,404	33,823
Interest income and other	(1,592)	(4,125)	(2,197)	(6,682)
Interest expense	6,250	6,303	12,051	12,532
Unallocated corporate expenses(1)	22,286	20,406	41,339	39,152
Total segment operating income	22,315	64,568	68,457	135,553
Add back:
Segment depreciation expense	6,783	7,179	13,999	14,208
Amortization of other intangible assets	2,422	2,590	4,915	5,196
Segment special charges	26,830	1,750	26,830	6,811
Remeasurement of acquisition-related contingent consideration	536	—	702	980
Total Adjusted Segment EBITDA	$58,886	$76,087	$114,903	$162,748

(1)	Includes $3.2 million special charges for corporate.

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	881	853	881	853
Forensic and Litigation Consulting	1,070	1,117	1,070	1,117
Economic Consulting	652	604	652	604
Technology (1)	301	301	301	301
Strategic Communications	659	606	659	606
Total revenue-generating professionals	3,563	3,481	3,563	3,481
Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	60%	68%	60%	71%
Forensic and Litigation Consulting	60%	61%	60%	62%
Economic Consulting	68%	71%	70%	75%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$403	$422	$390	$402
Forensic and Litigation Consulting	$310	$333	$320	$333
Economic Consulting	$542	$526	$548	$529

(1)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 392 as-needed employees during the three months ended June 30, 2017, as compared with 246 as-needed employees during the three months ended June 30, 2016.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$117,487	$132,142	$223,388	$259,298
Percentage change in revenues from prior year	-11.1%	21.1%	-13.8%	20.4%
Operating expenses
Direct cost of revenues	77,078	80,873	151,743	156,325
Selling, general and administrative expenses	21,129	19,983	42,821	40,806
Special charges	3,049	—	3,049	—
Amortization of other intangible assets	784	804	1,579	1,609
	102,040	101,660	199,192	198,740
Segment operating income	15,447	30,482	24,196	60,558
Percentage change in segment operating income from prior year	-49.3%	39.1%	-60.0%	41.9%
Add back:
Depreciation and amortization of intangible assets	1,552	1,559	3,128	3,086
Special charges	3,049	—	3,049	—
Adjusted Segment EBITDA	$20,048	$32,041	$30,373	$63,644
Gross profit (1)	$40,409	$51,269	$71,645	$102,973
Percentage change in gross profit from prior year	-21.2%	24.9%	-30.4%	23.6%
Gross profit margin (2)	34.4%	38.8%	32.1%	39.7%
Adjusted Segment EBITDA as a percent of revenues	17.1%	24.2%	13.6%	24.5%
Number of revenue-generating professionals (at period end)	881	853	881	853
Percentage change in number of revenue-generating professionals from prior year	3.3%	10.1%	3.3%	10.1%
Utilization rates of billable professionals	60%	68%	60%	71%
Average billable rate per hour	$403	$422	$390	$402

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenues decreased $14.7 million, or 11.1%, to $117.5 million for the three months ended June 30, 2017, which included a 1.7% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $12.5 million, or 9.4%. This decrease was primarily driven by lower demand for restructuring services globally, partially offset by higher success fees.

Gross profit decreased $10.9 million, or 21.2%, to $40.4 million for the three months ended June 30, 2017. Gross profit margin decreased 4.4 percentage points for the three months ended June 30, 2017. This decrease was primarily due to lower utilization as a result of a decline in demand for restructuring services globally.

Selling, general and administrative (“SG&A”) expenses increased $1.1 million, or 5.7%, to $21.1 million for the three months ended June 30, 2017. SG&A expenses were 18.0% of revenues for the three months ended June 30, 2017 compared with 15.1% for the three months ended June 30, 2016.  The increase in SG&A expenses was primarily a result of higher infrastructure support costs.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Revenues decreased  $35.9 million, or 13.8%, to $223.4 million for the six months ended June 30, 2017, which included a 1.2% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $32.6 million, or 12.6%. This decrease was primarily driven by lower demand for restructuring services globally, partially offset by higher demand for transaction advisory services in North America and Europe, Middle East and Africa ("EMEA").

Gross profit decreased $31.3 million, or 30.4%, to $71.6 million for the six months ended June 30, 2017. Gross profit margin decreased 7.6 percentage points for the six months ended June 30, 2017. The decline in gross profit margin was due to lower utilization across all regions, partially offset by higher success fees in North America.

SG&A expenses increased $2.0 million, or 4.9%, to $42.8 million for the six months ended June 30, 2017. SG&A expenses were 19.2%  of revenues for the six months ended June 30, 2017 compared with 15.7% for the six months ended June 30, 2016. The increase in SG&A expense was due to higher infrastructure charges to support additional headcount and an increase bad debt expense. Bad debt expense in 2016 included a collection of a prior period write-off.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$111,410	$118,193	$222,816	$237,197
Percentage change in revenues from prior year	-5.7%	-6.3%	-6.1%	-4.9%
Operating expenses
Direct cost of revenues	77,360	81,476	154,238	161,553
Selling, general and administrative expenses	22,050	22,523	44,230	42,715
Special charges	10,445	1,750	10,445	1,750
Acquisition-related contingent consideration	—	—	—	6
Amortization of other intangible assets	372	519	796	1,035
	110,227	106,268	209,709	207,059
Segment operating income	1,183	11,925	13,107	30,138
Percentage change in segment operating income from prior year	-90.1%	-35.5%	-56.5%	-22.6%
Add back:
Depreciation and amortization of intangible assets	1,404	1,515	3,001	3,110
Special charges	10,445	1,750	10,445	1,750
Adjusted Segment EBITDA	$13,032	$15,190	$26,553	$34,998
Gross profit (1)	$34,050	$36,717	$68,578	$75,644
Percentage change in gross profit from prior year	-7.3%	-17.3%	-9.3%	-15.1%
Gross profit margin (2)	30.6%	31.1%	30.8%	31.9%
Adjusted Segment EBITDA as a percent of revenues	11.7%	12.9%	11.9%	14.8%
Number of revenue-generating professionals (at period end)	1,070	1,117	1,070	1,117
Percentage change in number of revenue-generating professionals from prior year	-4.2%	-4.4%	-4.2%	-4.4%
Utilization rates of billable professionals	60%	61%	60%	62%
Average billable rate per hour	$310	$333	$320	$333

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenues decreased $6.8 million, or 5.7%, to $111.4 million for the three months ended June 30, 2017. This was driven by decreased demand in our global investigations and health solutions practices, partially offset by increased demand in our global construction services practice.

Gross profit decreased $2.7 million, or 7.3%, to $34.1 million for the three months ended June 30, 2017. Gross profit margin decreased 0.5 percentage points for the three months ended June 30, 2017.

SG&A expenses decreased $0.5 million, or 2.1%, to $22.1 million for the three months ended June 30, 2017. SG&A expenses were 19.8% of revenues for the three months ended June 30, 2017 compared with 19.1% for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Revenues decreased $14.4 million, or 6.1%, to $222.8 million for the six months ended June 30, 2017. This decrease was driven by lower demand in our global investigations and health solutions practices, partially offset by increased demand in our global construction solutions practice.

Gross profit decreased $7.1 million, or 9.3% to $68.6 million for the six months ended June 30, 2017. Gross profit margin decreased 1.1 percentage points for the six months ended June 30, 2017. This decrease was primarily due to lower utilization in our global investigations and health solutions practices. This decline was partially offset by lower personnel costs in the health solutions practice resulting from headcount reductions in 2016 and higher utilization in the construction solutions practice.

SG&A expenses increased $1.5 million, or 3.5%, to $44.2 million for the six months ended June 30, 2017. SG&A expenses were 19.9% of revenues for the six months ended June 30, 2017 compared with 18.0% for the six months ended June 30, 2016. The increase in SG&A expenses was primarily a result of higher bad debt expense.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$124,004	$118,006	$263,225	$248,737
Percentage change in revenues from prior year	5.1%	8.6%	5.8%	15.8%
Operating expenses
Direct cost of revenues	91,679	85,940	194,952	179,835
Selling, general and administrative expenses	18,245	17,604	35,530	34,030
Special charges	5,910	—	5,910	—
Acquisition-related contingent consideration	7	16	14	32
Amortization of other intangible assets	155	155	309	338
	115,996	103,715	236,715	214,235
Segment operating income	8,008	14,291	26,510	34,502
Percentage change in segment operating income from prior year	-44.0%	0.1%	-23.2%	40.4%
Add back:
Depreciation and amortization of intangible assets	1,591	1,090	3,199	2,198
Special charges	5,910	—	5,910	—
Adjusted Segment EBITDA	$15,509	$15,381	$35,619	$36,700
Gross profit (1)	$32,325	$32,066	$68,273	$68,902
Percentage change in gross profit from prior year	0.8%	9.6%	-0.9%	24.4%
Gross profit margin (2)	26.1%	27.2%	25.9%	27.7%
Adjusted Segment EBITDA as a percent of revenues	12.5%	13.0%	13.5%	14.8%
Number of revenue-generating professionals (at period end)	652	604	652	604
Percentage change in number of revenue-generating professionals from prior year	7.9%	9.0%	7.9%	9.0%
Utilization rates of billable professionals	68%	71%	70%	75%
Average billable rate per hour	$542	$526	$548	$529

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenues increased $6.0 million, or 5.1%, to $124.0 million for the three months ended June 30, 2017, which included a 2.1% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $8.6 million, or 7.2%, driven by higher demand for antitrust services in North America.

Gross profit increased $0.3 million, or 0.8%, to $32.3 million for the three months ended June 30, 2017. Gross profit margin decreased 1.1 percentage points for the three months ended June 30, 2017. This decrease in gross profit margin was primarily due to lower utilization across most of our practices in North America.

SG&A expenses increased $0.6 million, or 3.6%, to $18.2 million for the three months ended June 30, 2017. SG&A expenses were 14.7% of revenues for the three months ended June 30, 2017 compared with 14.9% for the three months ended June 30, 2016. The increase in SG&A expenses was primarily due to higher depreciation and rent expense, which was partially offset by lower bad debt expense.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Revenues increased $14.5 million, or 5.8%, to $263.2 million for the six months ended June 30, 2017, which included a 2.4% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased by $20.3 million, or 8.2%. This increase was primarily driven by higher demand for antitrust services in North America, which was partially offset by lower demand for our financial economics services in North America.

Gross profit decreased $0.6 million, or 0.9%, to $68.3 million for the six months ended June 30, 2017. Gross profit margin decreased 1.8 percentage points for the six months ended June 30, 2017. This decrease in gross profit margin was primarily due to lower utilization in EMEA.

SG&A expenses increased $1.5 million, or 4.4%, to $35.5 million for the six months ended June 30, 2017. SG&A expenses were 13.5% of revenues for the six months ended June 30, 2017 compared with 13.7% for the six months ended June 30, 2016. The increase in SG&A expense was driven primarily by higher depreciation, rent, and infrastructure support costs, which was partially offset by lower legal fees.

TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues	$45,566	$41,882	$91,653	$90,163
Percentage change in revenues from prior year	8.8%	-32.3%	1.7%	-22.6%
Operating expenses
Direct cost of revenues	27,463	24,632	53,070	52,860
Selling, general and administrative expenses	15,683	16,211	31,565	32,225
Special charges	3,827	—	3,827	5,061
Amortization of other intangible assets	161	159	319	317
	47,134	41,002	88,781	90,463
Segment operating income (loss)	(1,568)	880	2,872	(300)
Percentage change in segment operating income from prior year	NM (4)	-89.6%	NM (4)	-102.0%
Add back:
Depreciation and amortization of intangible assets	3,162	4,155	6,526	8,097
Special charges	3,827	—	3,827	5,061
Adjusted Segment EBITDA	$5,421	$5,035	$13,225	$12,858
Gross profit (1)	$18,103	$17,250	$38,583	$37,303
Percentage change in gross profit from prior year	4.9%	-36.0%	3.4%	-27.4%
Gross profit margin (2)	39.7%	41.2%	42.1%	41.4%
Adjusted Segment EBITDA as a percent of revenues	11.9%	12.0%	14.4%	14.3%
Number of revenue-generating professionals (at period end) (3)	301	301	301	301
Percentage change in number of revenue-generating professionals from prior year	0.0%	-17.3%	0.0%	-17.3%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues
(3)	Includes personnel involved in direct client assistance and revenue generating consultants
(4)	Fluctuation in terms of percentage change is not meaningful.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenues increased $3.7 million, or 8.8%, to $45.6 million for the three months ended June 30, 2017, which included a 1.3% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $4.2 million, or 10.1%. The revenue increase is related to higher demand for consulting driven by M&A second requests, partially offset by lower revenues for hosting due to fewer cross border investigations.

Gross profit increased $0.9 million, or 4.9%, to $18.1 million for the three months ended June 30, 2017. Gross profit margin decreased by 1.5 percentage points to 39.7% of segment revenue compared with the same period in the prior year. The decrease in gross profit margin is due to revenue mix including a larger percentage of lower margin services and higher cost of service and investment in future revenue generating initiatives.

SG&A expenses decreased $0.5 million, or 3.3%, to $15.7 million for the three months ended June 30, 2017. SG&A expenses were 34.4% of revenues for the three months ended June 30, 2017 compared with 38.7% for the three months ended June 30, 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense. Research and development expense related to software development was $4.3 million for the three months ended June 30, 2017 compared with $4.5 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Revenues increased $1.5 million, or 1.7%, to $91.7 million for the six months ended June 30, 2017, which included 1.2% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $2.6 million, or 2.9%, due to higher demand in M&A second request and investigation work, which was partially offset by the wind down of certain hosting services engagements.

Gross profit increased $1.3 million, or 3.4%, to $38.6 million for the six months ended June 30, 2017. Gross profit margin increased to 42.1% of revenues compared with 41.4% of revenue in the prior year. The increase in gross profit margin was due to higher revenues and a reduction in depreciation costs related to lower capital expenditures in the data center, which was partially offset by a higher mix of lower margin services.

SG&A expenses decreased $0.7 million, or 2.0%, to $31.6 million for the six months ended June 30, 2017. SG&A expenses were 34.4% of revenues for the six months ended June 30, 2017 compared with 35.7% for the six months ended June 30, 2016. The reduction in SG&A expenses is related to lower bad debt expenses. Research and development expense related to software development was $8.5 million for the six months ended June 30, 2016 and 2017.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues	$46,248	$49,924	$89,977	$95,037
Percentage change in revenues from prior year	-7.4%	15.1%	-5.3%	11.2%
Operating expenses
Direct cost of revenues	30,488	30,273	59,137	58,257
Selling, general and administrative expenses	11,196	11,518	22,399	22,926
Special charges	3,599	—	3,599	—
Remeasurement of acquisition-related contingent Consideration	536	—	702	980
Acquisition-related contingent consideration	234	190	456	322
Amortization of other intangible assets	950	953	1,912	1,897
	47,003	42,934	88,205	84,382
Segment operating income	(755)	6,990	1,772	10,655
Percentage change in segment operating income from prior year	-110.8%	69.4%	-83.4%	28.0%
Add back:
Depreciation and amortization of intangible assets	1,496	1,450	3,060	2,913
Special Charges	3,599	—	3,599	—
Fair value remeasurement of contingent consideration	536	—	702	980
Adjusted Segment EBITDA	$4,876	$8,440	$9,133	$14,548
Gross profit (1)	$15,760	$19,651	$30,840	$36,780
Percentage change in gross profit from prior year	-19.8%	22.9%	-16.2%	15.8%
Gross profit margin (2)	34.1%	39.4%	34.3%	38.7%
Adjusted Segment EBITDA as a percent of revenues	10.5%	16.9%	10.2%	15.3%
Number of revenue-generating professionals (at period end)	659	606	659	606
Percentage change in number of revenue-generating professionals from prior year	8.7%	10.0%	8.7%	10.0%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenues decreased $3.7 million, or 7.4%, to $46.2 million for the three months ended June 30, 2017, which included 3.4% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased by $2.0 million, or 4.0%, driven by lower project based revenues in financial communications and corporate reputation engagements in North America, partially offset by higher retainer based revenues.

Gross profit decreased $3.9 million, or 19.8%, to $15.8 million for the three months ended June 30, 2017. Gross profit margin decreased 5.3 percentage points for the three months ended June 30, 2017. The decrease in gross profit margin was primarily due to fewer large scale high margin, project engagements and a higher proportion of lower margin pass-through income.

SG&A expenses decreased $0.3 million, or 2.8%, to $11.2 million for the three months ended June 30, 2017. SG&A expenses were 24.2% of revenue for the three months ended June 30, 2017 compared with 23.1% for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Revenues decreased $5.1 million, or 5.3%, to $90.0 million for the six months ended June 30, 2017, which included 3.8% estimated negative impact from FX. Excluding the estimated impact from FX, revenues decreased by $1.4 million, or 1.5%, driven by lower project based revenues in financial communications in North America, which was partially offset by higher retainer-based revenues in all regions and higher project based revenues in EMEA, particularly in public affairs related engagements.

Gross profit decreased $5.9 million, 16.2%, to $30.8 million for the six months ended June 30, 2017. Gross profit margin decreased 4.4 percentage points for the six months ended June 30, 2017. The decrease was primarily due to fewer high margin, large project engagements in North America as well as higher compensation as a result of increased headcount.

SG&A expenses decreased $0.5 million, or 2.3%, to $22.4 million for the six months ended June 30, 2017. SG&A expenses were 24.9% of revenue for the six months ended June 30, 2017 compared with 24.1% for the six months ended June 30, 2016.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and on various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

See Note 3, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
Cash flows	2017	2016
	(dollars in thousands)
Net cash (used) provided by operating activities	$(82,200)	$40,633
Net cash used in investing activities	$(13,055)	$(11,943)
Net cash provided by financing activities	$15,170	$8,853
DSO	103	100

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

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Net cash used in operating activities for the six months ended June 30, 2017 was $82.2 million compared with net cash provided by operating activities of $40.6 million for the six months ended June 30, 2016. The decrease in net cash provided by operating activities was primarily due to

•	lower cash collections as a result of lower revenues and higher DSO’s (DSO was 103 days at June 30, 2017 and 100 days at June 30, 2016);
•	increased annual bonus payments; and
•	increased salaries and benefits payments due to annual wage increases, higher year-over-year headcount and the timing of an additional payroll in the first half of 2017 as compared with 2016.

Net cash used in investing activities for the six months ended June 30, 2017 was $13.1 million compared with net cash used in investing activities of $11.9 million for the six months ended June 30, 2016. Capital expenditures were $13.1 million for the six months ended June 30, 2017 compared with $12.0 million for the six months ended June 30, 2016.

Net cash provided by financing activities for the six months ended June 30, 2017 was $15.2 million compared with $8.9 million for the six months ended June 30, 2016. Cash used in financing activities in the six months ended June 30, 2017 included $115.0 million of net borrowings under our Senior Bank Credit Facility, payments of $102.5 million used to settle repurchases of our common stock and $3.2 million of refundable deposits related to one of our foreign entities. Our financing activities for the six months ended June 30, 2016 included $9.4 million in cash received from the issuance of common stock under our equity compensation plan, the receipt of $2.6 million of refundable deposits related to one of our foreign entities and payments of $2.9 million to settle repurchases of our common stock.

Capital Resources

As of June 30, 2017, our capital resources included $138.5 million of cash and cash equivalents and available borrowing capacity of $364.3 million under our Senior Bank Credit Facility. As of June 30, 2017, we had $185.0 million of borrowing outstanding under our Senior Bank Credit Facility and $0.7 million of outstanding letters of credit, which reduced the availability of borrowings. We primarily use letters of credit in lieu of security deposits for our leased office facilities.

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

During the six months ended June 30, 2017, we spent $13.1 million in capital expenditures to support our organization, including direct support for specific client engagements.  We expect to make additional capital expenditures in an aggregate amount between $20 million and $30 million for the remainder of 2017. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.

Our cash flows from operations have historically exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for the next 12 months or longer.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any unanticipated capital expenditures, future acquisitions, unexpected significant changes in numbers of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;
•	the quality of our accounts receivable;
•	our relative levels of debt and equity;
•	the volatility and overall condition of the capital markets; and
•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Senior Bank Credit Facility or the Indenture that governs our senior notes due 2022. See “Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

•	our ability to manage growth;

•	risk of non-payment of receivables;
•	the amount and terms of our outstanding indebtedness;
•	headcount and cost reductions during periods of reduced demand;
•	risks relating to the obsolescence of, changes to, or the protection of, our proprietary software products and intellectual property rights;
•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies; and
•	fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 18, 2017. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Reportable Segments

Changes in capital markets, M&A activity, legal or regulatory requirements, general economic conditions and monetary or geo-political disruptions, as well as other factors beyond our control, could reduce demand for our practice offerings or services, in which case our revenues and profitability could decline.

Different factors outside of our control could affect demand for a segment’s practices and our services. These include:

•	fluctuations in U.S. and/or global economies, including economic recessions and the strength and rate of any general economic recoveries;
•	the U.S. or global financial markets and the availability, costs and terms of credit and credit modifications;
•	the level of leverage incurred by countries or businesses;
•	M&A activity;
•	frequency and complexity of significant commercial litigation;
•	overexpansion by businesses causing financial difficulties;
•	business and management crises, including the occurrence of alleged fraudulent or illegal activities and practices;
•

new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations, including antitrust/competition reviews of proposed M&A transactions;

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

We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenue recognition under GAAP; (iii) the utilization of revenue-generating professionals, including the ability to  adjust staffing levels (including new hires or reductions) to accommodate the business and prospects of the applicable segment and practice;; (iv) the time it takes before a new hire becomes profitable; (v) the geographic locations of our clients or the locations where services are rendered; (vi) billing rates and fee arrangements, including  the opportunity and ability to successfully reach milestones and complete, and collect success fees and other outcome-contingent or performance-based fees; (vii) the length of billing and collection cycles and changes in bad debt rates; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; (ix) business and asset acquisitions; (x) fluctuations in the exchange rates of various currencies against the U.S. dollar; and (xi) economic factors beyond our control.

The results of different segments and practices may be affected differently by the above factors  Certain of our practices, particularly our substantial restructuring practice, tend to experience their highest demand during periods when market and/or industry conditions are less favorable for many businesses.  For example, in periods of limited credit availability, reduced M&A activity and/or declining business and/or consumer spending, while not always the case, there may be increased restructuring opportunities that will cause our restructuring practice to experience high demand. On the other hand, those same factors may cause a number of our other segments and practices, such as our antitrust and competition practice in Economic Consulting and our transaction advisory services practice in Corporate Finance & Restructuring to experience reduced demand.  The positive effects of certain events or factors on certain segments and practices may not be sufficient to overcome the negative effects of those same events or factors on other parts of our business. In addition, our mix of practice offerings adds complexity to the task of predicting revenues and results of operations and managing our staffing levels and expenditures across changing business cycles and economic environments.

Our results are subject to seasonal and similar factors, such as during the fourth quarter when our professionals and our clients typically take vacations. We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments which are paid throughout the year. Also, the timing of investments or future acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows. This volatility makes it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of previously issued guidance.  While we assess our annual guidance at the end of each quarter and update such guidance when we think it is appropriate, unanticipated future volatility can cause actual results to vary significantly from our guidance, even where that guidance reflects a range of possible results and has been updated to take account of partial-year results.

If we do not effectively manage the utilization of our professionals or billable rates, our financial results could decline.

Our failure to manage the utilization of our professionals who bill on an hourly basis, or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements (including adding or reducing staff during periods of increased or decreased demand for our services), or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such events, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions; the complexity, number, type, size and timing of client engagements; the level of demand for our services; appropriate professional staffing levels, in light of changing client demands and market conditions; utilization of professionals across segments and geographic regions; competition and acquisitions.

Segments may enter into engagements which involve more complicated non-time and material arrangements, such as fixed fees and time and materials with caps. Failure to effectively manage professional hours and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to lower revenues or the costs of providing services under those types of arrangements exceeding the fees collected by the Company.

Factors that could negatively affect utilization in our Corporate Finance & Restructuring segment include the completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; low interest rates; and fewer, smaller and less complex M&A and restructuring activity, or less capital markets activity. Factors that could negatively affect utilization in our Forensic and Litigation

Consulting segment include the settlement of litigation; less frequent instances of significant mismanagement, fraud, wrongdoing or other business problems that could result in fewer or less complex business engagements; fewer and less complex legal disputes; fewer class action suits; the timing of the completion of engagements; less government regulation or fewer regulatory investigations; and the timing of government investigations and litigation. Factors that could adversely affect utilization in our Economic Consulting segment include fewer, smaller and less complex M&A activity; less capital markets activity or fewer complex transactions, a reduced number of regulatory filings and less litigation, reduced or less aggressive antitrust and competition regulation or enforcement; fewer government investigations and proceedings; and the timing of client utilization of our services. Our global expansion into or within locations where we are not well-known or where demand for our services is not well-developed could also contribute to low or lower utilization rates in certain locations. Factors that could adversely affect our Technology segment’s utilization include the settlement of litigation and a decline in and less complex litigation proceedings and governmental investigations. Factors that could adversely affect our Strategic Communications segment’s utilization include a decline in M&A or capital markets activity; fewer event-driven crises affecting businesses; fewer public securities offerings, and general economic decline that may reduce certain discretionary spending by clients.

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

Our Technology segment faces certain risks, including (i) industry consolidation and a heightened competitive environment, (ii) client concentration, (iii) downward pricing pressure, (iv) technology changes and obsolescence, (v) failure to protect client information against cyber-attacks and (vi) failure to protect IP used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.

Our Technology segment is facing significant competition from other consulting and/or software providers specializing in e-discovery, ESI and the management of electronic content. There continues to be significant consolidation of companies providing products and services similar to those offered by our Technology segment, which may provide competitors access to greater financial and other resources than those of the Company. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development, react more quickly to new regulatory or legal requirements and other changes, or innovate more quickly and efficiently. Our Ringtail ®  software has been facing significant competition from competing software products, which are offered on a commodity basis through licensing as opposed to our historical integrated product and consulting service offering.

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

The success of our Technology segment and its ability to compete depends significantly on our technology and other IP, including our proprietary Ringtail ®  software, Acuity ®  e-discovery offering, and other proprietary information and IP rights. The software and products of our Technology segment are subject to rapid technological innovation. There is no assurance that we will successfully develop new versions of our Ringtail ®  software or other products. Our software may not keep pace with necessary changes and innovation. There is no assurance that new, innovative or improved software or products will be developed, compete effectively with the software and technology developed and offered by competitors, be price competitive with other companies providing similar software or products, or be accepted by our clients or the marketplace. If our Technology segment is unable to develop and offer competitive software and products or is otherwise unable to capitalize on market opportunities, the impact could adversely affect our operating margins and financial results.

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

We rely on a combination of copyrights, trademarks, patents, trade secrets, confidentiality and other contractual provisions to protect our assets. Our Ringtail ®  software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection, and the laws of some foreign jurisdictions provide less protection for our proprietary rights than the laws of the U.S. Certain aspects of our Technology segment software are protected by patents granted in the U.S. and foreign jurisdictions. Unauthorized use and misuse of our IP by employees or third parties could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for unauthorized or misuse of our IP may not adequately compensate us for the damages caused by unauthorized use.

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

We deliver sophisticated professional services to our clients. Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract or retain qualified professionals to maintain or expand our business. If we are unable to successfully integrate, motivate and retain qualified professionals, our ability to continue to secure work in may suffer. Moreover, competition has caused our costs of retaining and hiring qualified professionals to increase, a trend which could continue and could adversely affect our operating margins and financial results.

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

Headcount reductions to manage costs during periods of reduced demand for our services could have negative impacts on our business over the longer term.

Our people are our primary assets and account for the majority of our expenses.  During periods of reduced demand for our services, or in response to unfavorable changes in market or industry conditions, we may seek to align our cost structure more closely with our revenues and increase our utilization rates by reducing headcount and eliminating or consolidating underused locations in affected business segments or practices.  Following such actions, in response to subsequent increases in demand for our services, including as a result of favorable changes in market or industry conditions, we may need to hire, train and integrate additional qualified and skilled personnel and may be unable to do so to meet our needs or our clients’ demands on a timely basis  If we are unable to manage staffing levels on a timely basis in light of changing opportunities or conditions, our ability to accept or service business opportunities and client engagements, take advantage of positive market and industry developments and realize future growth could be negatively affected, which could negatively impact our revenues and profitability.  In addition, while increased utilization resulting from headcount reductions may enhance our profitability in the near term, it could negatively affect our business over the longer term by limiting the time our professionals have to seek out and cultivate new client relationships and win new projects.

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

We also provide significant additional payments under the KSIP and annual recurring equity or cash awards under the Senior Managing Director Incentive Compensation Programs, Key Senior Managing Director Incentive Plans and other compensation programs, including awards in the form of restricted stock and other stock- or cash-based awards or, alternatively, cash if we do not have adequate equity securities available under stockholder-approved equity plans.

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

Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to our professionals pursuing independent business opportunities or joining our competitors should be considered low. Although our clients generally contract for services with us as a Company, and not with an individual professional, in the event that a professional leaves, such clients may decide that they prefer to continue working with a specific professional rather than with our Company. Substantially all of our written employment arrangements with our senior managing directors and equivalent employees include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with a former employee or client, or other concerns, outweighs the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, there may be times we may decide not to pursue legal action, even if it is available to us.

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

None.

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (5)		Approximate Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1 through April 30, 2017	118		$35.72	118	(2)	$40,263
May 1 through May 31, 2017	1,199		$34.68	1,199	(3)	$98,655
June 1 through June 30, 2017	574	(1)	$34.43	570	(4)	$78,901
Total	1,891			1,887

(1)	Includes 3,930 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	During the month ended April 30, 2017, we repurchased and retired 118,432 shares of common stock, at an average per share price of $35.72, for an aggregate cost of $4.2 million.
(3)	During the month ended May 31, 2017, we repurchased and retired 1,199,046 shares of common stock, at an average per share price of $34.68, for an aggregate cost of $41.6 million.
(4)	During the month ended June 30, 2017, we repurchased and retired 569,555 shares of common stock, at an average per share price of $34.66, for an aggregate cost of $19.8 million.
(5)

On June 2, 2016, our Board of Directors authorized a stock repurchase program for up to $100.0 million. On May 18, 2017, the Board of Directors authorized an additional $100.0 million to repurchase shares of our common stock for an aggregate stock repurchase authorization of $200.0 million (the “Repurchase Program”). During the three months ended June 30, 2017, we repurchased an aggregate of 1,887,033 shares of our outstanding common stock under the Repurchase Program at an average repurchase price of $34.74 per share for a total cost of approximately $65.6 million.

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

10.1*

FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan (Effective as of June 7, 2017). (Included as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2017 and incorporated herein by reference.)

10.2 *†	Form of Executive Long-Term Incentive Pay Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan

10.3 *†	Form of Executive Long-Term Incentive Pay Incentive Stock Option Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan

10.4 *†	Form of Executive Long-Term Incentive Pay Performance-Based Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan

10.5 *†	Form of General Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.6 *†	Form of General Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.7 *†	Form of General Incentive Stock Option Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.8 *†	Form of General Nonstatutory Stock Option Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.9 *†	Form of General Performance-Based Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan

10.10 *†	Form of General Cash Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.11 *†	Form of General Cash –Based Stock Appreciation Right Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.12 *†	Form of General Cash-Based Performance Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.13 *†	Form of Restricted Stock Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan

Exhibit Number	Description

10.14 *†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.15 *†	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
10.16 *†	Form of Deferred Restricted Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101

The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: July 27, 2017

FTI CONSULTING, INC.

By:	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)