Form 10-Q
period 2017-09-30
FTI CONSULTING INC
filed 2017-10-26
CIK 887936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2017
Common stock, par value $0.01 per share	37,956,648

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$157,961	$216,158
Accounts receivable:
Billed receivables	415,090	365,385
Unbilled receivables	328,526	288,331
Allowance for doubtful accounts and unbilled services	(196,484)	(178,819)
Accounts receivable, net	547,132	474,897
Current portion of notes receivable	23,924	31,864
Prepaid expenses and other current assets	59,196	60,252
Total current assets	788,213	783,171
Property and equipment, net of accumulated depreciation	70,982	61,856
Goodwill	1,204,164	1,180,001
Other intangible assets, net of amortization	46,788	52,120
Notes receivable, net of current portion	106,462	104,524
Other assets	43,984	43,696
Total assets	$2,260,593	$2,225,368
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$108,054	$87,320
Accrued compensation	232,291	261,500
Billings in excess of services provided	26,521	29,635
Total current liabilities	366,866	378,455
Long-term debt, net	461,095	365,528
Deferred income taxes	181,293	173,799
Other liabilities	120,410	100,228
Total liabilities	1,129,664	1,018,010
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 37,941 (2017) and 42,037 (2016)	379	420
Additional paid-in capital	273,765	416,816
Retained earnings	978,886	941,001
Accumulated other comprehensive loss	(122,101)	(150,879)
Total stockholders' equity	1,130,929	1,207,358
Total liabilities and stockholders' equity	$2,260,593	$2,225,368

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$448,962	$438,042	$1,340,021	$1,368,474
Operating expenses
Direct cost of revenues	294,851	293,702	907,994	902,532
Selling, general and administrative expenses	103,909	106,220	318,546	318,074
Special charges	—	—	30,074	6,811
Acquisition-related contingent consideration	252	201	1,424	1,541
Amortization of other intangible assets	2,882	2,845	7,797	8,041
	401,894	402,968	1,265,835	1,236,999
Operating income	47,068	35,074	74,186	131,475
Other income (expense)
Interest income and other	1,103	3,213	3,300	9,895
Interest expense	(6,760)	(6,304)	(18,811)	(18,836)
	(5,657)	(3,091)	(15,511)	(8,941)
Income before income tax provision	41,411	31,983	58,675	122,534
Income tax provision	9,197	10,292	17,601	44,115
Net income	$32,214	$21,691	$41,074	$78,419
Earnings per common share — basic	$0.86	$0.53	$1.05	$1.92
Earnings per common share — diluted	$0.85	$0.52	$1.03	$1.88
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$11,234	$(4,478)	$28,778	$(23,645)
Total other comprehensive income (loss), net of tax	11,234	(4,478)	28,778	(23,645)
Comprehensive income	$43,448	$17,213	$69,852	$54,774

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2016	42,037	$420	$416,816	$941,001	$(150,879)	$1,207,358
Net income	—	$—	$—	$41,074	$—	$41,074
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	28,778	28,778
Issuance of common stock in connection with:
Exercise of options	57	1	1,989	—	—	1,990
Restricted share grants, less net settled shares of 87	213	2	(4,234)	—	—	(4,232)
Stock units issued under incentive compensation plan	—	—	1,547	—	—	1,547
Purchase and retirement of common stock	(4,366)	(44)	(155,241)	—	—	(155,285)
Cumulative effect due to adoption of new accounting standard	—	—	—	(3,189)	—	(3,189)
Share-based compensation	—	—	12,888	—	—	12,888
Balance at September 30, 2017	37,941	$379	$273,765	$978,886	$(122,101)	$1,130,929

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
Operating activities	2017	2016
Net income	$41,074	$78,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,768	25,359
Amortization and impairment of other intangible assets	7,797	8,041
Acquisition-related contingent consideration	1,547	1,541
Provision for doubtful accounts	10,510	5,903
Non-cash share-based compensation	12,888	13,381
Non-cash interest expense	1,489	1,489
Other	297	(1,159)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(72,640)	(67,318)
Notes receivable	8,449	(3,674)
Prepaid expenses and other assets	935	(3,575)
Accounts payable, accrued expenses and other	16,823	10,900
Income taxes	8,876	28,204
Accrued compensation	(34,123)	4,486
Billings in excess of services provided	(3,657)	9,578
Net cash provided by operating activities	24,033	111,575
Investing activities
Payments for acquisition of businesses, net of cash received	(8,929)	(56)
Purchases of property and equipment	(20,021)	(22,855)
Other	74	74
Net cash used in investing activities	(28,876)	(22,837)
Financing activities
Borrowings under revolving line of credit, net	95,000	(25,000)
Deposits	3,585	2,806
Purchase and retirement of common stock	(155,285)	(2,903)
Net issuance of common stock under equity compensation plans	(2,354)	18,394
Other	(79)	357
Net cash used in financing activities	(59,133)	(6,346)
Effect of exchange rate changes on cash and cash equivalents	5,779	(6,968)
Net increase (decrease) in cash and cash equivalents	(58,197)	75,424
Cash and cash equivalents, beginning of period	216,158	149,760
Cash and cash equivalents, end of period	$157,961	$225,184
Supplemental cash flow disclosures
Cash paid for interest	$12,424	$12,590
Cash paid for income taxes, net of refunds	$8,742	$15,909
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,547	$1,842

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

2. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted shares, each using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator — basic and diluted
Net income	$32,214	$21,691	$41,074	$78,419
Denominator
Weighted average number of common shares outstanding — basic	37,431	41,239	39,301	40,856
Effect of dilutive stock options	31	350	96	266
Effect of dilutive restricted shares	284	476	318	483
Weighted average number of common shares outstanding — diluted	37,746	42,065	39,715	41,605
Earnings per common share — basic	$0.86	$0.53	$1.05	$1.92
Earnings per common share — diluted	$0.85	$0.52	$1.03	$1.88
Antidilutive stock options and restricted shares	2,328	753	1,755	1,595

3. New Accounting Standards

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation and income tax consequences, and clarifies the statement of cash flows presentation for certain components of share-based awards, all of which are intended to simplify various aspects of the accounting for share-based compensation. We adopted this standard as of January 1, 2017, and since then we have recorded the excess benefits realized from stock compensation transactions in the Condensed Consolidated Statement of Comprehensive Income. Additionally, we elected to recognize forfeiture expense as forfeitures occur, rather than estimating forfeitures based on historical data.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenues are recognized at the time when goods or services are transferred to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We will adopt this standard using the modified retrospective method effective January 1, 2018. Substantially all of the Company’s engagements are performed either under time-and-expense or fixed-fee contract arrangements. The Company will use the right-to-invoice practical expedient to account for time-and-expense contract arrangements when the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date, which is consistent with the Company’s current revenue recognition policy.

We believe that the adoption of this standard will primarily impact contracts that contain some form of variable consideration, where the Company will earn revenues if certain predefined outcomes occur in the future and which will be subject to probability assessments as defined by the new standard.

Contracts with success fees – The Company may recognize revenue under certain contract arrangements that contain success fees earlier upon the adoption of this standard than we do under current practice, when the related performance obligations are satisfied over time. The Company will estimate revenue using either the expected value method or the most likely amount method, as appropriate, and in an amount that is probable not to result in a significant reversal of cumulative revenue recognized.

Fixed-fee contract arrangements – The Company will recognize revenue as individual performance obligations are satisfied, using a measure of progress that is based on the efforts and costs incurred (i.e. an input method measure of progress). This may lead to a difference from current practice when applying the definition of a performance obligation under the new standard.

Other contract attributes – We believe this standard could affect the timing of revenue recognition for contracts that provide volume-based discounts, time-and-expense contract arrangements that have a cap on total fees, and contract arrangement fees that are subject to third-party approval, among others.

We continue to evaluate the potential impacts of the new guidance on the measurement and presentation of our revenues, as well as required enhancements to disclosures.  The Company is underway in its implementation plan which includes information system and process changes to identify and assess contracts which are impacted by the new revenue recognition criteria and accumulate data to satisfy new disclosure requirements. We are unable to provide an assessment of the financial impact which will be recognized upon adoption as our assessment is dependent on an analysis of individual contracts which exist at the date of adoption.

4. Special Charges

There were no special charges recorded during the three months ended September 30, 2017.

         During the nine months ended September 30, 2017, we recorded a special charge of $30.1 million. The charge includes the impact of certain targeted reductions in areas of each segment where we needed to re-align our workforce with current business demand. In addition, cost cutting actions were taken in certain corporate departments where we were able to streamline support activities and reduce our real estate costs. $37.6 million of the charge will be paid in cash. The total charge is net of a $7.5 million non-cash reduction to expense primarily for the reversal of a deferred rent liability. The special charge includes the following components:

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

During the nine months ended September 30, 2016, we recorded special charges of $6.8 million related to employee terminations in the health solutions practice of our Forensic and Litigation Consulting segment and employee terminations in our Technology segment.

The following table details the special charges by segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30
Special Charges by Segment	2017	2016
Corporate Finance & Restructuring	$3,049	$—
Forensic and Litigation Consulting	10,445	1,750
Economic Consulting	5,910	—
Technology	3,827	5,061
Strategic Communications	3,599	—
	26,830	6,811
Unallocated Corporate	3,244	—
Total	$30,074	$6,811

Activity related to the liability for the special charges for the nine months ended September 30, 2017 is as follows:

	Employee	Lease
	Termination	Termination	Other
	Costs	Costs	Costs	Total
Balance at December 31, 2016	$8,225	$3,335	$—	$11,560
Additions	15,980	19,985	570	36,535
Reductions	(15,947)	(2,941)	(526)	(19,414)
Foreign currency translation adjustment and other	153	(19)	6	140
Balance at September 30, 2017(1)	$8,411	$20,360	$50	$28,821

(1)

Of the $28.8 million remaining liability for the special charges, $5.2 million is expected to be paid in the remainder of 2017, $10.5 million is expected to be paid in 2018, $4.8 million is expected to be paid in 2019, $4.0 million is expected to be paid in 2020 and the remaining balance of $4.3 million is expected to be paid from 2021 to 2025.

5. Allowance for Doubtful Accounts and Unbilled Services

We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income and totaled $4.5 million and $10.5 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $5.9 million for the three and nine months ended September 30, 2016, respectively.

6. Research and Development Costs

Research and development costs related to software development totaled $3.3 million and $11.8 million for the three and nine months ended September 30, 2017, respectively, and $4.5 million and $13.0 million for the three and nine months ended September 30, 2016 respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

7. Financial Instruments

We consider the recorded value of certain financial assets and liabilities, which consist primarily of cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2017 and December 31, 2016, based on the short-term nature of the assets and liabilities. The fair value of our total debt at September 30, 2017 was $475.1 million compared to a carrying value of $465.0 million. At December 31, 2016, the fair value of our total debt was $382.8 million compared to a carrying value of $370.0 million. We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (“2022 Notes”). The fair value of our borrowings on our $550.0 million senior secured bank revolving credit facility (“Senior Bank Credit Facility”) approximates the carrying amount. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy, because it is traded in less active markets.

8. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate	Forensic and
	Finance &	Litigation	Economic		Strategic
	Restructuring	Consulting	Consulting	Technology	Communications	Total
Balance at December 31, 2016
Goodwill	$440,666	$230,544	$268,209	$117,607	$317,114	$1,374,140
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2016	440,666	230,544	268,209	117,607	122,975	1,180,001
Acquisitions	11,900	—	—	—	—	11,900
Foreign currency translation adjustment and other	2,292	2,967	712	122	6,170	12,263
Balance at September 30, 2017
Goodwill	454,858	233,511	268,921	117,729	323,284	1,398,303
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at September 30, 2017	$454,858	$233,511	$268,921	$117,729	$129,145	$1,204,164

During the three months ended September 30, 2017, we made an initial payment of $8.9 million at closing to acquire a restructuring business within our Corporate Finance & Restructuring segment. We recorded $11.9 million in goodwill as a result of the acquisition. We have included the results of the acquired business’ operations in the Corporate Finance & Restructuring segment since its acquisition date.

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.9 million and $7.8 million for the three and nine months ended September 30, 2017, respectively, and $2.8 million and $8.0 million for the three and nine months ended September 30, 2016, respectively.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of September 30, 2017(1)
2017 (remaining)	$2,771
2018	8,223
2019	7,561
2020	7,387
2021	6,773
Thereafter	8,473
$41,188

(1)

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

9. Long-Term Debt

The components of long-term debt obligations are presented in the table below:

	September 30,	December 31,
	2017	2016
2022 Notes	$300,000	$300,000
Senior Bank Credit Facility	165,000	70,000
Total debt	465,000	370,000
Less: deferred debt issue costs	(3,905)	(4,472)
Long-term debt, net	$461,095	$365,528

The Company has classified the borrowings under the Company’s Senior Bank Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets as amounts due under the credit agreement entered into as of June 26, 2015, which expires on June 26, 2020, are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $0.7 million of the borrowing limit was utilized for letters of credit as of September 30, 2017.

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

11. Share-Based Compensation

During the nine months ended September 30, 2017, we granted 248,509 restricted stock awards, stock options exercisable for up to 130,650 shares, 53,175 restricted stock units and 100,052 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2017, stock options exercisable for up to 96,802 shares and 24,920 shares of restricted stock awards were forfeited prior to the completion of the vesting requirements.

Total share-based compensation expense, net of forfeitures, for the three months and nine months ended September 30, 2017 and 2016 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2017	2016	2017	2016
Direct cost of revenues	$1,350	$2,243	$8,371	$8,370
Selling, general and administrative expenses	1,781	2,617	3,833	7,825
Special charges	—	—	96	105
Total share-based compensation expense	$3,131	$4,860	$12,300	$16,300

12. Stockholders’ Equity

On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Stock Repurchase Program”). On May 18, 2017, our Board of Directors authorized an additional $100.0 million increasing the Stock Repurchase Program to an aggregate authorization of $200.0 million. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2017, we have $26.1 million available under this program to repurchase additional shares.

The following table details our stock repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of common stock repurchased and retired	1,599	—	4,366	85
Average price paid per share	$32.98	N/A	$35.55	$34.12
Total cost	$52,741	N/A	$155,198	$2,903

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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Corporate Finance & Restructuring	$128,121	$110,617	$351,509	$369,915
Forensic and Litigation Consulting	118,639	115,045	341,455	352,242
Economic Consulting	111,753	122,480	374,978	371,217
Technology	42,282	44,072	133,935	134,235
Strategic Communications	48,167	45,828	138,144	140,865
Total revenues	$448,962	$438,042	$1,340,021	$1,368,474
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$26,734	$17,762	$57,107	$81,406
Forensic and Litigation Consulting	22,539	16,554	49,092	51,552
Economic Consulting	12,061	18,354	47,680	55,054
Technology	5,973	7,398	19,198	20,256
Strategic Communications	8,073	7,509	17,206	22,057
Total Adjusted Segment EBITDA	$75,380	$67,577	$190,283	$230,325

The table below reconciles Net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$32,214	$21,691	$41,074	$78,419
Add back:
Income tax provision	9,197	10,292	17,601	44,115
Interest income and other	(1,103)	(3,213)	(3,300)	(9,895)
Interest expense	6,760	6,304	18,811	18,836
Unallocated corporate expenses(1)	18,827	21,738	60,166	60,890
Segment depreciation expense	6,603	7,920	20,602	22,128
Amortization of intangible assets	2,882	2,845	7,797	8,041
Segment special charges	—	—	26,830	6,811
Remeasurement of acquisition-related contingent consideration	—	—	702	980
Total Adjusted Segment EBITDA	$75,380	$67,577	$190,283	$230,325

(1)	Includes $3.2 million special charges for corporate for the nine months ended September 30, 2017.

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

Condensed Consolidating Balance Sheet as of September 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$20,704	$159	$137,098	$—	$157,961
Accounts receivable, net	164,357	173,846	208,929	—	547,132
Intercompany receivables	—	1,060,086	23,912	(1,083,998)	—
Other current assets	34,862	21,344	26,914	—	83,120
Total current assets	219,923	1,255,435	396,853	(1,083,998)	788,213
Property and equipment, net	33,317	14,749	22,916	—	70,982
Goodwill	570,876	416,053	217,235	—	1,204,164
Other intangible assets, net	19,730	11,772	31,023	(15,737)	46,788
Investments in subsidiaries	2,149,817	549,280	—	(2,699,097)	—
Other assets	39,279	64,537	46,630	—	150,446
Total assets	$3,032,942	$2,311,826	$714,657	$(3,798,832)	$2,260,593
Liabilities
Intercompany payables	$1,083,998	$—	$—	$(1,083,998)	$—
Other current liabilities	118,584	139,369	108,913	—	366,866
Total current liabilities	1,202,582	139,369	108,913	(1,083,998)	366,866
Long-term debt, net	461,095	—	—	—	461,095
Other liabilities	238,336	11,362	52,005	—	301,703
Total liabilities	1,902,013	150,731	160,918	(1,083,998)	1,129,664
Stockholders' equity	1,130,929	2,161,095	553,739	(2,714,834)	1,130,929
Total liabilities and stockholders' equity	$3,032,942	$2,311,826	$714,657	$(3,798,832)	$2,260,593

Condensed Consolidating Balance Sheet as of December 31, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$47,420	$156	$168,582	$—	$216,158
Accounts receivable, net	137,523	163,820	173,554	—	474,897
Intercompany receivables	—	1,029,800	—	(1,029,800)	—
Other current assets	44,708	24,944	22,464	—	92,116
Total current assets	229,651	1,218,720	364,600	(1,029,800)	783,171
Property and equipment, net	25,466	14,118	22,272	—	61,856
Goodwill	558,978	416,053	204,970	—	1,180,001
Other intangible assets, net	21,959	13,393	34,725	(17,957)	52,120
Investments in subsidiaries	2,065,819	490,634	—	(2,556,453)	—
Other assets	47,308	65,398	35,514	—	148,220
Total assets	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368
Liabilities
Intercompany payables	$1,027,050	$—	$2,750	$(1,029,800)	$—
Other current liabilities	137,710	129,810	110,935	—	378,455
Total current liabilities	1,164,760	129,810	113,685	(1,029,800)	378,455
Long-term debt, net	365,528	—	—	—	365,528
Other liabilities	211,535	16,411	46,081	—	274,027
Total liabilities	1,741,823	146,221	159,766	(1,029,800)	1,018,010
Stockholders' equity	1,207,358	2,072,095	502,315	(2,574,410)	1,207,358
Total liabilities and stockholders' equity	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$163,311	$136,827	$151,197	$(2,373)	$448,962
Operating expenses
Direct cost of revenues	105,857	95,432	95,874	(2,312)	294,851
Selling, general and administrative expenses	44,781	30,280	28,909	(61)	103,909
Special charges	—	—	—	—	—
Acquisition-related contingent consideration	—	252	—	—	252
Amortization of other intangible assets	1,304	541	1,795	(758)	2,882
	151,942	126,505	126,578	(3,131)	401,894
Operating income	11,369	10,322	24,619	758	47,068
Other income (expense)	(5,912)	(4,548)	4,803	—	(5,657)
Income before income tax provision	5,457	5,774	29,422	758	41,411
Income tax provision	4,438	2,260	2,499	—	9,197
Equity in net earnings of subsidiaries	31,195	21,731	—	(52,926)	—
Net income	$32,214	$25,245	$26,923	$(52,168)	$32,214
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$11,234	$—	$11,234
Other comprehensive income, net of tax	—	—	11,234	—	11,234
Comprehensive income	$32,214	$25,245	$38,157	$(52,168)	$43,448

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$159,431	$153,986	$126,995	$(2,370)	$438,042
Operating expenses
Direct cost of revenues	107,579	104,109	84,313	(2,299)	293,702
Selling, general and administrative expenses	47,388	30,704	28,199	(71)	106,220
Acquisition-related contingent consideration	—	201	—	—	201
Amortization of other intangible assets	986	541	1,823	(505)	2,845
	155,953	135,555	114,335	(2,875)	402,968
Operating income	3,478	18,431	12,660	505	35,074
Other income (expense)	(6,913)	(794)	4,616	—	(3,091)
Income (loss) before income tax provision	(3,435)	17,637	17,276	505	31,983
Income tax provision (benefit)	(1,402)	8,194	3,500	—	10,292
Equity in net earnings of subsidiaries	23,724	11,878	—	(35,602)	—
Net income	$21,691	$21,321	$13,776	$(35,097)	$21,691
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(4,478)	$—	$(4,478)
Total other comprehensive loss, net of tax	—	—	(4,478)	—	(4,478)
Comprehensive income	$21,691	$21,321	$9,298	$(35,097)	$17,213

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$478,767	$459,569	$408,780	$(7,095)	$1,340,021
Operating expenses
Direct cost of revenues	325,560	321,606	267,742	(6,914)	907,994
Selling, general and administrative expenses	136,487	92,217	90,023	(181)	318,546
Special charges	13,592	7,306	9,176	—	30,074
Acquisition-related contingent consideration	—	1,424	—	—	1,424
Amortization of other intangible assets	3,089	1,621	5,306	(2,219)	7,797
	478,728	424,174	372,247	(9,314)	1,265,835
Operating income	39	35,395	36,533	2,219	74,186
Other income (expense)	(16,525)	(5,046)	6,060	—	(15,511)
Income (loss) before income tax provision	(16,486)	30,349	42,593	2,219	58,675
Income tax provision (benefit)	(8,179)	17,397	8,383	—	17,601
Equity in net earnings of subsidiaries	49,381	26,442	—	(75,823)	—
Net income	$41,074	$39,394	$34,210	$(73,604)	$41,074
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$28,778	$—	$28,778
Total other comprehensive income, net of tax:	—	—	28,778	—	28,778
Comprehensive income	$41,074	$39,394	$62,988	$(73,604)	$69,852

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$517,703	$463,152	$394,618	$(6,999)	$1,368,474
Operating expenses
Direct cost of revenues	337,262	312,921	259,184	(6,835)	902,532
Selling, general and administrative expenses	138,038	92,490	87,710	(164)	318,074
Special charges	1,750	4,563	498	—	6,811
Acquisition-related contingent consideration	6	1,535	—	—	1,541
Amortization of other intangible assets	2,958	1,639	5,584	(2,140)	8,041
	480,014	413,148	352,976	(9,139)	1,236,999
Operating income	37,689	50,004	41,642	2,140	131,475
Other income (expense)	(18,882)	(3,063)	13,004	—	(8,941)
Income before income tax provision	18,807	46,941	54,646	2,140	122,534
Income tax provision	9,781	21,918	12,416	—	44,115
Equity in net earnings of subsidiaries	69,393	38,867	—	(108,260)	—
Net income	$78,419	$63,890	$42,230	$(106,120)	$78,419
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(23,645)	$—	$(23,645)
Total other comprehensive loss, net of tax:	—	—	(23,645)	—	(23,645)
Comprehensive income	$78,419	$63,890	$18,585	$(106,120)	$54,774

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2017

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(6,155)	$40,052	$(9,864)	$24,033
Investing activities
Payments for acquisition of businesses, net of cash received	(8,929)	—	—	(8,929)
Purchases of property and equipment	(5,943)	(9,762)	(4,316)	(20,021)
Other	74	—	—	74
Net cash used in investing activities	(14,798)	(9,762)	(4,316)	(28,876)
Financing activities
Borrowings under revolving line of credit, net	95,000	—	—	95,000
Deposits	—	—	3,585	3,585
Purchase and retirement of common stock	(155,285)	—	—	(155,285)
Net issuance of common stock under equity compensation plans	(2,354)	—	—	(2,354)
Other	(79)	—	—	(79)
Intercompany transfers	56,955	(30,287)	(26,668)	—
Net cash used in financing activities	(5,763)	(30,287)	(23,083)	(59,133)
Effects of exchange rate changes on cash and cash equivalents	—	—	5,779	5,779
Net increase (decrease) in cash and cash equivalents	(26,716)	3	(31,484)	(58,197)
Cash and cash equivalents, beginning of year	47,420	156	168,582	216,158
Cash and cash equivalents, end of year	$20,704	$159	$137,098	$157,961

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2016

	FTI	Guarantor	Non-Guarantor
	Consulting	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$16,670	$70,744	$24,161	$111,575
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(56)	(56)
Purchases of property and equipment	(2,714)	(16,145)	(3,996)	(22,855)
Other	74	—	—	74
Net cash used in investing activities	(2,640)	(16,145)	(4,052)	(22,837)
Financing activities
Repayments under revolving line of credit, net	(25,000)	—	—	(25,000)
Deposits	—	—	2,806	2,806
Purchase and retirement of common stock	(2,903)	—	—	(2,903)
Net issuance of common stock under equity compensation plans	18,394	—	—	18,394
Other	930	(573)	—	357
Intercompany transfers	45,805	(54,030)	8,225	—
Net cash provided by (used in) financing activities	37,226	(54,603)	11,031	(6,346)
Effects of exchange rate changes on cash and cash equivalents	—	—	(6,968)	(6,968)
Net increase (decrease) in cash and cash equivalents	51,256	(4)	24,172	75,424
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$86,467	$161	$138,556	$225,184

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three and nine months ended September 30, 2017 and 2016 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.

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

We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed fee or recurring retainer. These arrangements are generally cancelable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed, or the number of users licensing our Ringtail® software products for use or installation within their own environments. We license certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenues are defined as revenues billed on a per-item, per-page or some other unit-based method and include revenues from data processing and hosting, software usage and software licensing. Unit-based revenues include revenues associated with our proprietary software that are made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions. On-premise revenues are comprised of upfront license fees, with recurring support and maintenance. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, impact the timing of our revenues.

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

We have included the definitions of Segment Operating Income and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 13, “Segment Reporting” in Part 1, Item 1, of this Quarterly Report on Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income is a component of the definition of Adjusted Segment EBITDA.

We define Segment Operating Income as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenues. We define Adjusted Segment EBITDA Margin as Adjusted Segment EBITDA as a percentage of a segment’s revenues.

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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$448,962	$438,042	$1,340,021	$1,368,474
Special charges(1)	$—	$—	$30,074	$6,811
Net income	$32,214	$21,691	$41,074	$78,419
Adjusted EBITDA	$57,420	$47,229	$136,527	$172,666
Earnings per common share — diluted	$0.85	$0.52	$1.03	$1.88
Adjusted earnings per common share — diluted	$0.83	$0.52	$1.55	$2.00
Net cash provided by operating activities	$106,233	$70,942	$24,033	$111,575
Total number of employees	4,654	4,767	4,654	4,767

(1)	Excluded from non-GAAP measures.

Third Quarter 2017 Executive Highlights

Revenues

Revenues for the three months ended September 30, 2017 increased $10.9 million, or 2.5%, to $449.0 million, compared with revenues of $438.0 million for the three months ended September 30, 2016 primarily driven by higher revenue in our Corporate Finance and FLC segments, partially offset by declines in our Economic Consulting segment.

Special charges

There were no special charges recorded during the three months ended September 30, 2017.

Net income

Net income for the three months ended September 30, 2017 was $32.2 million compared with net income of $21.7 million for the three months ended September 30, 2016. This increase from the prior year quarter was due to the impact of operating profits driven by segment performance and a lower effective income tax rate.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2017 increased $10.2 million, or 21.6% to $57.4 million compared with $47.2 million for the three months ended September 30, 2016. Adjusted EBITDA was 12.8% of revenues for the three months ended September 30, 2017 compared with 10.8% of revenues for the three months ended September 30, 2016. The increase in Adjusted EBITDA was due to higher margin revenues, including success fees, and improved utilization largely within our Corporate Finance and FLC segments.

Earnings per diluted share (EPS) and Adjusted EPS

Earnings per diluted share for the three months ended September 30, 2017 increased $0.33 to $0.85 compared with $0.52 for the three months ended September 30, 2016. Adjusted EPS for the three months ended September 30, 2017 increased $0.31 to $0.83 compared with $0.52 for the three months ended September 30, 2016. The increases for both EPS and Adjusted EPS were due to the operating results described above, lower weighted average shares outstanding as a result of repurchases made under our Stock Repurchase Program and a lower effective income tax rate.

Liquidity and capital allocation

Net cash provided by operating activities for the three months ended September 30, 2017 increased $35.3 million to $106.2 million compared with $70.9 million for the prior year quarter mainly due to higher cash collections as a result of higher revenues, lower income tax payments and benefits related to the timing of certain other operating expenditures. Days sales outstanding (“DSO”) was slightly lower (DSO was 105 days at September 30, 2017 and 106 days at September 30, 2016). Free cash flow for the three months ended September 30, 2017 was $99.3 million compared with $60.1 million for the three months ended September 30, 2016.

A portion of net cash provided by operating activities was used to repurchase and retire 1,599,400 shares of our common stock for an average price per share of $32.98, at a total cost of $52.7 million and make $20.0 million of net repayments under the Company’s $550.0 million senior secured bank revolving credit facility (“Senior Bank Credit Facility”).

Other strategic activities

During the three months ended September 30, 2017, we acquired the operations of a restructuring advisory firm in New York. As part of the transaction, 19 professionals, including five Senior Managing Directors, joined the Company’s Corporate Finance segment. The addition of these professionals will further enhance our top restructuring position in North America by strengthening our company-side and interim management capabilities.

Headcount

Our total headcount decreased 1.4% from 4,718 at December 31, 2016 to 4,654 at September 30, 2017. The following table includes the net billable headcount additions (reductions) for the nine months ended September 30, 2017.

Billable Headcount	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2016	895	1,110	656	288	647	3,596
Additions, net	5	—	4	8	10	27
March 31, 2017	900	1,110	660	296	657	3,623
Additions (reductions), net	(19)	(40)	(8)	5	2	(60)
June 30, 2017	881	1,070	652	301	659	3,563
Additions (reductions), net	53	10	36	(10)	(33)	56
September 30, 2017	934	1,080	688	291	626	3,619
Percentage change in headcount from December 31, 2016	4.4%	-2.7%	4.9%	1.0%	-3.2%	0.6%

(1)	There were 19 revenue-generating professionals added during the three months ended September 30, 2017 related to a business acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$128,121	$110,617	$351,509	$369,915
Forensic and Litigation Consulting	118,639	115,045	341,455	352,242
Economic Consulting	111,753	122,480	374,978	371,217
Technology	42,282	44,072	133,935	134,235
Strategic Communications	48,167	45,828	138,144	140,865
Total revenues	$448,962	$438,042	$1,340,021	$1,368,474
Segment operating income
Corporate Finance & Restructuring	$24,706	$16,182	$48,902	$76,740
Forensic and Litigation Consulting	21,127	14,867	34,234	45,005
Economic Consulting	10,524	16,888	37,034	51,390
Technology	3,002	2,869	5,874	2,569
Strategic Communications	6,536	6,006	8,308	16,661
Total segment operating income	65,895	56,812	134,352	192,365
Unallocated corporate expenses	(18,827)	(21,738)	(60,166)	(60,890)
Operating income	47,068	35,074	74,186	131,475
Other income (expense)
Interest income and other	1,103	3,213	3,300	9,895
Interest expense	(6,760)	(6,304)	(18,811)	(18,836)
	(5,657)	(3,091)	(15,511)	(8,941)
Income before income tax provision	41,411	31,983	58,675	122,534
Income tax provision	9,197	10,292	17,601	44,115
Net income	$32,214	$21,691	$41,074	$78,419
Earnings per common share — basic	$0.86	$0.53	$1.05	$1.92
Earnings per common share — diluted	$0.85	$0.52	$1.03	$1.88

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income	$32,214	$21,691	$41,074	$78,419
Add back:
Income tax provision	9,197	10,292	17,601	44,115
Interest income and other	(1,103)	(3,213)	(3,300)	(9,895)
Interest expense	6,760	6,304	18,811	18,836
Depreciation and amortization	7,470	9,310	23,768	25,359
Amortization of other intangible assets	2,882	2,845	7,797	8,041
Special charges	—	—	30,074	6,811
Remeasurement of acquisition-related contingent consideration	—	—	702	980
Adjusted EBITDA	$57,420	$47,229	$136,527	$172,666

Reconciliation of Net Income and Earnings Per Diluted Share to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$32,214	$21,691	$41,074	$78,419
Add back:
Special charges	—	—	30,074	6,811
Tax impact of special charges(1)	(832)	—	(9,935)	(2,483)
Remeasurement of acquisition-related contingent consideration	—	—	702	980
Tax impact of remeasurement of acquisition-related contingent consideration	—	—	(269)	(380)
Adjusted net income	$31,382	$21,691	$61,646	$83,347
Earnings per common share — diluted	$0.85	$0.52	$1.03	$1.88
Add back:
Special charges	—	—	0.76	0.16
Tax impact of special charges(1)	(0.02)	—	(0.25)	(0.06)
Remeasurement of acquisition-related contingent consideration	—	—	0.02	0.02
Tax impact of remeasurement of acquisition-related contingent consideration	—	—	(0.01)	—
Adjusted earnings per common share — diluted	$0.83	$0.52	$1.55	$2.00
Weighted average number of common shares outstanding — diluted	37,746	42,065	39,715	41,605

(1)	Tax impact of special charges during the three months ended September 30, 2017 represents the favorable impact of a reduction in foreign net operating losses and related valuation allowances.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net cash provided by operating activities	$106,233	$70,942	$24,033	$111,575
Purchases of property and equipment	(6,894)	(10,872)	(20,021)	(22,855)
Free Cash Flow	$99,339	$60,070	$4,012	$88,720

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenues and operating income

See “Segment Results” for an expanded discussion of revenues, gross profit and selling, general and administrative (“SG&A”) expense.

Unallocated corporate expenses

Unallocated corporate expenses for the three months ended September 30, 2017 decreased $2.9 million, or 13.4%, to $18.8 million compared to $21.7 million for the three months ended September 30, 2016.  The decrease was primarily due to lower infrastructure departments spend and lower executive compensation expense, which was partially offset by higher legal expenses.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased $2.1 million to $1.1 million for the three months ended September 30, 2017 compared with $3.2 million for the three months ended September 30, 2016. The decrease was primarily due to net unrealized foreign currency transaction losses, which were $0.3 million for the three months ended September 30, 2017 compared with a $1.3 million gain for the three months ended September 30, 2016. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense for the three months ended September 30, 2017 increased $0.5 million, or 7.2%, to $6.8 million compared to $6.3 million for three months ended September 30, 2016. Interest expense for the three months ended September 30, 2017 was negatively impacted by higher average interest rates on our borrowings under the Senior Bank Credit Facility.

Income tax provision

The effective income tax rate for the three months ended September 30, 2017 was 22.2% compared with 32.2% for the three months ended September 30, 2016. The current quarter rate declined as a result of the favorable impact of an intercompany service fee that reduced certain foreign net operating losses and related valuation allowances, and higher foreign earnings which are in lower taxed jurisdictions. The effective tax rate, prior to discrete items, declined by 7.9 percentage points, primarily as a result of these benefits as compared to the prior year period. In addition certain discrete adjustments reduced the rate by 2.1 percentage points as compared to the prior year period.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Revenues and operating income

See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expense.

Unallocated corporate expenses

Unallocated corporate expenses for the nine months ended September 30, 2017 decreased $0.7 million, or 1.2%, to $60.2 million compared to $60.9 million for the nine months ended September 30, 2016.  Excluding the impact of special charges of $3.2 million recorded in 2017, unallocated corporate expenses decreased by $3.9 million in 2017 or 6.5%.  The decrease was primarily due to lower infrastructure departments spend and lower executive compensation expense, which was partially offset by higher legal expenses and the 2017 global senior management meeting.

Interest income and other

Interest income and other, which includes foreign currency transaction gains and losses, decreased $6.6 million to $3.3 million for the nine months ended September 30, 2017 compared with $9.9 million for the nine months ended September 30, 2016. The decrease was primarily due to net unrealized foreign currency transaction losses, which were $0.1 million for the nine months ended September 30, 2017 compared with a $5.7 million gain for the nine months ended September 30, 2016. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash as well as third party and intercompany receivables and payables.

Interest expense

Interest expense for the nine months ended September 30, 2017 of $18.8 million was consistent with the nine months ended September 30, 2016.

Income tax provision

Our effective tax rate for the nine months ended September 30, 2017 was 30.0% compared to 36.0% for the nine months ended September 30, 2016. The current year rate declined as a result of a mix of higher foreign earnings which are in lower taxed jurisdictions partially offset by an increase in valuation allowances on certain foreign net operating losses. The effective tax rate, prior to discrete items, declined by 3.7 percentage points, primarily as a result of these benefits as compared to the prior year period. In addition certain discrete adjustments reduced the rate by 2.3 percentage points compared to the prior year period.

SEGMENT RESULTS

Total Adjusted Segment EBITDA

We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$32,214	$21,691	$41,074	$78,419
Add back:
Income tax provision	9,197	10,292	17,601	44,115
Interest income and other	(1,103)	(3,213)	(3,300)	(9,895)
Interest expense	6,760	6,304	18,811	18,836
Unallocated corporate expenses(1)	18,827	21,738	60,166	60,890
Total segment operating income	65,895	56,812	134,352	192,365
Add back:
Segment depreciation expense	6,603	7,920	20,602	22,128
Amortization of other intangible assets	2,882	2,845	7,797	8,041
Segment special charges	—	—	26,830	6,811
Remeasurement of acquisition-related contingent consideration	—	—	702	980
Total Adjusted Segment EBITDA	$75,380	$67,577	$190,283	$230,325

(1)	Includes $3.2 million in special charges for corporate for the nine months ended September 30, 2017.

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	934	904	934	904
Forensic and Litigation Consulting	1,080	1,145	1,080	1,145
Economic Consulting	688	647	688	647
Technology (1)	291	298	291	298
Strategic Communications	626	624	626	624
Total revenue-generating professionals	3,619	3,618	3,619	3,618
Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	64%	61%	61%	68%
Forensic and Litigation Consulting	63%	57%	61%	60%
Economic Consulting	62%	69%	68%	74%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$390	$379	$383	$388
Forensic and Litigation Consulting	$326	$330	$318	$329
Economic Consulting	$520	$534	$519	$516

(1)

The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 218 as-needed employees during the three months ended September 30, 2017 compared with 258 as-needed employees during the three months ended September 30, 2016.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$128,121	$110,617	$351,509	$369,915
Percentage change in revenues from prior year	15.8%	-2.5%	-5.0%	12.5%
Operating expenses
Direct cost of revenues	81,749	73,444	233,492	229,769
Selling, general and administrative expenses	20,449	20,109	63,270	60,915
Special charges	—	—	3,049	—
Amortization of other intangible assets	1,217	882	2,796	2,491
	103,415	94,435	302,607	293,175
Segment operating income	24,706	16,182	48,902	76,740
Percentage change in segment operating income from prior year	52.7%	-35.6%	-36.3%	13.2%
Add back:
Depreciation and amortization of intangible assets	2,028	1,580	5,156	4,666
Special charges	—	—	3,049	—
Adjusted Segment EBITDA	$26,734	$17,762	$57,107	$81,406
Gross profit (1)	$46,372	$37,173	$118,017	$140,146
Percentage change in gross profit from prior year	24.7%	-17.1%	-15.8%	9.4%
Gross profit margin (2)	36.2%	33.6%	33.6%	37.9%
Adjusted Segment EBITDA as a percent of revenues	20.9%	16.1%	16.2%	22.0%
Number of revenue-generating professionals (at period end)	934	904	934	904
Percentage change in number of revenue-generating professionals from prior year	3.3%	8.9%	3.3%	8.9%
Utilization rates of billable professionals	64%	61%	61%	68%
Average billable rate per hour	$390	$379	$383	$388

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenues increased $17.5 million, or 15.8%, to $128.1 million for the three months ended September 30, 2017, which included $3.7 million, or 3.4%, from an acquisition that closed in the quarter. Excluding the acquisition, revenues increased organically by $13.8 million, or 12.5%. This increase was primarily due to increased demand globally for restructuring services, and an $8.5 million increase in success fees.

Gross profit increased $9.2 million, or 24.7%, to $46.4 million for the three months ended September 30, 2017. Gross profit margin increased 2.6 percentage points for the three months ended September 30, 2017. This increase was a result of higher success fees and improved utilization.

SG&A expense increased $0.3 million, or 1.7%, to $20.4 million for the three months ended September 30, 2017. SG&A expenses were 16.0% of revenues for the three months ended September 30, 2017 compared with 18.2% for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Revenues decreased $18.4 million, or 5.0%, to $351.5 million for the nine months ended September 30, 2017, which included a 0.8% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $15.5 million, or 4.2%. This decrease was primarily driven by lower demand for restructuring services globally, partially offset by higher success fees.

Gross profit decreased $22.1 million, or 15.8%, to $118.0 million for the nine months ended September 30, 2017. Gross profit margin decreased 4.3 percentage points for the nine months ended September 30, 2017. This decrease was due to lower utilization across all regions, partially offset by higher success fees in North America.

SG&A expenses increased $2.4 million, or 3.9%, to $63.3 million for the nine months ended September 30, 2017. SG&A expenses were 18.0% of revenues for the nine months ended September 30, 2017 compared with 16.5% for the nine months ended September 30, 2016. The increase in SG&A expense was due to an increase in bad debt expense and higher infrastructure support costs. Bad debt expense in 2016 included a collection of a prior period write-off.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$118,639	$115,045	$341,455	$352,242
Percentage change in revenues from prior year	3.1%	-1.0%	-3.1%	-3.6%
Operating expenses
Direct cost of revenues	75,251	77,140	229,489	238,693
Selling, general and administrative expenses	21,861	22,554	66,091	65,269
Special charges	—	—	10,445	1,750
Acquisition-related contingent consideration	—	—	—	6
Amortization of other intangible assets	400	484	1,196	1,519
	97,512	100,178	307,221	307,237
Segment operating income	21,127	14,867	34,234	45,005
Percentage change in segment operating income from prior year	42.1%	24.5%	-23.9%	-11.6%
Add back:
Depreciation and amortization of intangible assets	1,412	1,687	4,413	4,797
Special charges	—	—	10,445	1,750
Adjusted Segment EBITDA	$22,539	$16,554	$49,092	$51,552
Gross profit (1)	$43,388	$37,905	$111,966	$113,549
Percentage change in gross profit from prior year	14.5%	8.8%	-1.4%	-8.4%
Gross profit margin (2)	36.6%	32.9%	32.8%	32.2%
Adjusted Segment EBITDA as a percent of revenues	19.0%	14.4%	14.4%	14.6%
Number of revenue-generating professionals (at period end)	1,080	1,145	1,080	1,145
Percentage change in number of revenue-generating professionals from prior year	-5.7%	-5.3%	-5.7%	-5.3%
Utilization rates of billable professionals	63%	57%	61%	60%
Average billable rate per hour	$326	$330	$318	$329

(1)	Revenues less direct cost of revenues.
(2)	Gross profit as a percent of revenues.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenues increased $3.6 million, or 3.1%, to $118.6 million for the three months ended September 30, 2017. This increase in revenues was primarily due to higher demand for forensic accounting and advisory services and construction solutions offerings, partially offset by a $4.5 million decrease in success fees in our health solutions practice.

Gross profit increased $5.5 million, or 14.5%, to $43.4 million for the three months ended September 30, 2017. Gross profit margin increased 3.7 percentage points for the three months ended September 30, 2017. This increase is related to a 6 percentage point improvement in utilization, which was partially offset by the impact of lower success fees in our health solutions practice.

SG&A expenses decreased $0.7 million, or 3.1%, to $21.9 million for the three months ended September 30, 2017. SG&A expenses were 18.4% of revenues for the three months ended September 30, 2017 compared with 19.6% for the three months ended September 30, 2016. The decrease in SG&A expense was due to lower compensation and travel expenses, partially offset by higher bad debt expense.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Revenues decreased $10.8 million, or 3.1%, to $341.5 million for the nine months ended September 30, 2017. This decrease was primarily driven by lower demand in our global investigations and health solutions practices, partially offset by increased volume in our global construction solutions and North America data and analytics practices.

Gross profit decreased $1.6 million, or 1.4%, to $112.0 million for the nine months ended September 30, 2017. Gross profit margin increased 0.6 percentage point for the nine months ended September 30, 2017. This increase is related to better utilization in our global construction solutions practice coupled with lower personnel costs in our health solutions practice partially offset by lower utilization in our global investigations.

SG&A expenses increased $0.8 million, or 1.3%, to $66.1 million for the nine months ended September 30, 2017. SG&A expenses were 19.4% of revenues for the nine months ended September 30, 2017 compared with 18.5% for the nine months ended September 30, 2016. The increase in SG&A expense was due to higher bad debt expense, partially offset by lower travel expenses and other declines in general overhead expenses.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$111,753	$122,480	$374,978	$371,217
Percentage change in revenues from prior year	-8.8%	6.9%	1.0%	12.7%
Operating expenses
Direct cost of revenues	83,949	88,682	278,901	268,517
Selling, general and administrative expenses	17,123	16,745	52,653	50,775
Special charges	—	—	5,910	—
Acquisition-related contingent consideration	3	11	17	43
Amortization of other intangible assets	154	154	463	492
	101,229	105,592	337,944	319,827
Segment operating income	10,524	16,888	37,034	51,390
Percentage change in segment operating income from prior year	-37.7%	9.0%	-27.9%	28.2%
Add back:
Depreciation and amortization of intangible assets	1,537	1,466	4,736	3,664
Special charges	—	—	5,910	—
Adjusted Segment EBITDA	$12,061	$18,354	$47,680	$55,054
Gross profit (1)	$27,804	$33,798	$96,077	$102,700
Percentage change in gross profit from prior year	-17.7%	7.8%	-6.4%	18.4%
Gross profit margin (2)	24.9%	27.6%	25.6%	27.7%
Adjusted Segment EBITDA as a percent of revenues	10.8%	15.0%	12.7%	14.8%
Number of revenue-generating professionals (at period end)	688	647	688	647
Percentage change in number of revenue-generating professionals from prior year	6.3%	8.9%	6.3%	8.9%
Utilization rates of billable professionals	62%	69%	68%	74%
Average billable rate per hour	$520	$534	$519	$516

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenues decreased $10.7 million, or 8.8%, to $111.8 million for the three months ended September 30, 2017. This decrease was primarily driven by lower demand for antitrust and financial economics services in North America.

Gross profit decreased $6.0 million, or 17.7%, to $27.8 million for the three months ended September 30, 2017. Gross profit margin decreased 2.7 percentage points for the three months ended September 30, 2017. This decrease was primarily due to a 7 percentage point decline in utilization, resulting from lower demand and an increase in billable staff.

SG&A expenses increased $0.4 million, or 2.3%, to $17.1 million for the three months ended September 30, 2017. SG&A expenses were 15.3% of revenues for the three months ended September 30, 2017 compared with 13.7% for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Revenues increased $3.8 million, or 1.0%, to $375.0 million for the nine months ended September 30, 2017, which included a 1.5% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased by $9.2 million, or 2.5%. This increase was primarily driven by higher demand and realized rates for antitrust services in North America, which was partially offset by lower demand for our financial economics services in North America.

Gross profit decreased $6.6 million, or 6.4%, to $96.1 million for the nine months ended September 30, 2017. Gross profit margin decreased 2.1 percentage points for the nine months ended September 30, 2017. This decrease was primarily due to a 5 percentage point decline in utilization, with an increase in billable staff.

SG&A expenses increased $1.9 million, or 3.7%, to $52.7 million for the nine months ended September 30, 2017. SG&A expenses were 14.0% of revenues for the nine months ended September 30, 2017 compared with 13.7% for the nine months ended September 30, 2016. The increase in SG&A expense was driven primarily by higher depreciation, bad debt, and infrastructure support costs, which was partially offset by lower legal fees.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues	$42,282	$44,072	$133,935	$134,235
Percentage change in revenues from prior year	-4.1%	-20.7%	-0.2%	-22.0%
Operating expenses
Direct cost of revenues	24,206	25,666	77,276	78,526
Selling, general and administrative expenses	14,916	15,129	46,481	47,354
Special charges	—	—	3,827	5,061
Amortization of other intangible assets	158	408	477	725
	39,280	41,203	128,061	131,666
Segment operating income	3,002	2,869	5,874	2,569
Percentage change in segment operating income from prior year	4.6%	-58.0%	128.6%	-88.0%
Add back:
Depreciation and amortization of intangible assets	2,971	4,529	9,497	12,626
Special charges	—	—	3,827	5,061
Adjusted Segment EBITDA	$5,973	$7,398	$19,198	$20,256
Gross profit (1)	$18,076	$18,406	$56,659	$55,709
Percentage change in gross profit from prior year	-1.8%	-24.6%	1.7%	-26.5%
Gross profit margin (2)	42.8%	41.8%	42.3%	41.5%
Adjusted Segment EBITDA as a percent of revenues	14.1%	16.8%	14.3%	15.1%
Number of revenue-generating professionals (at period end) (3)	291	298	291	298
Percentage change in number of revenue-generating professionals from prior year	-2.3%	-15.8%	-2.3%	-15.8%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues
(3)	Includes personnel involved in direct client assistance and revenue generating consultants

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenues decreased $1.8 million, or 4.1%, to $42.3 million for the three months ended September 30, 2017. This decrease was primarily driven by lower demand for managed review and lower pricing for hosting services, partially offset by increased demand for consulting services. These decreases were related to the wind down of large cross-border investigations, partially offset by new M&A-related “second requests.”

Gross profit decreased $0.3 million, or 1.8%, to $18.1 million for the three months ended September 30, 2017. Gross profit margin increased by 1.0 percentage point for the three months ended September 30, 2017. This margin increase is due to lower data center costs partially offset by an unfavorable revenue mix.

SG&A expenses decreased $0.2 million, or 1.4%, to $14.9 million for the three months ended September 30, 2017. SG&A expenses were 35.3% of revenues for the three months ended September 30, 2017 compared with 34.3% for the three months ended

September 30, 2016. Research and development expense related to software development was $3.3 million for the three months ended September 30, 2017, a decline of $1.2 million, compared with $4.5 million for the three months ended September 30, 2016. This reduction was offset by higher selling expenses and bad debt expense.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Revenues decreased $0.3 million, or 0.2%, to $133.9 million for the nine months ended September 30, 2017. Revenues were relatively consistent with the prior year period primarily driven by lower pricing for hosting, which was offset by higher demand and pricing for consulting. This was due to higher demand in M&A second request and investigation work offset by the wind down of certain hosting services engagements.

Gross profit increased $1.0 million, or 1.7%, to $56.7 million for the nine months ended September 30, 2017. Gross profit margin increased 0.8 percentage points for the nine months ended September 30, 2017. This margin increase is due to lower data center costs largely offset by an unfavorable revenue mix.

SG&A expenses decreased $0.9 million, or 1.8%, to $46.5 million for the nine months ended September 30, 2017. SG&A expenses were 34.7% of revenues for the nine months ended September 30, 2017 compared with 35.3% for the nine months ended September 30, 2016. Research and development expense related to software development was $11.8 million for the nine months ended September 30, 2017, a decline of $1.2 million, compared with $13.0 million for the nine months ended September 30, 2016.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Revenues	$48,167	$45,828	$138,144	$140,865
Percentage change in revenues from prior year	5.1%	-17.7%	-1.9%	-0.2%
Operating expenses
Direct cost of revenues	29,695	28,770	88,832	87,027
Selling, general and administrative expenses	10,734	9,945	33,133	32,871
Special charges	—	—	3,599	—
Remeasurement of acquisition-related contingent consideration	—	—	702	980
Acquisition-related contingent consideration	249	190	705	512
Amortization of other intangible assets	953	917	2,865	2,814
	41,631	39,822	129,836	124,204
Segment operating income	6,536	6,006	8,308	16,661
Percentage change in segment operating income from prior year	8.8%	-17.0%	-50.1%	7.1%
Add back:
Depreciation and amortization of intangible assets	1,537	1,503	4,597	4,416
Special charges	—	—	3,599	—
Fair value remeasurement of contingent consideration	—	—	702	980
Adjusted Segment EBITDA	$8,073	$7,509	$17,206	$22,057
Gross profit (1)	$18,472	$17,058	$49,312	$53,838
Percentage change in gross profit from prior year	8.3%	-7.3%	-8.4%	7.3%
Gross profit margin (2)	38.3%	37.2%	35.7%	38.2%
Adjusted Segment EBITDA as a percent of revenues	16.8%	16.4%	12.5%	15.7%
Number of revenue-generating professionals (at period end)	626	624	626	624
Percentage change in number of revenue-generating professionals from prior year	0.3%	5.1%	0.3%	5.1%

(1)	Revenues less direct cost of revenues
(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenues increased $2.3 million, or 5.1%, to $48.2 million for the three months ended September 30, 2017, which included 1.0% estimated favorable impact from FX. Excluding the estimated impact of FX, revenues increased $1.9 million, or 4.1%, primarily driven by higher retainer based revenues, partially offset by lower pass-through revenues.

Gross profit increased $1.4 million, or 8.3%, to $18.5 million for the three months ended September 30, 2017. Gross profit margin increased 1.1 percentage points for the three months ended September 30, 2017. This increase was primarily due to a lower proportion of lower margin pass-through revenues and the impact of a success fee.

SG&A expenses increased $0.8 million, or 7.9%, to $10.7 million for the three months ended September 30, 2017. SG&A expenses were 22.3% of revenues for the three months ended September 30, 2017 compared with 21.7% for the three months ended September 30, 2016. The increase in SG&A expenses was largely driven by higher general overhead expenses.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Revenues decreased $2.7 million, or 1.9%, to $138.1 million for the nine months ended September 30, 2017, which included 2.2% estimated negative impact from FX. Excluding the estimated impact from FX, revenues were in line with prior year but include an increase in retainer based revenues across all regions offset by declining project income, mainly in North America.

Gross profit decreased $4.5 million, or 8.4%, to $49.3 million for the nine months ended September 30, 2017. Gross profit margin decreased 2.5 percentage points for the nine months ended September 30, 2017. This decrease was primarily due to fewer large, high margin engagements in North America as well as higher compensation as a result of increased average headcount.

SG&A expenses increased $0.3 million, or 0.8%, to $33.1 million for the nine months ended September 30, 2017. SG&A expenses were 24.0% of revenues for the nine months ended September 30, 2017 compared with 23.3% for the nine months ended September 30, 2016.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC, describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and on various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

See Note 3, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
Cash flows	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$24,033	$111,575
Net cash used in investing activities	$(28,876)	$(22,837)
Net cash used in financing activities	$(59,133)	$(6,346)
DSO	105	106

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

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Net cash provided by operating activities for the nine months ended September 30, 2017 was $24.0 million compared with $111.6 million for the nine months ended September 30, 2016. The decrease in net cash provided by operating activities was primarily due to lower cash collections as a result of lower revenues and increased compensation and severance payments partially offset by lower income tax payments and timing of operating expense payments.

Net cash used in investing activities for the nine months ended September 30, 2017 was $28.9 million compared with $22.8 million for the nine months ended September 30, 2016. Cash payment for the acquisition completed in the three months ended September 30, 2017 was $8.9 million. Capital expenditures were $20.0 million for the nine months ended September 30, 2017 compared with $22.9 million for the nine months ended September 30, 2016.

Net cash used in financing activities for the nine months ended September 30, 2017 was $59.1 million compared with $6.3 million for the nine months ended September 30, 2016. Cash used in financing activities in the nine months ended September 30, 2017 included payments of $155.3 million used to settle repurchases of our common stock, which included $95.0 million of net borrowings under our Senior Bank Credit Facility and $3.6 million of refundable deposits related to one of our foreign entities. Our financing activities for the nine months ended September 30, 2016 included a $25.0 million repayment of borrowings under our Senior Bank Credit Facility and payments in a total amount of $2.9 million to settle repurchases of our common stock, partially offset by $18.4 million in cash received from the issuance of common stock under our equity compensation plan and the receipt of $2.8 million of refundable deposits related to one of our foreign entities.

Capital Resources

As of September 30, 2017, our capital resources included $158.0 million of cash and cash equivalents and available borrowing capacity of $384.3 million under our Senior Bank Credit Facility. As of September 30, 2017, we had $165.0 million of borrowing outstanding under our Senior Bank Credit Facility and $0.7 million of outstanding letters of credit, which reduced the availability of borrowings. We primarily use letters of credit in lieu of security deposits for our leased office facilities.

Future Capital Needs

We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;
•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;
•	debt service requirements, including interest payments on our long-term debt;
•	compensating designated executive management and senior managing directors under our various long-term incentive compensation programs;
•	discretionary funding of the Stock Repurchase Program;
•	contingent obligations related to our acquisitions;
•	potential acquisitions of businesses
•	other known future contractual obligations.

During the nine months ended September 30, 2017, we spent $20.0 million in capital expenditures to support our organization, including direct support for specific client engagements.  We expect to make additional capital expenditures in an aggregate amount between $5 million and $12 million for the remainder of 2017. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.

Our cash flows from operations have historically exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by borrowings under our Senior Bank Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for the next 12 months or longer.

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any unanticipated capital expenditures, future acquisitions, unexpected significant changes in numbers of employees or other unanticipated uses of cash. The anticipated cash needs of our businesses could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our businesses, including material negative changes in the operating performance or financial results of our businesses. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;
•	the quality of our accounts receivable;

•	our relative levels of debt and equity;
•	the volatility and overall condition of the capital markets; and
•	the market prices of our securities.

Any new debt funding, if available, may be on terms less favorable to us than our Senior Bank Credit Facility or the Indenture that governs our senior notes due 2022. See “Forward-Looking Statements” of this Quarterly Report on Form 10-Q and “Risk Factors” previously disclosed in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2017, filed with the SEC on July 27, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

There have been no significant changes in our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

•	our ability to manage growth;
•	risk of non-payment of receivables;
•	the amount and terms of our outstanding indebtedness;
•	headcount and cost reductions during periods of reduced demand;
•	risks relating to the obsolescence of or the protection of our proprietary software products, intellectual property rights, and trade secrets;
•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies; and
•	fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II, Item 1A of our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2017, filed with the SEC on July 27, 2017, included amended and restated risk factors associated with our business, which included material changes to and supersedes the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 18, 2017. There has been no material change in any of the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2017. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.

None.

Repurchases of our common stock.

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (4)		Approximate Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1 through July 31, 2017	114	(1)	$33.04	86	(5)	$76,060
August 1 through August 31, 2017	1,353	(2)	$32.88	1,351	(6)	$31,616
September 1 through September 30, 2017	163	(3)	$33.79	162	(7)	$26,129
Total	1,630			1,599

(1)	Includes 27,532 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(2)	Includes 2,250 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)	Includes 669 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)

On June 2, 2016, our Board of Directors authorized a stock repurchase program for up to $100.0 million. On May 18, 2017, the Board of Directors authorized an additional $100.0 million to repurchase shares of our common stock for an aggregate stock repurchase authorization of $200.0 million (the “Stock Repurchase Program”). During the three months ended September 30, 2017, we repurchased an aggregate of 1,599,400 shares of our outstanding common stock under the Stock Repurchase Program at an average repurchase price of $32.98 per share for a total cost of approximately $52.7 million.

(5)	During the month ended July 31, 2017, we repurchased and retired 86,500 shares of common stock, at an average per share price of $32.83, for an aggregate cost of $2.8 million.

(6)	During the month ended August 31, 2017, we repurchased and retired 1,350,700 shares of common stock, at an average per share price of $32.88, for an aggregate cost of $44.4 million.
(7)	During the month ended September 30, 2017, we repurchased and retired 162,200 shares of common stock, at an average per share price of $33.81, for an aggregate cost of $5.5 million.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

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

101

The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 and September 30, 2016; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: October 26, 2017

FTI CONSULTING, INC.

By:	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)