Form 10-K
period 2017-12-31
FTI CONSULTING INC
filed 2018-02-22
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-14875

FTI CONSULTING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 12th Street NW Washington, D.C.	20004
(Address of Principal Executive Offices)	(ZIP Code)
(202) 312-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1.4 billion, based on the closing sales price of the registrant’s common stock on June 30, 2017.
The number of shares of the registrant’s common stock outstanding on February 15, 2018 was 37,437,467.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2017 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2017

FTI CONSULTING, INC.
PART I
Forward-Looking Information
This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including the 2017 U.S. Tax Cuts and Jobs Act, and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,”  “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them, and various assumptions. There can be no assurance that management’s expectations, beliefs, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
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
We work closely with our clients to help them anticipate, illuminate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide advice and services, such as restructuring (including bankruptcy), capital formation and indebtedness, interim business management, performance improvements, forensic accounting and litigation matters, international arbitrations, mergers and acquisitions (“M&A”), antitrust and competition matters, securities litigation, electronic discovery (or “e-discovery”), management and retrieval of electronically stored information (“ESI”), reputation management and strategic communications. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
We have organized our business segments across four geographic regions consisting of: (i) the North America region, which consists of our 48 U.S. offices located in 19 states and three offices located in Calgary, Toronto and Vancouver, Canada; and our offices in Latin America located in Argentina, Brazil, Colombia, Mexico, the Cayman Islands and the Virgin Islands (British); (ii) the Asia Pacific region, which consists of 15 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, South Korea, Malaysia and Singapore; and (iii) the Europe, Middle East and Africa (“EMEA”) region, which consists of 19 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Netherlands, Qatar, South Africa, Spain, United Arab Emirates and the United Kingdom (“UK”).
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2017, we derived approximately 30% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last three years contributed by each of our five reportable segments.

	Year Ended December 31,
Reportable Segment	2017	2016	2015
Corporate Finance & Restructuring	27%	27%	25%
Forensic and Litigation Consulting	26%	25%	27%
Economic Consulting	27%	28%	25%
Technology	10%	10%	12%
Strategic Communications	10%	10%	11%
Total	100%	100%	100%
The following table sets forth the number of offices and countries in which each segment operates, as well as the net number of revenue-generating professionals in each of our reportable segments.

	Year Ended December 31,		Year Ended December 31,
	2017		2017	2016	2015
	Offices	Countries	Billable Headcount	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring	43	15	901	895	838
Forensic and Litigation Consulting	52	18	1,067	1,110	1,131
Economic Consulting	37	15	683	656	599
Technology	30	8	292	288	349
Strategic Communications	34	16	630	647	599
Total			3,573	3,596	3,516

Our Reportable Segments
Corporate Finance & Restructuring
Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of our clients around the world. We address the full spectrum of financial, operational and transactional risks and opportunities facing our clients. Our clients include companies, boards of directors, investors, private equity sponsors, banks, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of service offerings, including corporate restructuring (and bankruptcy) and interim management services for clients in financial distress. Additionally, our services include financing, M&A, M&A integration, valuation and tax advice, as well as financial, operational and performance improvement services. We also provide expert witness testimony, bankruptcy and insolvency litigation support, and trustee and examiner services. Our clients demand our industry expertise, which includes emphasis in the energy, healthcare, real estate, retail and consumer products, and telecom, media and technology ("TMT") sectors.
In 2017, our Corporate Finance & Restructuring segment operated through restructuring, business transformation and transactions practices, which offer the following services:
Restructuring.

•
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

Our company advisory group advises and assists clients by providing liquidity management, operational improvement, turnaround and restructuring, and capital solutions services to achieve successful turnarounds. Through our out-of-court services, we assist clients to rightsize infrastructure, improve liquidity and solvency, improve cash flow and working capital management, sell noncore assets or business units and recapitalize. We perform due diligence reviews, financial statement, cash flow and EBITDA (earnings before interest expense, income taxes, depreciation and amortization) analyses, prepare liquidity forecasts and financial projections, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral, provide crisis credit and securitized transaction assistance, negotiate loan covenant waivers and guide complex debt restructurings. We also lead and manage the financial aspects of in-court restructurings and bankruptcies by offering services that help our clients assess the impact of a bankruptcy filing on their financial condition and operations. We provide critical services specific to court-supervised insolvency and bankruptcy proceedings. We represent underperforming companies that are debtors-in-possession and lenders. With a focus on minimizing disruption and rebuilding the business after an exit from bankruptcy or insolvency, we help clients accelerate a return to business as usual.
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
Business Transformation.

•
Business Transformation. The services offered by our business transformation practice focus on improving the efficiency and effectiveness of clients’ operations by implementing systemic changes leading to sustainable results. Our Office of the Chief Financial Officer (“CFO”) provides holistic, practical, value-enhancing solutions to address people, process and technology gaps. Our solutions are designed to preserve, create and sustain value and to help the CFO team achieve rapid success. We collaborate with CFOs and their finance and accounting organizations and use innovative engagement tools to provide transformation services, manage risk, deliver business intelligence capabilities, and prepare for and execute events, all while building confidence, clarity, controls and consistency.

Our performance improvement practice service offerings help clients drive revenues and unlock profitability through, among other things, sales and supply chain effectiveness, customer and market development, product and price optimization, cost improvements, human capital optimization, operational excellence and digital transformation.

•
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

Our turnaround management professionals provide their turnaround skills, restructuring expertise, and industry and functional experience to lead through crisis situations, such as financial and operational restructuring and insolvency and bankruptcy, by stabilizing financial position, optimizing financial resources, protecting enterprise value, resolving regulatory compliance issues, building morale and establishing credibility with stakeholders. Our professionals serve in the following interim executive and management roles: chief executive officer, chief operating officer, chief financial officer, chief restructuring officer, controller and treasurer, and other senior positions that report to them.

•
Valuation & Financial Advisory. We provide clients with the information necessary to manage a broad range of complex transactional and strategic situations requiring relevant, timely and sensitive information. Our strategic advisory and transaction support provides business valuation, intangible asset valuation, financial and strategic analyses, forecasting, strategic alternatives and transaction support services. We also provide transaction opinions (such as fairness, solvency, collateral valuation, intellectual property (“IP”) and intangible asset valuation opinions).

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
Transactions.

•
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

We provide investment banking services in the U.S. through FTI Capital Advisors, LLC, our Financial Industry Regulatory Authority registered subsidiary, which focuses on identifying and executing value-added transactions for public and private middle market companies.

•
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

Our commercial and regulatory dispute services involve industry-specific expertise relating to industry standards and customary practices, economic damages, fact finding, and forensic review and analysis, primarily related to the automotive, hospitality, gaming and leisure, real estate and infrastructure, retail and consumer products, structured finance, and TMT industries.

•
Tax Services. We provide advisory services relating to corporate, partnership, and real estate investment trust (“REIT”) and real estate tax compliance and reporting, international taxation, debt restructuring, foreign, state and local taxes, research and development, transfer pricing, tax valuation services and value-added taxation. We advise businesses on a variety of tax matters ranging from tax transaction support to best practice process implementation and structuring.

Forensic and Litigation Consulting
Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with multidisciplinary, independent dispute advisory, investigations, data analytics, forensic accounting, business intelligence and risk mitigation services, as well as interim management and performance improvement services for our health solutions practice clients. We advise our clients in response to allegations involving the propriety of accounting and financial reporting, fraud, regulatory scrutiny and anti-corruption. We assist our clients in protecting enterprise value by (i) quantifying damages and providing expert testimony in a wide range of dispute situations: claims and liabilities, government and regulatory inquiries, investigations and proceedings, litigation, IP, professional malpractice, lost profits, valuations, breach of contract, purchase price disagreements, business interruption, environmental claims, construction claims and fraud, (ii) employing forensic accounting and complex modeling to analyze financial transactions, and (iii) identifying, collecting, analyzing and preserving structured information within enterprise systems. We have the capacity to provide our full array of practice offerings across jurisdictional boundaries around the world.
In 2017, our Forensic and Litigation Consulting segment operated through risk advisory, investigations and disputes practices, which offer the following services:
Risk Advisory.

•
Anti-Corruption Investigations & Compliance. We help clients mitigate corruption risks and investigate and prevent corruption issues arising from the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Anti-Bribery Act (the “UKBA”), Brazil’s Clean Company Act and other similar global statutes.

•
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

•
Data & Analytics. We deliver strategic business solutions for clients requiring in-depth identification, analysis and preservation of large, disparate sets of financial, operational and transactional data. We map relationships among various information systems and geographies, mine for specific transactions and uncover patterns that may signal fraudulent activity or transactional irregularities. We assist with recovering assets and designing and implementing safeguards to minimize the risk of recurrence. We produce detailed visualizations from complex data, making it easier to identify abnormalities and share information. We also have the expertise to perform system and information technology (“IT”) audits and due diligence.

Investigations.

•
Cybersecurity. Our cybersecurity practice uses cutting-edge technologies and capabilities together with our comprehensive practice offerings to enable clients to address their most critical needs and integrate new solutions atop or alongside pre-existing policies and programs to address cyber threats. We help our clients understand their own environments, implement defensive strategies, identify threats, holistically respond to crises, and sustainably recover their operations and reputation after an incident.

•
Forensic Accounting & Advisory Services. We assist U.S. and multinational clients with responding to allegations involving the propriety of accounting, financial reporting, fraud, regulatory scrutiny and anti-corruption inquiries. We identify, collect, analyze and interpret financial and accounting data and information for fraud, accounting, complex financial reporting, audit and special committee investigations. We analyze issues, identify options and make recommendations to respond to financial misstatements, financial restatements and inadequate disclosure allegations, claims, threatened and pending litigation, regulatory inquiries and actions, and whistleblower allegations. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and render opinions, and prepare written reports. We have particular expertise investigating compliance with the FCPA and other anti-corruption laws, including the UKBA and the Organisation for Economic Co-operation and Development (the “OECD”). We provide consulting assistance and expert witness services to securities counsel and their clients regarding inquiries and investigations initiated by the Divisions of Enforcement and Corporate Finance and Office of the Chief Accountant of the SEC. We assist clients in responding to inquiries from the Public Company Accounting Oversight Board.

•
Global Risk and Investigations Practice. We utilize a multidisciplinary approach to conduct complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. We uncover actionable intelligence and perform value-added analysis to help our clients address and mitigate risks, protect assets, remediate compliance, make informed decisions and maximize opportunities. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, political risk assessments, business risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact finding, domestic and international arbitration proceedings, asset searching and analysis, IP and branding protection, anti-money laundering consulting, ethics and compliance program design, and transactional due diligence. We help our clients navigate anti-bribery and anti-corruption risk proactively (assessing and mitigating risk) and reactively (responding to allegations with multidisciplinary investigation, forensic accounting and information preservation experts). We help clients institute the necessary internal controls with which to comply, and we investigate suspected violations of the FCPA and other anti-corruption laws, including the UKBA and OECD. We also develop remediation and monitoring plans, including the negotiation of settlement agreements. Through our services, we uncover actionable intelligence and perform value-added analysis to help our clients and other decision makers address and mitigate risk, protect assets, remediate compliance deficiencies, make informed decisions and maximize opportunities.

Disputes.

•
Construction Solutions. We provide commercial management, risk-based advisory and dispute resolution services to the construction industry around the globe, including services relating to capital program risk management, cost analytics and auditing services, government contracts, and planning and scheduling. Our professionals include engineers, architects, accountants, quantity surveyors, planning and scheduling specialists, cost engineers and project managers. Our expertise includes technical, business, regulatory and legal matters, allowing us to identify key issues and recommend solutions for a wide range of issues affecting U.S. and international construction projects through clear and commercially driven practices and strategies. When litigation or arbitration is unavoidable, our experts work as an integrated part of our clients’ legal teams under the leadership of appointed solicitors or legal counsel.

•
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

•
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

•
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

•
Business Insurance Claims. We assist clients in preparing and submitting comprehensive, logical and well-documented claims for large property and casualty, business interruption, errors and omissions, builders’ risks, political risks, product liability, data breaches and other types of insured risks across a wide variety of industries and U.S. and foreign jurisdictions. We serve as testifying experts on insurance coverage litigation matters. We also assist our clients on pre-loss matters, such as business interruption values, insurable values and maximum probable loss studies.

•
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
In 2017, our Economic Consulting segment offered the following services:

•
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

•
Business Valuation. We help clients identify and understand the value of their businesses in both contentious and uncontentious situations. We provide business valuation, expert valuation and expert testimony services relating to traditional commercial disputes and other matters as diverse as transaction pricing and structuring, securities fraud, valuations for financial reporting, tax, regulatory and stakeholder investment compliance, solvency issues, fraudulent transfers, post-acquisition M&A disputes and transactions, and disputes between shareholders. We provide our clients with specialized valuation opinions and expert testimony involving international disputes before international courts of jurisdiction and arbitration tribunals. We assist our clients in making economic and investment decisions that significantly affect shareholder value, economic returns and capital allocation.

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
Network Analysis. We provide our clients with hindsight, insight and foresight by using our technology and experience to visualize and evaluate relationships and flows among people, groups, markets, organizations, infrastructure, IT systems, biological systems and other interconnected entities in order to understand complex interconnected data. The information we generate can be used by our clients to evaluate and defend insurance claims, support litigation and regulatory proceedings, detect fraud, identify trends and problematic events, certify class litigation claims, and investigate social and terrorist networks.

•
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

Technology
Our Technology segment offers a comprehensive portfolio of information governance, e-discovery and data analytics software, services and consulting to corporations, law firms, courts and government agencies worldwide. Our consulting and services allow our clients to control the risk and expense of information during legal and regulatory events more confidently, as well as better understand and act on their data in the context of compliance and risk. Our professionals help clients locate, analyze, review and produce electronically stored information ("ESI"), including email, computer files, audio, video, instant messaging, cloud data and social media. Our professionals have a proven track record of helping clients with complex issues, including internal investigations, regulatory and global investigations such as under the FCPA and UKBA, litigation and joint defense, discovery and preparation, and antitrust and competition investigations, including second requests under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
In 2017, our Technology segment operated through software and consulting and services practices, which offer the following services:
Software.

•
Ringtail® E-discovery Software. Our Ringtail® software is a sophisticated e-discovery and document review software platform designed to help law firms and corporate legal teams manage the complexity and scope of investigations and litigation at a predictable cost. Ringtail® software is highly scalable, designed to speed the legal review process and help clients find relevant information quickly and accurately. Ringtail® features patented visual analytics, concept clustering, predictive coding and other advanced features to accelerate document review. Ringtail® also processes and culls data, provides a broad range of features for quick data review and coding, and gives users a comprehensive set of redaction and production tools. Ringtail® is available on-premises, on-demand or in a Software-as-a-Service deployment model. Our Ringtail® audio discovery service transforms audio files to reviewable, redactable and searchable files that can be analyzed and produced alongside other ESI.

•	Relativity®*. We became an authorized provider of Relativity®, a third-party software, in 2017 and successfully delivered Relativity® on multiple legal and regulatory engagements.
Consulting & Services.

•
E-discovery Management. We plan, design and manage discovery workflows and engagements to maximize responsiveness, minimize costs and risks, and provide greater budget predictability. We offer several deployment options, from a do-it-yourself on-premises model to a full-service managed services option. We offer clients the option to establish master repositories so that data need only be collected and processed once. In the repository, the data can be accessed and used across multiple matters, enabling the reuse and retention of valuable attorney work product and other information.

•
Managed Document Review. We offer Acuity®, a managed review offering designed to optimize the speed of document review and reduce the cost and complexity of e-discovery at a single, predictable price. Managed review is a service that allows corporations and their law firms to improve the cost-effectiveness of their e-discovery processes via outsourced review and analysis of e-discovery data instead of performing these reviews themselves. With Acuity®, we drive review efficiency by leveraging the power of data analytics and machine learning software with rigorous budget oversight. Acuity® workflows enable collaboration among the corporation, law firm and our Acuity® review teams.

•
Collections & Digital Forensics. We help organizations meet requirements for collecting, analyzing and producing large amounts of data from a variety of sources, including email, voicemail, backup tapes, social media, the cloud, mobile devices, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisors understand technology-dependent issues. We also offer services to reconstruct data that has been deleted, misplaced or damaged.

•Information Governance & Compliance Services. We provide the people, process and technology to develop, implement and deliver information governance projects that reduce corporate risk, cut storage costs, secure data, improve the e-discovery process and enable better insight into data. Services include: readiness assessment consulting and services for the General Data Protection Regulation Act, scanning and quarantine of sensitive data, including personally identifiable information and trade secrets, clean up of file share, litigation hold and preservation optimization, e-discovery readiness/meet-and-confer support, divestiture data segregation, decommission and disposition of business applications in a defensible manner, modernization of messaging policies, backup remediation, workstation and forensic image remediation, social media and messaging archive migration and remediation, migration to cloud applications, discovery of key data, enterprise content management and Sharepoint migration and decommissioning, voice and audio readiness, and cybersecurity readiness assessment.

* Registered trademark of Relativity Technologies, Inc.

•
FTI Investigations. Our “FTI Investigate” offering helps organizations quickly and defensibly manage investigations, whistleblower allegations, corporate due diligence, financial fraud, FCPA and other types of investigations. FTI Investigate helps organizations quickly understand case facts, secure control of sensitive data, and defensibly preserve and review data in compliance with local data privacy laws.

•
Contract Intelligence. Our Contract Intelligence service provides a cost-effective solution for a key component of contract life cycle management, offering organizations a centralized, organized method to review and analyze their global contract universe. Corporations and firms using our Contract Intelligence service can better find, understand and act upon contracts to meet regulatory requirements, reduce risk and recognize greater business value in business contexts such as pre-merger contract diligence, alignment of contract with new regulations, and analyses of leasing agreements for compliance with new accounting standards.

Strategic Communications
Our Strategic Communications segment designs and executes communications strategies for management teams and boards of directors to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position, and preserve and grow operations. We believe our integrated offerings, which include a broad scope of services, deep industry expertise and global reach, are unique and distinguish us from other strategic communications consultancies.
In 2017, our Strategic Communications segment offered the following services:

•
Public Affairs & Government Relations. We advise senior business leaders and leading organizations around the world on how to effectively engage with governments, politicians and policymakers and respond to regulatory changes. We advise governments on how to attract investors by improving their regulatory and legal frameworks. Our integrated global team is based in leading political centers, including Berlin, Brussels, London, Melbourne and Washington, D.C. We combine public policy, economic consulting and capital markets expertise with strategic communications and business advisory skills. We offer the full range of engagement programs, ranging from crisis management of imminent legislation to longer-term shaping of the policy environment. We use a range of qualitative and quantitative tools to establish our clients’ case in connection with government investigations, political and legislative engagement, public policy debates and business strategies, whether in terms of message refinement, policy mapping, reputation benchmarking, opinion polling or speech writing.

•
M&A Crisis Communications & Special Situations. We specialize in advising clients on their communications to investors and other audiences to help them protect their business, brand and market positions and achieve fair valuations in capital markets. We employ a disciplined discovery process to identify preparedness gaps, assess the situation, plan for various possibilities, prepare and disseminate communications, and manage legal and political consequences. We provide services relating to a wide range of M&A scenarios, including transformative and bolt-on acquisitions, friendly and hostile takeovers, and activism defense. We also advise clients in situations that present threats to their valuation and reputation with investors such as proxy contests, financial restatements, shareholder activism, unplanned management changes and other crises. Our integrated communications services are designed to address the concerns of all internal and external stakeholders.

•
Corporate Reputation. We both promote businesses and protect corporate reputations, creating solutions for our clients’ mission-critical communications needs. Our services include crisis and issues management, reputational risk advisory, stakeholder identification, mapping and engagement, messaging and organization positioning, thought leadership consultancy, corporate social responsibility, strategic media relations, employee communications, engagement and change communications, media and presentation coaching, as well as qualitative and quantitative research.

•
People & Change. We help clients plan, design and implement internal communications and programs to increase engagement and understanding among leadership teams, employees, vendors, partners and customers. We partner with our clients to understand their unique business environment and internal and external communications aspirations. Our services assist business leaders in communicating and navigating change and transformative events, including new strategy and vision introductions, leadership positioning, M&A, operating model changes, outsourcing or insourcing, workforce consolidations or reductions, and restructurings and reorganizations. Our services are designed to align stakeholder insights with organizational needs.

•
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

•
Capital Markets Communications. We assist clients in developing and delivering a consistent and credible narrative to investors and the investment community. We help companies articulate and present their entry into the equity markets, from articulating the strategic rationale and investment story to preparing the registration statement with securities regulators to developing the road show for the IPO. We provide investor relations best practices programs and investor relations services and communications. We conduct perception audits and organize investor community events. We provide a wide range of research and analyses to our clients. We also help clients communicate leadership transitions and demonstrate new management credibility to investors.

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

Financial Institutions. Our professionals assist banks and financial services clients of all sizes and types in navigating through a changing environment of financial services regulations and enforcement actions, litigation threats, and economic and competitive challenges. We work with clients to manage risk, ensure compliance, resolve regulatory inquiries as they arise, engage with relevant stakeholders, and leverage their assets to protect and enhance enterprise value.
Healthcare and Life Sciences. Our professionals work with a wide variety of healthcare and life sciences clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial, regulatory, legal and reputational challenges. We provide a one-company team of experts across the spectrum of healthcare disciplines. These professionals have specialized capabilities and a record of success across hospital operations and restructuring, healthcare economics, regulatory compliance, and stakeholder engagement and communications.
Hospitality, Gaming and Leisure. Our professionals help hotels, resorts, casinos, timeshares and condo hotels with operational realignment, asset and interim management, strategic analysis and event readiness (e.g., IPO, receivership, bankruptcy) and stakeholder engagement to preserve, protect and enhance asset and enterprise value.
Insurance. Our professionals combine their business and technical acumen to help insurers, reinsurers, captives, brokers, investors, regulators, corporations and their legal and business advisors address complex strategic and tactical issues. We apply methodologies, analytics and communications counsel to support the strategic requirements of our clients to protect assets, meet compliance requirements, achieve performance goals and engage with key stakeholders. Our professionals have a proven track record of effectively managing a broad range of large domestic and international engagements such as high-profile, discreet investigations and disputes, complex restructuring and enterprise-wide transformations, and the application of methodologies and analytics to innovate, improve performance, reduce risk and achieve compliance.
Mining. Our professionals assist mining businesses in understanding how to conduct business in emerging markets, M&A, capital markets financing, commodity pricing, valuations and quantification of damages in dispute situations.
Public Sector. Our government contracts team assists businesses through all phases of public sector contracting, including complying with government regulations and managing government business, risk avoidance, dispute resolution and litigation support. Our public sector solutions team delivers services, including financial and performance improvement, risk management and forensic consulting, economic and public policy consulting, technology and data analytics, and strategic communications.
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
Retail and Consumer Products. Our professionals provide a full range of corporate finance, turnaround, restructuring and strategic communications expertise for retailers. We have experience in developing strategies for retail and consumer products companies to address internal and external challenges from inception through maturity. Our professionals have deep industry expertise in critical functional areas to help our clients drive performance, implement plans and engage with key stakeholders that will have sustained results. Our Fast Track™ approach utilizes highly developed frameworks and analytics to identify levers in the retail value equation that can be influenced quickly and serve to fund longer term strategic initiatives that drive shareholder value.
Telecom, Media and Technology. Our TMT team provides strategic, financial, operational and communications consulting with industry specialists in wireline and wireless telecom, print and digital media, broadcast TV and radio, entertainment and content production, and technology companies of all types, including software, hardware, Internet business models and cloud-based technology. We provide targeted performance improvement strategies and implementation, commercial diligence and transaction advisory, M&A integration, carve-outs and divestitures planning, valuation, interim management, restructuring and strategic communications. We deliver original insights that help clients better understand company performance, consumer behavior, digital substitution, emerging technologies, disruptive trends and stakeholder priorities in our industries.
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

•
Financial Markets. Financial market factors, including credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates and capital markets transactions, are significant drivers of demand for our business offerings, particularly our Corporate Finance & Restructuring and Strategic Communications segments.

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

•
Operational Challenges and Opportunities. Businesses facing challenges require the evaluation and re-evaluation of strategy, risks and opportunities as a result of crisis-driven situations, competition, regulation, innovation and other events that arise in the course of business. These challenges include enterprise risk management, global expansion, competition from established companies, and emerging businesses and technologies doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their board need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with the specialized technical expertise of our practice offerings and industry expertise. These factors drive demand for various practices and services of all our segments.

•
Developing Markets. The growth of multinational firms and global consolidation can precipitate antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, corporate restructuring and bankruptcy activities, and antitrust and competition scrutiny. Companies in the developing world and multinational companies can benefit from our expert advice to access capital and business markets, comply with the regulatory and other requirements of multiple countries, structure M&A transactions and conduct due diligence, which drives demand for the services of all of our segments.

Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•
Pre-eminent Businesses and Professionals. We believe that our segments include some of the pre-eminent practices and professionals in our industry today. During 2017, the awards and recognitions received by our segments include the following:

▪	FTI Consulting named to Forbes magazine list of America’s Best Management Consulting Firms for the second consecutive year - recognized in 20 sectors and functional areas

▪	Corporate Finance & Restructuring ranked the #1 U.S. Restructuring Advisor according to The Deal for the last 10 years

▪	Forensic and Litigation Consulting recognized as the #1 Global Risk & Investigations Services Provider by The National Law Journal

▪	FTI Consulting and Compass Lexecon had the most experts (129) recognized in the Who’s Who Legal Consulting Experts Guide for the second consecutive year

▪	FTI Technology named a Leader in Worldwide E-discovery Services Vendor by IDC MarketScape’s Vendor Assessment Report

▪	Strategic Communications named EMEA PR Consultancy of the Year by The Holmes Report

•
Diversified Service Offerings. Our five reportable segments offer a diversified portfolio of practices providing services within our four geographic regions. Our broad range of practices and services, the diversity of our revenue streams, our specialized industry expertise and our global locations distinguish us from our competitors. This diversity helps to mitigate the impact of crises, events and changes in a particular practice, industry or country.

•
Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, and local, state and national governments and agencies in the U.S. and other countries. Additionally, 96 of the 100 law firms as ranked by American Lawyer Global 100: Most Revenue List refer or engage us on behalf of multiple clients on multiple matters.

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

•
Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2017, we employed 3,573 revenue-generating professionals, many of whom have an established and widely recognized name in their respective service and industry specialization, and specialized industry expertise. Through our substantial staff of highly qualified professionals, we can handle a large number of complex assignments simultaneously. To attract and retain highly qualified professionals, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, cash incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging engagements with other highly skilled peers.

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

Our Employees
Our success depends on our ability to attract and retain our expert professional workforce. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. We also engage independent contractors to supplement our professionals on client engagements as needed. As of December 31, 2017, we employed 4,609 employees, of which 3,573 were revenue-generating professionals.
Employment Agreements
As of December 31, 2017, we had written employment arrangements with substantially all of our 452 Senior Managing Directors and equivalent personnel (collectively, “SMD”). These arrangements generally provide for fixed salary and participation in incentive payment programs (which, in some cases, may be based on financial measures such as EBITDA), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if an SMD leaves our employment for specified reasons prior to the expiration date of their employment agreement. The length and amount of payments to be paid by us following the termination or resignation of an SMD may vary, depending on whether the person resigned with or without “good reason” or was terminated by us with or without “cause,” retired or did not renew, died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment arrangements with SMDs require some notice period be given by the parties prior to termination of employment and include covenants providing for restrictions on the SMDs competing against, and soliciting employees from, the Company for a specified period of time following the end of the SMDs employment.
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
Select SMDs may participate in certain incentive compensation programs, such as our Senior Managing Director Incentive Compensation Program in the U.S., UK and Canada (the “ICP”) or the Key Senior Managing Director Incentive Plan

(the “KSIP”).  The ICP was closed to new participants effective January 2015.  Participants were recommended by management and approved by the Compensation Committee of the Board of Directors of the Company.  The ICP and KSIP provide for a combination of forgivable loans, equity awards and retention bonuses that are paid over an average of six to 10 years depending on the program and economic value of the award.  These programs also require participants to defer a portion of their bonus in the form of cash or restricted stock over a two-to-three-year period.
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
Clients
During the year ended December 31, 2017, no single client accounted for more than 10% of our consolidated revenues. No reportable segment had a single client that accounted for more than 10% of its respective total revenues for the year ended December 31, 2017. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, each law firm engages us on behalf of multiple clients.
Competition
We compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the service(s) or product(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, that offer a broad range of consulting services; investment banking firms; IT consulting and software companies, that offer niche services that are the same or similar to services or products offered by one or more of our segments; and small firms and independent contractors that provide one or more specialized services.
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
Our Technology segment primarily competes with consulting and/or software providers specializing in e-discovery, ESI and the management of electronic content. Competitors may offer products and/or services intended to address one piece or more of those areas. There continues to be significant consolidation of companies providing products and services similar to our Technology segment, through M&A and other transactions, which may provide competitors access to greater financial and other resources than those of FTI. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development or react more quickly to new regulatory or legal requirements and other changes and may be able to innovate more quickly and efficiently. Our Ringtail® software has been facing significant competition from competing software products that are offered to end users on a commodity basis through licensing as opposed to our historical integrated product and consulting service offerings. In addition, companies compete aggressively against our Technology segment on the basis of price, particularly with respect to hosting and e-discovery services.
Our Strategic Communications segment competes with large public relations firms, as well as boutique M&A, crisis communications and public affairs firms.
Some service providers are larger than we are and, on certain engagements, may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty services or pricing advantages.
Patents, Licenses and Trademarks
We hold 96 U.S. patents and have 23 U.S. patent applications pending and zero pending U.S. provisional patent applications. We have filed 23 international patent applications under the Patent Cooperation Treaty, 21 of which have entered the National phase. We hold 24 non-U.S.-issued patents in Canada and Europe, and one non-U.S. patent application is pending in Canada. No additional patent applications have been issued or are pending in other countries covering various aspects of software of our Technology segment.
We have no pending U.S. patent applications and no pending international patent applications filed under the Patent Cooperation Treaty covering clock auctions. We rely upon non-disclosure, license and other agreements to protect our interests in these products.
We have registered Ringtail®, Attenex®, Acuity® and TrialMax® and have filed to register Radiance™ as trademarks of FTI Consulting. We consider the Ringtail®, Attenex®, Acuity®, Radiance™ and our other technologies and software to be proprietary and confidential. We have also developed other e-discovery software products under the Ringtail® brand, which we consider proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The Ringtail® and TrialMax® software and technology are not protected by patents. We rely upon international copyright laws, non-disclosure agreements and contractual agreements, internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties to protect our proprietary information, software and other works. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.
We have also developed marketing language such as “Critical Thinking at the Critical Time®” and “Experts with Impact™” and trademarks, logos and designs. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions or, in some cases, applications have been filed and are pending. Certain FTI Consulting, Palladium and Compass-formative marks’ use is pursuant to certain Co-Existence, Consent and/or Settlement agreements. We believe we take the appropriate steps to protect our trademarks and brands.
Corporate Information
We incorporated under the laws of the state of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange (the “NYSE”) under the symbol FCN. Our executive offices are located at 555 12th Street NW, Washington, D.C. 20004. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.
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
Available Information
We make available, free of charge, on or through our website at http://www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report on Form 10-K, as well as other periodic reports filed with the SEC, may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, MD 21209, telephone number 410-591-4800.

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
We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenue recognition under U.S. GAAP; (iii) the utilization of revenue-generating professionals, including the ability to adjust staffing levels up or down to accommodate the business and prospects of the applicable segment and practice;; (iv) the time it takes before a new hire becomes profitable; (v) the geographic locations of our clients or the locations where services are rendered; (vi) billing rates and fee arrangements, including  the opportunity and ability to successfully reach milestones and complete, and collect success fees and other outcome-contingent or performance-based fees; (vii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; (ix) business and asset acquisitions; (x) fluctuations in the exchange rates of various currencies against the U.S. dollar; and (xi) economic factors beyond our control.

The results of different segments and practices may be affected differently by the above factors. Certain of our practices, particularly our restructuring practice, tend to experience their highest demand during periods when market and/or industry conditions are less favorable for many businesses.  For example, in periods of limited credit availability, reduced M&A activity and/or declining business and/or consumer spending, while not always the case, there may be increased restructuring opportunities that will cause our restructuring practice to experience high demand. On the other hand, those same factors may cause a number of our other segments and practices, such as our antitrust and competition practice in Economic Consulting and our transaction advisory services practice in Corporate Finance & Restructuring to experience reduced demand.  The positive effects of certain events or factors on certain segments and practices may not be sufficient to overcome the negative effects of those same events or factors on other parts of our business. In addition, our mix of practice offerings adds complexity to the task of predicting revenues and results of operations and managing our staffing levels and expenditures across changing business cycles and economic environments.
Our results are subject to seasonal and similar factors, such as during the fourth quarter when our professionals and our clients typically take vacations. We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments which are paid throughout the year. Also, the timing of investments or acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows. This volatility makes it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of previously issued guidance.  While we assess our annual guidance at the end of each quarter and update such guidance when we think it is appropriate, unanticipated future volatility can cause actual results to vary significantly from our guidance, even where that guidance reflects a range of possible results and has been updated to take account of partial-year results.

If we do not effectively manage the utilization of our professionals or billable rates, our financial results could decline.
Our failure to manage the utilization of our professionals who bill on an hourly basis, or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements (including adding or reducing staff during periods of increased or decreased demand for our services), or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such events, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions; the complexity, number, type, size and timing of client engagements; the level of demand for our services; appropriate professional staffing levels, in light of changing client demands and market conditions; utilization of professionals across segments and geographic regions; competition and acquisitions. In addition, our global expansion into or within locations where we are not well-known or where demand for our services is not well-developed could also contribute to low or lower utilization rates in certain locations.
Segments may enter into engagements which involve non-time and material arrangements, such as fixed fees and time and materials with caps. Failure to effectively manage professional hours and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to lower revenues or the costs of providing services under those types of arrangements may exceed the fees collected by the Company.
Factors that could negatively affect utilization in our segments include:
Corporate Finance & Restructuring - The completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; low interest rates; and fewer, smaller and less complex M&A and restructuring activity, or less capital markets activity.
Forensic and Litigation Consulting - The settlement of litigation; less frequent instances of significant mismanagement, fraud, wrongdoing or other business problems that could result in fewer or less complex business engagements; fewer and less complex legal disputes; fewer class action suits; the timing of the completion of engagements; less government regulation or fewer regulatory investigations; and the timing of government investigations and litigation.
Economic Consulting - Fewer, smaller and less complex M&A activity; less capital markets activity or fewer complex transactions; a reduced number of regulatory filings and less litigation, reduced or less aggressive antitrust and competition regulation or enforcement; fewer government investigations and proceedings; and the timing of client utilization of our services.
Technology - The settlement of litigation; a decline in volume and complexity of litigation proceedings and governmental investigations; and lower consulting revenues resulting from direct licensing to clients and channel partners.
Strategic Communications - Fewer event-driven crises affecting businesses; general economic decline that may reduce certain discretionary spending by clients; and a decline in capital markets activity, including M&A, and fewer public securities offerings.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.
In some cases, our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges. This may be true in light of general economic conditions; lingering effects of past economic slowdowns or recession; or business- or operations-specific reasons. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our segments. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.
We may receive requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We routinely receive these types of requests and expect this to continue in the future. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure not to increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or at all, or that they will generate the same volume of work or revenues, or be as profitable as past engagements.

Certain of our clients prefer fixed and other alternative fee arrangements that place revenue ceilings or other limitations on our fee structure or may shift more of our revenue-generating potential to back-end contingent and success fee arrangements. With respect to such alternative fee arrangements, we may discount our rates initially, which could mean that the cost of providing services exceeds the fees collected by the Company during all or a portion of the term of the engagement. In such cases, the Company’s failure to manage the engagement efficiently or collect the success or performance fees could expose the Company to a greater risk of loss on such engagement than other fee arrangements or may cause variations in the Company’s revenues and operating results due to the timing of achievement of the performance-based criteria, if achieved at all. A segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagements, adversely affecting the financial results of the segment.

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
If we (i) fail to compete effectively, including by offering our software and services at a competitive price, (ii) are unable to keep pace with industry innovation and user requirements, (iii) are unable to replace clients or revenues as engagements end or are canceled or the scope of engagements are curtailed, or (iv) are unable to protect our clients’ or our own IP and proprietary information, the financial results of this segment and the Company would be adversely affected. There is no assurance that we can replace clients or the revenues from engagements, eliminate the costs associated with those engagements, find other engagements to utilize our professionals, develop competitive products or services that will be accepted or preferred by users, offer our products and services at competitive prices, or continue to maintain the confidentiality of our IP and the information of our clients.
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

•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different legal and regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations, including client relationships, in certain locations;

•	disparate systems, policies, procedures and processes;

•	failure to comply with the FCPA and anti-bribery laws of other jurisdictions;

•	higher operating costs;

•	longer sales and/or collections cycles;

•	potential restrictions or adverse tax consequences for the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes;

•	different or less stable political and/or economic environments; and

•	civil disturbances or other catastrophic events that reduce business activity.
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
We assess our goodwill, trade names and other intangible assets, as well as our other long-lived assets as and when required by GAAP to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We have previously recorded impairment charges to the carrying value of goodwill of certain of our segments and it is possible that we may be required to record significant impairment charges in the future. Such charges have had and could have an adverse impact on our results of operations.
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

Despite fixed terms or renewal provisions, we could face retention issues during and at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new or extend employment agreements with our professionals. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty in staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals becomes too high. The implementation of new compensation arrangements may result in the concentration of potential turnover in future years.
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
In addition, our Economic Consulting segment has contracts with select economists or professionals who provide for compensation equal to a percentage of such individual’s annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expenses for that segment being a higher percentage of revenues and EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company may enter into similar arrangements with other economists and professionals hired by the Company.
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
The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. If we are unable to replace clients or revenues as engagements end, clients unexpectedly cancel engagements with us or curtail the scope of our engagements and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results of the Company could be adversely affected.
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
Failures of our internal information technology systems controls.
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
Compromise of confidential or proprietary information could damage our reputation, harm our businesses and adversely impact our financial results.
The Company’s own confidential and proprietary information and that of our clients could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors. A compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, third-party claims against us and reputational harm, including the loss of clients. The theft or compromise of our or our clients’ information could negatively impact our reputation, financial results and prospects. In addition, if our reputation is damaged due to a data security breach, our ability to attract new engagements and clients may be impaired or we may be subjected to damages or penalties, which could negatively impact our businesses, financial results or financial condition.
Governmental focus on data privacy and security could increase our costs of operations.
In reaction to publicized incidents in which electronically stored personal and other information has been lost, accessed or stolen, or transmitted by or to third parties without permission, U.S. and non-U.S. governmental authorities have proposed, adopted or are considering proposing or adopting data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business in the U.S. or the applicable jurisdiction. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our financial results.
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
At the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, competition for such acquisition, the cost of such acquisition, borrowing capacity under our senior secured bank revolving credit facility (our “Credit Facility”) or the availability and cost of alternative financing) may cause us to be unable to pursue or complete an acquisition.

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
Our governance and management policies and practices will not mirror the policies and practices of an acquired company or its parent. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of professionals who join our Company. Some professionals may choose not to join our Company or leave after joining us. Existing professionals may leave us as well. The loss of key professionals may harm our business and financial results and cause us not to realize the anticipated benefits of the acquisition.
Due to fluctuations in our stock price, acquisition candidates may be reluctant to accept shares of our common stock as purchase price consideration, use of our shares as purchase price consideration may be dilutive or the owners of certain companies we seek to acquire may insist on stock price guarantees.
We may structure an acquisition to pay a portion of the purchase price in shares of our common stock. The number of shares issued as consideration is typically based on an average closing price per share of our common stock for a number of days prior to the closing of such acquisition. We believe that payment in the form of shares of common stock of FTI Consulting provides the acquired entity and its principals with a vested interest in the future success of the acquisition and the Company. Stock market volatility, generally, or FTI Consulting’s stock price volatility, specifically, may result in acquisition candidates being reluctant to accept our shares as consideration. In such cases, we may have to issue more shares if stock constitutes part of the consideration, offer stock price guarantees, pay the entire purchase price in cash or negotiate an alternative price structure. The result may be an increase in the cost of an acquisition.
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
Our level of indebtedness could have important consequences on our future operations. Our Credit Facility and the indenture governing the 6% Senior Notes due 2022 (“2022 Notes”) include negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

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

In addition, the Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense).
Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants. If we violate these covenants and are unable to obtain waivers, our indebtedness under the indenture, the Credit Facility or other applicable agreement could be declared in default and could be accelerated, which could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, financial results or financial condition could be materially and adversely affected. In addition, complying with these covenants may cause us to take actions that are not favorable to holders of the 2022 Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
Despite our current level of indebtedness, we and our subsidiaries may still incur significant additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the 2022 Notes and our Credit Facility limit, but do not prohibit, us from incurring additional indebtedness and do not prevent us from incurring other liabilities that do not constitute indebtedness. In addition, the indenture that governs the 2022 Notes allows our domestic subsidiaries that guarantee the 2022 Notes and the Credit Facility to guarantee additional indebtedness from time to time. The indenture for the 2022 Notes also permits us to incur certain other additional secured debt, which would be effectively senior to the 2022 Notes. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness. If we incur new indebtedness or other liabilities, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, and other factors. We will not be able to control many of these factors, such as the general economy, economic conditions in the industries in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Credit Facility and the indenture that governs the 2022 Notes, may restrict us from pursuing any of these alternatives.
In the event that we need to refinance all or a portion of our outstanding indebtedness before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing indebtedness or refinance our existing indebtedness at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, we will incur higher interest expense. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected, which could adversely affect our financial condition and financial results.
Our indebtedness is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries, including those that join us in connection with acquisitions.
Substantially all of our U.S. subsidiaries guarantee our obligations under our 2022 Notes and Credit Facility and substantially all of their assets are pledged as collateral for the Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees and, in the case of the Credit Facility, similar security. If we default on any guaranteed indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on our U.S. subsidiaries’ assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Borrowings under our Credit Facility will be at variable rates of interest, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flow could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the Credit Facility, 2022 Notes or our other indebtedness outstanding from time to time.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
In June 2017, our executive offices moved to a new location in Washington, D.C., which consists of 93,507 square feet under a lease expiring April 2028. In May 2017, our principal corporate facilities moved its location to Bowie, Maryland, which consists of 30,835 square feet under a lease expiring April 2028. We also lease offices to support our operations in 35 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 27 countries — the United Kingdom, Ireland, Finland, France, Germany, Spain, Belgium, Denmark, Australia, Malaysia, the Netherlands, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
ITEM 3.    LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and IP and securities litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings, such as IP and securities litigation, the results are difficult to predict at all. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those anticipated at the time. We currently are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on Our Common Equity and Related Stockholder Matters
Market Information. Our common stock trades on the NYSE under the symbol FCN. The following table lists the high and low sale prices per share for our common stock based on the closing sales price as reported on the NYSE for the periods indicated.

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$45.22	$39.45	$35.51	$30.41
June 30	$42.29	$33.61	$43.38	$34.23
September 30	$36.38	$31.93	$44.85	$40.75
December 31	$44.61	$36.18	$46.60	$38.96
Number of Stockholders of Record. As of January 31, 2018, the number of holders of record of our common stock was 194.
Dividends. We have not declared or paid any cash dividends on our common stock to date, and we currently do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We intend to retain our earnings, if any, to finance the expansion of our business, to make acquisitions, to fund general corporate expenses or to repurchase shares of our common stock. Moreover, our Credit Facility and the indenture governing our 2022 Notes may restrict our ability to pay dividends. See Note 12, “Long-Term Debt” in Part II, Item 8 of this Annual Report for more information.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans. In addition, the Company has made the following outstanding stock-based awards:

•	14 shares of common stock issued as unvested stock-based awards under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) (the “2004 Plan”);

•	22 shares of common stock issued as unvested stock-based awards under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) (the “2006 Plan”);

•
1,078,407 shares of common stock issued as unvested stock-based awards, including restricted stock awards, performance-based restricted stock and unit awards, stock units and restricted stock unit awards, under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015) (the “2009 Omnibus Plan”);

•
144,644 shares of common stock issued as unvested stock-based awards, including restricted stock awards, performance-based restricted stock and unit awards, stock units and restricted stock unit awards, under our 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”);

•
137,895 shares of common stock sold under our 2007 Employee Stock Purchase Plan, as Amended and Restated (the “ESPP”) and 1,255,735 shares deregistered with the SEC on January 30, 2009 upon termination of our ESPP effective January 1, 2009; and

•
No shares of common stock issued as unvested restricted stock awards as employment inducement awards (the “2014 Inducement Awards”), as approved by the Compensation Committee of the Company’s Board of Directors on July 30, 2014. The remaining 38,290 unissued shares were deregistered with the SEC on October 7, 2014.

Equity Compensation Plan Information as of December 31, 2017

	(a)		(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share data)
Equity compensation plans approved by our security holders	2,205	(1)	$42.38	2,667	(3)
Equity compensation plans not approved by our security holders	54	(2)	36.75	—
Total	2,259		$42.24	2,667

(1)
Includes up to (i) 50,164 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Plan; (ii) 568,196 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Plan; and (iii) 1,586,585 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Plan.

(2)
Includes up to 53,552 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2014 Inducement Awards to new executive officer hires pursuant to Rule 303.08 of the NYSE.

(3)	Includes 2,666,668 shares of common stock available for issuance under our 2017 Omnibus Plan, all of which are available for stock-based awards.
Issuances of Unregistered Securities
Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2017.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May yet Be Purchased under the Program
	(in thousands, except per share data)
October 1 through October 31, 2017	—		$—	—		$26,129
November 1 through November 30, 2017	310	(2)	$41.51	308	(4)	$13,323
December 1 through December 31, 2017	2	(3)	$42.66	—	(5)	$113,319
Total	312			308

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $300.0 million. During the year ended December 31, 2017, we repurchased an aggregate of 4,674,418 shares of our outstanding common stock under the Repurchase Program at an average repurchase price of $35.94 per share for a total cost of approximately $168.0 million.

(2)	Includes 1,710 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 1,882 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	During the month ended November 30, 2017, we repurchased and retired 308,300 shares of common stock, at an average per share price of $41.53, for an aggregate cost of $12.8 million.

(5)	During the month ended December 31, 2017, we repurchased and retired 100 shares of common stock, at an average per share price of $43.00, for an aggregate cost of $4,300.

ITEM 6.    SELECTED FINANCIAL DATA
We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this Annual Report.
A number of factors have caused our results of operations and financial position to vary significantly from one year to the next and can make it difficult to evaluate period-to-period comparisons because of a lack of comparability. The most significant of these factors include: acquisitions, goodwill impairment charges, special charges and stock repurchases.
Income Statement, Balance Sheet and Stockholders' Equity Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Income Statement Data
Revenues	$1,807,732	$1,810,394	$1,779,149	$1,756,212	$1,652,432
Operating Expenses
Direct cost of revenues	1,215,560	1,210,771	1,171,444	1,144,757	1,042,061
Selling, general and administrative expenses	429,722	434,552	432,668	433,845	394,681
Special charges	40,885	10,445	—	16,339	38,414
Acquisition-related contingent consideration	2,291	2,164	(1,200)	(1,676)	(10,869)
Amortization of other intangible assets	10,563	10,306	11,726	15,521	22,954
Goodwill impairment charge	—	—	—	—	83,752
	1,699,021	1,668,238	1,614,638	1,608,786	1,570,993
Operating income	108,711	142,156	164,511	147,426	81,439
Interest income and other	3,752	10,466	3,232	4,670	1,748
Interest expense	(25,358)	(24,819)	(42,768)	(50,685)	(51,376)
Loss on early extinguishment of debt	—	—	(19,589)	—	—
Income before income tax provision (benefit)	87,105	127,803	105,386	101,411	31,811
Income tax provision (benefit)	(20,857)	42,283	39,333	42,604	42,405
Net income (loss)	$107,962	$85,520	$66,053	$58,807	$(10,594)
Earnings (loss) per common share — basic	$2.79	$2.09	$1.62	$1.48	$(0.27)
Earnings (loss) per common share — diluted	$2.75	$2.05	$1.58	$1.44	$(0.27)
Weighted average number of common shares outstanding
Basic	38,697	40,943	40,846	39,726	39,188
Diluted	39,192	41,709	41,729	40,729	39,188

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$189,961	$216,158	$149,760	$283,680	$205,833
Working capital (1)	$383,851	$404,716	$394,548	$489,749	$392,841
Total assets	$2,257,241	$2,225,368	$2,229,018	$2,391,599	$2,324,927
Long-term debt, net, including current portion	$396,284	$365,528	$494,772	$699,404	$703,684
Stockholders’ equity	$1,191,971	$1,207,358	$1,147,603	$1,102,746	$1,042,259

(1)	Working capital is defined as current assets less current liabilities.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Stockholders' Equity Data
Shares of common stock repurchased and retired	4,674	537	765	—	1,957
Total cost	$168,001	$21,479	$26,516	$—	$71,110

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2017 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Historical results and any discussion of prospective results may not indicate our future performance.
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
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transactions support practices include financings, mergers and acquisitions ("M&A"), M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.
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
Our Technology segment offers a comprehensive portfolio of information governance and electronic discovery ("e-discovery") software, services and consulting support to companies, law firms, courts and government agencies worldwide. Our services allow our clients to control the risk and expense of e-discovery events more confidently, as well as manage their data in the context of compliance and risk.
Our Strategic Communications segment designs and executes communications strategies for management teams and boards of directors to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position, and preserve and grow their operations.
We derive substantially all of our revenues from providing professional services to both United States ("U.S.") and global clients. Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed-fee or recurring retainer. These arrangements are generally cancelable at any time. Some of our engagements contain performance-based arrangements in which we earn a success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of achieving the performance-based criteria. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
In our Technology segment, certain clients are also billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail® software products. We license certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenues are defined as revenues billed on a per-item, per-page or some other unit-based method and include revenues from data processing and hosting, software usage and software licensing. Unit-based revenues include revenues associated with our proprietary software that are made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations

(“on-premise”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions. On-premise revenues are comprised of upfront license fees, with recurring support and maintenance.
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
We define acquisition growth as revenues of acquired companies in the first 12 months following the effective date of an acquisition. Our definition of organic growth is the change in revenues, excluding the impact of all such acquisitions.
When significant, we identify the estimated impact of foreign currency translation (“FX”) driven by our businesses with functional currencies other than the U.S. dollar (“USD”), on the period-to-period performance results. The estimated impact of FX is calculated as the difference between the prior period results multiplied by the average foreign currency exchange rates to USD in the current period and the prior period results, multiplied by the average foreign currency rates to USD in the prior period.

Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain of these financial measures are considered “not in conformity with GAAP ("non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:

•	Total Segment Operating Income

•	Adjusted EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted EBITDA Margin

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

•	Free Cash Flow
We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 17, “Segment Reporting” in Part II, Item 8, “Financial Statement and Supplementary Data” of this Annual Report on the Form 10-K, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income (Loss) is a component of the definition of Adjusted Segment EBITDA.
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
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We believe that these non-GAAP financial measures, which exclude the effects of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt, when considered together with our GAAP financial results and GAAP measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP measures, provide management and investors with additional information for comparison of our operating results with the operating results of other companies.
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt and the impact of adopting the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that this non-GAAP financial measure, which excludes the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt and the 2017 Tax Act, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends.
We define Free Cash Flow, which is a non-GAAP financial measure, as net cash provided by operating activities less cash payments for purchases of property and equipment. We believe this non-GAAP financial measure, when considered together with our GAAP financial results, provides management and investors with an additional understanding of the Company’s ability to generate cash for ongoing business operations and other capital deployment.
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

Full Year 2017 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2017	2016	% Growth
	(dollar amounts in thousands, except per share amounts)
Revenues	$1,807,732	$1,810,394	-0.1%
Special charges	$40,885	$10,445	291.4%
Net income	$107,962	$85,520	26.2%
Adjusted EBITDA	$192,038	$203,010	-5.4%
Earnings per common share — diluted	$2.75	$2.05	34.1%
Adjusted earnings per common share — diluted	$2.32	$2.24	3.6%
Net cash provided by operating activities	147,625	233,488	-36.8%
Total number of employees as of December 31	4,609	4,718	-2.3%

Revenues

Revenues decreased $2.7 million, or 0.1%, from 2016 to 2017. The decrease in revenues was primarily due to lower demand in the Economic Consulting and Technology segments, which was partially offset by higher demand in our FLC segment.
Special Charges
Special charges increased $30.4 million from 2016 to 2017. For the year ended December 31, 2017, we recorded special charges of $40.9 million related to certain targeted reductions of staff in areas of each segment to realign our workforce with current business demand. In addition, cost-cutting actions were taken in certain corporate departments where we were able to streamline support activities and reduce our real estate costs.
Net Income
Net income increased $22.4 million, or 26.2%, from 2016 to 2017. This increase was primarily due to a $44.9 million net tax benefit recorded to reflect the impact of adopting the 2017 Tax Act, partially offset by a $30.4 million increase in pre-tax special charges.
Adjusted EBITDA
Adjusted EBITDA decreased $11.0 million, or 5.4%, from 2016 to 2017. Adjusted EBITDA was 10.6% of revenues for the year ended December 31, 2017 compared with 11.2% of revenues for the year ended December 31, 2016. The decrease in Adjusted EBITDA was driven primarily by lower revenues coupled with higher compensation in our Corporate Finance and Economic Consulting segments, which was partially offset by reduced compensation in our FLC segment.
EPS and Adjusted EPS
EPS increased $0.70 to $2.75 in 2017 compared with $2.05 in 2016. EPS includes the $44.9 million net tax benefit recorded to reflect the impact of adopting the 2017 Tax Act, which increased EPS by $1.14, and the $40.9 million special charge related to headcount and real estate reductions, which reduced EPS by $0.70.
Adjusted EPS, which excludes the impact of adopting the 2017 Tax Act, remeasurement of acquisition-related contingent consideration and special charges, increased $0.08 to $2.32 in 2017 compared with $2.24 in 2016.
Liquidity and Capital Allocation
Cash balances decreased by $26.2 million, or 12.1%, to $190.0 million for the year ended December 31, 2017. Cash provided by operating activities decreased $85.9 million to $147.6 million in 2017 as compared with $233.5 million in 2016. The decrease was primarily due to higher compensation payments, including salaries, bonuses and severance, and lower cash collections. This was partially offset by lower income taxes paid. Days sales outstanding (“DSO”) of 91 days as of December 31, 2017 was the same as DSO as of December 31, 2016.

A portion of net cash provided by operating activities was used to repurchase and retire 4.7 million shares of our common stock for an average price per share of $35.94, at a total cost of $168.0 million during the year ended December 31, 2017. We have $113.3 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2017.
Free Cash Flow, which is a non-GAAP financial measure, for the years ended December 31, 2017 and 2016 was $115.6 million and $204.6 million, respectively.
Other Strategic Activities
During the year ended December 31, 2017, we acquired the operations of a restructuring advisory firm in New York. As part of the transaction, 19 professionals, including five Senior Managing Directors, joined the Company’s Corporate Finance segment. The addition of these professionals will further enhance our top restructuring position in North America by strengthening our company-side and interim management capabilities.
Headcount
Our total headcount decreased 2.3% from 4,718 as of December 31, 2016 to 4,609 as of December 31, 2017. The following table includes the net billable headcount additions (reductions) for the year ended December 31, 2017. The net reductions in the FLC and Strategic Communications segments were primarily driven by the programmatic staff reductions described in the “Special Charges” section above.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2016	895	1,110	656	288	647	3,596
Additions (reductions), net	6	(43)	27	4	(17)	(23)
December 31, 2017	901	1,067	683	292	630	3,573
Percentage change in headcount from prior year	0.7%	(3.9)%	4.1%	1.4%	(2.6)%	(0.6)%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$482,041	$483,269	$440,398
Forensic and Litigation Consulting	462,324	457,734	482,269
Economic Consulting	496,029	500,487	447,909
Technology	174,850	177,720	218,599
Strategic Communications	192,488	191,184	189,974
Total revenues	$1,807,732	$1,810,394	$1,779,149
Segment operating income (loss)
Corporate Finance & Restructuring	$70,234	$91,481	$85,207
Forensic and Litigation Consulting	54,520	49,088	58,185
Economic Consulting	49,154	68,842	57,912
Technology	4,795	(2,183)	22,832
Strategic Communications	13,148	23,110	21,723
Total segment operating income	191,851	230,338	245,859
Unallocated corporate expenses	(83,140)	(88,182)	(81,348)
Operating income	108,711	142,156	164,511
Other income (expense)
Interest income and other	3,752	10,466	3,232
Interest expense	(25,358)	(24,819)	(42,768)
Loss on early extinguishment of debt	—	—	(19,589)
	(21,606)	(14,353)	(59,125)
Income before income tax provision (benefit)	87,105	127,803	105,386
Income tax provision (benefit)	(20,857)	42,283	39,333
Net income	$107,962	$85,520	$66,053
Earnings per common share — basic	$2.79	$2.09	$1.62
Earnings per common share — diluted	$2.75	$2.05	$1.58
Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$107,962	$85,520	$66,053
Add back:
Income tax provision (benefit)	(20,857)	42,283	39,333
Interest income and other	(3,752)	(10,466)	(3,232)
Interest expense	25,358	24,819	42,768
Depreciation and amortization	31,177	38,700	31,392
Amortization of other intangible assets	10,563	10,306	11,726
Special charges	40,885	10,445	—
Loss on early extinguishment of debt	—	—	19,589
Remeasurement of acquisition-related contingent consideration	702	1,403	(1,867)
Adjusted EBITDA	$192,038	$203,010	$205,762

Reconciliation of Net Income and Earnings Per Share to Adjusted Net Income and Adjusted Earnings Per Share:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net income	$107,962	$85,520	$66,053
Add back:
Special charges	40,885	10,445	—
Tax impact of special charges	(13,570)	(3,595)	—
Loss on early extinguishment of debt	—	—	19,589
Tax impact of loss on early extinguishment of debt	—	—	(7,708)
Remeasurement of acquisition-related contingent consideration	702	1,403	(1,867)
Tax impact of remeasurement of acquisition-related contingent consideration	(269)	(546)	747
Impact of 2017 Tax Act	(44,870)	—	—
Adjusted net income	$90,840	$93,227	$76,814
Earnings per common share — diluted	$2.75	$2.05	$1.58
Add back:
Special charges	1.04	0.25	—
Tax impact of special charges	(0.34)	(0.08)	—
Loss on early extinguishment of debt	—	—	0.47
Tax impact of loss on early extinguishment of debt	—	—	(0.19)
Remeasurement of acquisition-related contingent consideration	0.02	0.03	(0.04)
Tax impact of remeasurement of acquisition-related contingent consideration	(0.01)	(0.01)	0.02
Impact of 2017 Tax Act	(1.14)	—	—
Adjusted earnings per common share — diluted	$2.32	$2.24	$1.84
Weighted average number of common shares outstanding — diluted	39,192	41,709	41,729
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$147,625	$233,488	$139,920
Purchases of property and equipment	$(32,004)	$(28,935)	$(31,399)
Free Cash Flow	$115,621	$204,553	$108,521

Year Ended December 31, 2017 Compared with December 31, 2016
Revenues and Operating Income
See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.
Special Charges
Special charges for the year ended December 31, 2017 were $40.9 million. See Note 4, "Special Charges" in Part II, Item 8 of this Annual Report for expanded disclosure. Special charges for the year ended December 31, 2016 were $10.4 million.

The following table details the 2017 special charges by segment.

2017 Special Charges	(in thousands)
Corporate Finance & Restructuring	$5,440
Forensic and Litigation Consulting	12,334
Economic Consulting	6,624
Technology	5,057
Strategic Communications	7,752
Segment subtotal	37,207
Unallocated Corporate	3,678
Total	$40,885
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $5.0 million, or 5.7%, to $83.1 million in 2017 from $88.2 million in 2016. Excluding the impact of special charges of $3.7 million recorded in 2017, unallocated corporate expenses decreased by $8.1 million in 2017, or 9.3%. The decrease was primarily due to lower infrastructure department spend and lower executive compensation expenses, which was partially offset by higher outside legal expenses.

Interest Income and Other
Interest income and other, which includes FX gains and losses, decreased $6.7 million to $3.8 million for the year ended December 31, 2017 from $10.5 million for the year ended December 31, 2016.  The decrease was primarily due to a net unrealized FX loss, which was $0.1 million for the year ended December 31, 2017 compared with a $4.9 million gain for the year ended December 31, 2016.  FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency.  These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest Expense
Interest expense increased $0.5 million, or 2.2%, to $25.4 million in 2017 from $24.8 million in 2016 due to the impact of a 0.7% increase in average interest rates on our borrowings under our senior secured bank revolving credit facility ("Credit Facility") in 2017, partially offset by lower average borrowings outstanding during 2017 as compared to 2016.
Income Tax Provision (Benefit)
Our income tax benefit was $20.9 million for 2017 as compared with an income tax provision of $42.3 million for 2016. Our 2017 income tax benefit included a discrete income tax benefit of $44.9 million related to the adoption of the 2017 Tax Act on December 22, 2017. Excluding the impact of the 2017 Tax Act, our effective tax rate was 27.6% for 2017 as compared with an effective tax rate of 33.1% for 2016. The current year effective tax rate, excluding the impact of adopting the 2017 Tax Act, declined related to the mix of higher foreign and U.S. state earnings in lower taxed jurisdictions as compared with the prior year.
The $44.9 million discrete adjustment related to the adoption of the 2017 Tax Act impact includes the following:

•	$65.1 million income tax benefit related to the remeasurement of U.S. deferred tax liabilities from the previous U.S. federal tax rate of 35% to the newly enacted rate of 21%; and

•	$18.7 million income tax expense related to a Transition Tax on a deemed repatriation of accumulated foreign earnings and profits as required under the new tax law.
Year Ended December 31, 2016 Compared with December 31, 2015
Revenues and Operating Income
See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.
Special Charges
Special charges for the year ended December 31, 2016 were $10.4 million. See Note 4, "Special Charges" in Part II, Item 8 of this Annual Report for an expanded disclosure. There were no special charges for the year ended December 31, 2015.

The following table details the 2016 special charges by segment.

2016 Special Charges	(in thousands)
Corporate Finance & Restructuring	$—
Forensic and Litigation Consulting	2,304
Economic Consulting	—
Technology	7,529
Strategic Communications	—
Segment subtotal	9,833
Unallocated Corporate	612
Total	$10,445
Unallocated Corporate Expenses
Unallocated corporate expenses increased $6.8 million, or 8.4%, to $88.2 million in 2016 from $81.3 million in 2015. The increase was primarily due to higher outside legal expenses and higher regional performance-related compensation.
Interest Income and Other
Interest income and other, which includes FX gains and losses, increased $7.3 million to $10.5 million for the year ended December 31, 2016 from $3.2 million for the year ended December 31, 2015. The increase was due, in part, to an increase in net unrealized FX gains, as well as an adjustment of an acquisition-related liability. These FX gains were $4.9 million for the year ended December 31, 2016, resulting principally from the weakening of the British pound, compared with a $0.9 million loss for the year ended December 31, 2015. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest Expense
Interest expense decreased $18.0 million, or 42.0%, to $24.8 million in 2016 from $42.8 million in 2015. Interest expense in 2016 was favorably impacted by a 1.3% reduction in average interest rates and a $184.2 million reduction in average borrowings in 2016 as compared with 2015, as a result of the debt restructuring completed in the third quarter of 2015, and the repayments of $130.0 million of borrowings under the Credit Facility in 2016.
Income Tax Provision
Our income tax provision was $42.3 million with an effective tax rate of 33.1% for 2016 as compared with the income tax provision of $39.3 million with an effective tax rate of 37.3% for 2015. The decrease in the effective tax rate in 2016 was mainly driven by the favorable impact of the reversal of an uncertain tax position upon the closure of certain income tax audits, as well as lower valuation allowances recorded on foreign net operating losses and a favorable mix of earnings in foreign jurisdictions. The effective tax rates, excluding discrete tax adjustments, were 35.9% and 36.5% in 2016 and 2015, respectively.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA, which is a GAAP measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$107,962	$85,520	$66,053
Add back:
Income tax provision (benefit)	(20,857)	42,283	39,333
Interest income and other	(3,752)	(10,466)	(3,232)
Interest expense	25,358	24,819	42,768
Loss on early extinguishment of debt	—	—	19,589
Unallocated corporate expense	83,140	88,182	81,348
Total segment operating income	191,851	230,338	245,859
Add back:
Segment depreciation expense	27,112	34,064	27,717
Amortization of other intangible assets	10,563	10,306	11,726
Segment special charges	37,207	9,833	—
Remeasurement of acquisition-related contingent consideration	702	1,403	(1,867)
Total Adjusted Segment EBITDA	$267,435	$285,944	$283,435
Other Segment Operating Data

	Year Ended December 31,
	2017	2016	2015
Number of revenue-generating professionals (at period end):
Corporate Finance & Restructuring	901	895	838
Forensic and Litigation Consulting	1,067	1,110	1,131
Economic Consulting	683	656	599
Technology (1)	292	288	349
Strategic Communications	630	647	599
Total revenue-generating professionals	3,573	3,596	3,516
Utilization rate of billable professionals(2):
Corporate Finance & Restructuring	61%	65%	69%
Forensic and Litigation Consulting	61%	59%	64%
Economic Consulting	67%	73%	72%
Average billable rate per hour(3):
Corporate Finance & Restructuring	$396	$392	$383
Forensic and Litigation Consulting	$321	$327	$319
Economic Consulting	$524	$517	$512

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 305, 287 and 395 as-needed employees during the years ended December 31, 2017, 2016 and 2015, respectively.

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

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except rate per hour)
Revenues	$482,041	$483,269	$440,398
Percentage change in revenues from prior year	(0.3)%	9.7%
Operating expenses:
Direct cost of revenues	318,606	306,894	271,530
Selling, general and administrative expenses	83,468	81,584	81,550
Special charges	5,440	—	—
Acquisition-related contingent consideration	279	—	(1,439)
Amortization of other intangible assets	4,014	3,310	3,550
	411,807	391,788	355,191
Segment operating income	70,234	91,481	85,207
Percentage change in segment operating income from prior year	(23.2)%	7.4%
Add back:
Depreciation and amortization of intangible assets	7,189	6,207	6,385
Special charges	5,440	—	—
Remeasurement of acquisition-related contingent consideration	—	—	(1,491)
Adjusted Segment EBITDA	$82,863	$97,688	$90,101
Gross profit (1)	$163,435	$176,375	$168,868
Percentage change in gross profit from prior year	(7.3)%	4.4%
Gross profit margin (2)	33.9%	36.5%	38.3%
Adjusted Segment EBITDA as a percent of revenues	17.2%	20.2%	20.5%
Number of revenue-generating professionals (at period end)	901	895	838
Percentage change in number of revenue-generating professionals from prior year	0.7%	6.8%
Utilization rate of billable professionals	61%	65%	69%
Average billable rate per hour	$396	$392	$383

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2017 Compared with December 31, 2016
Revenues decreased $1.2 million, or 0.3%, from 2016 to 2017. Acquisition-related revenues contributed $10.1 million, or 2.1%, compared with 2016. Excluding the acquisition, revenues decreased $11.3 million, or 2.3%. This decrease was primarily driven by lower demand for restructuring practice offerings globally, which was partially offset by increased demand in the business transformation practice and higher success fees.
 Gross profit decreased $12.9 million, or 7.3%, from 2016 to 2017. Gross profit margin decreased 2.6 percentage points from 2016 to 2017. This decrease was due to lower utilization driven by an increase in billable headcount, which was partially offset by higher success fees.
Selling, general and administrative (“SG&A”) expenses increased $1.9 million, or 2.3%, from 2016 to 2017, which included $1.2 million from a recent acquisition and the impact of higher bad debt expenses, partially offset by other general overhead expenses. Bad debt expenses in 2016 included collections of prior period write-offs. SG&A expenses were 17.3% of revenues in 2017 compared with 16.9% in 2016.
Year Ended December 31, 2016 Compared with December 31, 2015
Revenues increased $42.9 million, or 9.7%, from 2015 to 2016, which included a 1.8% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $50.9 million, or 11.6%. This increase was primarily due to higher demand for restructuring practice offerings in the North America and Europe, Middle East and Africa ("EMEA") regions and higher demand for tax practice offerings in EMEA.
Gross profit increased $7.5 million, or 4.4%, from 2015 to 2016. Gross profit margin decreased 1.8 percentage points from 2015 to 2016. The margin decrease was primarily due to lower utilization, higher employee-related costs, and increased headcount in North America and EMEA, partially offset by improved staff leverage in EMEA and $11.9 million in success fees in 2016.
SG&A expenses were flat from 2015 to 2016, as higher infrastructure support costs and recruiting expenses to support additional headcount were offset by lower bad debt expenses as a result of collections on prior period bad debts. SG&A expenses were 16.9% of revenues in 2016 compared with 18.5% in 2015.
FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except rate per hour)
Revenues	$462,324	$457,734	$482,269
Percentage change in revenues from prior year	1.0%	(5.1)%
Operating expenses:
Direct cost of revenues	305,822	314,810	327,115
Selling, general and administrative expenses	88,056	89,526	94,717
Special charges	12,334	2,304	—
Acquisition-related contingent consideration	—	6	30
Amortization of other intangible assets	1,592	2,000	2,222
	407,804	408,646	424,084
Segment operating income	54,520	49,088	58,185
Percentage change in segment operating income from prior year	11.1%	(15.6)%
Add back:
Depreciation and amortization of intangible assets	5,851	6,490	6,082
Special charges	12,334	2,304	—
Adjusted Segment EBITDA	$72,705	$57,882	$64,267
Gross profit (1)	$156,502	$142,924	$155,154
Percentage change in gross profit from prior year	9.5%	(7.9)%
Gross profit margin (2)	33.9%	31.2%	32.2%
Adjusted Segment EBITDA as a percent of revenues	15.7%	12.6%	13.3%
Number of revenue-generating professionals (at period end)	1,067	1,110	1,131
Percentage change in number of revenue-generating professionals from prior year	(3.9)%	(1.9)%
Utilization rate of billable professionals	61%	59%	64%
Average billable rate per hour	$321	$327	$319

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2017 Compared with December 31, 2016
Revenues increased $4.6 million, or 1.0%, from 2016 to 2017. This increase was driven by increased volume in the global construction solutions practice and investigations practice in EMEA, which was partially offset by lower demand in the health solutions practice.
Gross profit increased $13.6 million, or 9.5%, from 2016 to 2017. Gross profit margin increased 2.7 percentage points from 2016 to 2017. This increase in gross profit margin is related to higher utilization, largely in the construction solutions, disputes and investigations practices, partially offset by lower success fees in our health solutions practice.

SG&A expenses decreased $1.5 million, or 1.6%, from 2016 to 2017. SG&A expenses were 19.0% of revenues in 2017 compared with 19.6% in 2016. The decrease in SG&A expenses was due to lower costs from headcount reductions, primarily in our health solutions practice, partially offset by higher bad debt expenses.
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
Gross profit decreased $12.2 million, or 7.9%, from 2015 to 2016. Gross profit margin decreased 1.0 percentage points from 2015 to 2016. This decrease was primarily due to lower utilization in our health solutions and global dispute advisory services practices, combined with higher compensation expenses in our global risk and investigations practice, partially offset by higher utilization in our global financial and enterprise data analytics practices.
SG&A expenses decreased $5.2 million, or 5.5%, from 2015 to 2016. SG&A expenses were 19.6% of revenues in 2016 compared with 19.6% in 2015. The decrease in SG&A expenses was a result of higher severance expenses recorded in 2015 related to the departure of a senior managing director and lower bad debt expenses in 2015, partially offset by higher infrastructure support costs in 2016.
ECONOMIC CONSULTING

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except rate per hour)
Revenues	$496,029	$500,487	$447,909
Percentage change in revenues from prior year	(0.9)%	11.7%
Operating expenses:
Direct cost of revenues	367,711	363,616	327,870
Selling, general and administrative expenses	71,832	67,330	61,213
Special charges	6,624	—	—
Acquisition-related contingent consideration	111	53	(318)
Amortization of other intangible assets	597	646	1,232
	446,875	431,645	389,997
Segment operating income	49,154	68,842	57,912
Percentage change in segment operating income from prior year	(28.6)%	18.9%
Add back:
Depreciation and amortization of intangible assets	6,186	5,260	4,794
Special charges	6,624	—	—
Remeasurement of acquisition-related contingent consideration	—	—	(376)
Adjusted Segment EBITDA	$61,964	$74,102	$62,330
Gross profit (1)	$128,318	$136,871	$120,039
Percentage change in gross profit from prior year	(6.2)%	14.0%
Gross profit margin (2)	25.9%	27.3%	26.8%
Adjusted Segment EBITDA as a percent of revenues	12.5%	14.8%	13.9%
Number of revenue-generating professionals (at period end)	683	656	599
Percentage change in number of revenue-generating professionals from prior year	4.1%	9.5%
Utilization rate of billable professionals	67%	73%	72%
Average billable rate per hour	$524	$517	$512

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

Year Ended December 31, 2017 Compared with December 31, 2016
Revenues decreased $4.5 million, or 0.9%, from 2016 to 2017. This decrease was primarily driven by lower demand for financial economics services in North America, which was partially offset by higher demand for antitrust services in EMEA and international arbitration services in North America.
Gross profit decreased $8.6 million, or 6.2%, from 2016 to 2017. Gross profit margin decreased 1.4 percentage points from 2016 to 2017. This decrease was primarily due to a decline in utilization, resulting from both lower demand and an increase in billable headcount.
SG&A expenses increased $4.5 million, or 6.7%, from 2016 to 2017. SG&A expenses were 14.5% of revenues in 2017 compared with 13.5% in 2016. The increase in SG&A expenses was driven primarily by higher bad debt, compensation, depreciation and infrastructure support costs, which were partially offset by lower legal fees.
Year Ended December 31, 2016 Compared with December 31, 2015
Revenues increased $52.6 million, or 11.7%, from 2015 to 2016, which included a 2.1% estimated negative impact from FX. Excluding the estimated impact of FX, revenues increased $62.1 million, or 13.9%, primarily due to higher demand for our M&A and non-M&A-related antitrust practice and our financial economics practice in North America.
Gross profit increased $16.8 million, or 14.0%, from 2015 to 2016. Gross profit margin increased 0.5 percentage points from 2015 to 2016. This increase was primarily due to higher utilization and higher average realization in our M&A and non-M&A-related antitrust practice and our financial economics practice in North America, largely offset by higher variable compensation.
SG&A expenses increased $6.1 million, or 10.0%, from 2015 to 2016. SG&A expenses were 13.5% of revenues in 2016 compared with 13.7% in 2015. The increase in SG&A expenses was driven primarily by higher legal costs, depreciation and amortization, and employee-related costs to support additional headcount.

TECHNOLOGY

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Revenues	$174,850	$177,720	$218,599
Percentage change in revenues from prior year	(1.6)%	(18.7)%
Operating expenses:
Direct cost of revenues	101,505	107,591	123,859
Selling, general and administrative expenses	62,858	64,135	71,120
Special charges	5,057	7,529	—
Amortization of other intangible assets	635	648	788
	170,055	179,903	195,767
Segment operating (loss) income	4,795	(2,183)	22,832
Percentage change in segment operating income from prior year	(319.7)%	(109.6)%
Add back:
Depreciation and amortization of intangible assets	12,319	20,468	16,178
Special charges	5,057	7,529	—
Adjusted Segment EBITDA	$22,171	$25,814	$39,010
Gross profit (1)	$73,345	$70,129	$94,740
Percentage change in gross profit from prior year	4.6%	(26.0)%
Gross profit margin (2)	41.9%	39.5%	43.3%
Adjusted Segment EBITDA as a percent of revenues	12.7%	14.5%	17.8%
Number of revenue-generating professionals (at period end) (3)	292	288	349
Percentage change in number of revenue-generating professionals from prior year	1.4%	(17.5)%

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Year Ended December 31, 2017 Compared with December 31, 2016
Revenues decreased $2.9 million, or 1.6%, from 2016 to 2017. This decrease was primarily driven by lower pricing for hosting services as a result of a decline in legacy hosting matters at the end of their cycle, coupled with lower demand for managed review offerings, partially offset by higher demand for hosting services as a result of new engagements. Additionally, higher demand for consulting was driven by growth in new engagements as well as growth in information governance engagements.
Gross profit increased $3.2 million, or 4.6%, from 2016 to 2017. Gross profit margin increased 2.4 percentage points to 41.9% from 2016 to 2017. This margin increase was due to higher pricing for consulting, higher demand for hosting and lower depreciation expense, which was partially offset by lower pricing for hosting services.
SG&A expenses decreased $1.3 million, or 2.0%, from 2016 to 2017. SG&A expenses were 35.9% of revenues in 2017 compared with 36.1% in 2016. This decrease was due to lower salary and benefits, and lower research and development expense, partially offset by higher sales commissions. Research and development expenses related to software development were $14.9 million in 2017, a decline of $2.6 million, compared with $17.5 million in 2016.
Year Ended December 31, 2016 Compared with December 31, 2015
Revenues decreased $40.9 million, or 18.7%, from 2015 to 2016, which included a 1.2% estimated negative impact from FX. Excluding the estimated impact of FX, revenues decreased $38.2 million, or 17.5%, due to reduced demand for M&A-related second request activity and fewer large cross-border investigations. Consulting and managed review practice offerings declined largely due to a decrease in demand and lower realized pricing.

Gross profit decreased $24.6 million, or 26.0%, from 2015 to 2016. Gross profit margin decreased 3.8 percentage points to 39.5% from 2015 to 2016. The decrease in gross profit margin was due to lower demand and realized pricing for consulting and managed review practice offerings and $3.8 million in accelerated amortization of certain capitalized software assets in 2016.
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
STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Revenues	$192,488	$191,184	$189,974
Percentage change in revenues from prior year	0.7%	0.6%
Operating expenses:
Direct cost of revenues	121,916	117,858	121,070
Selling, general and administrative expenses	44,046	44,409	42,720
Special charges	7,752	—	—
Acquisition-related contingent consideration	1,901	2,105	527
Amortization of other intangible assets	3,725	3,702	3,934
	179,340	168,074	168,251
Segment operating income	13,148	23,110	21,723
Percentage change in segment operating income from prior year	(43.1)%	6.4%
Add back:
Depreciation and amortization of intangible assets	6,130	5,945	6,004
Special charges	7,752	—	—
Fair value remeasurement of contingent consideration	702	1,403	—
Adjusted Segment EBITDA	$27,732	$30,458	$27,727
Gross profit (1)	$70,572	$73,326	$68,904
Percentage change in gross profit from prior year	(3.8)%	6.4%
Gross profit margin (2)	36.7%	38.4%	36.3%
Adjusted Segment EBITDA as a percent of revenues	14.4%	15.9%	14.6%
Number of revenue-generating professionals (at period end)	630	647	599
Percentage change in number of revenue-generating professionals from prior year	(2.6)%	8.0%

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2017 Compared with December 31, 2016
Revenues increased $1.3 million, or 0.7%, from 2016 to 2017. This increase was due to higher retainer-based revenues across all regions, which was partially offset by lower project income in North America, primarily in the financial communications practice.
Gross profit decreased $2.8 million, or 3.8%, from 2016 to 2017. Gross profit margin decreased 1.7 percentage points from 2016 to 2017. This decrease was primarily due to fewer large, high-margin engagements in North America, as well as higher compensation as a result of increased average billable headcount.
SG&A expenses decreased $0.4 million, or 0.8%, from 2016 to 2017. SG&A expenses were 22.9% of revenues in 2017 compared with 23.2% in 2016. The decrease in SG&A expenses was primarily due to lower staff costs, partially offset by higher travel and entertainment expenses.

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
Liquidity and Capital Resources
Cash Flows

	Year Ended December 31,
Cash Flows	2017	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$147,625	$233,488	$139,920
Net cash used in investing activities	$(40,638)	$(30,132)	$(31,737)
Net cash used in financing activities	$(140,934)	$(125,310)	$(235,962)
DSO	91	91	97
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
Free Cash Flow, a non-GAAP financial measure, for the three years ended December 31, 2017, 2016 and 2015 was $115.6 million, $204.6 million, and $108.5 million, respectively.
Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Net cash provided by operating activities decreased $85.9 million, or 36.8%, from 2016 to 2017. The decrease was primarily due to higher compensation payments, including salaries, bonuses and severance, and lower cash collections. This was partially offset by lower income tax payments in the year ended December 31, 2017. DSO was 91 days as of December 31, 2017 and 2016.
Net cash used in investing activities increased $10.5 million, or 34.9%, from 2016 to 2017. Payment for the acquisition of substantially all of the assets of a business completed in 2017 by our Corporate Finance segment was $8.9 million, net of cash received. Payment for the acquisition completed in 2016 by our Strategic Communications segment was $1.2 million, net of cash received. Capital expenditures were $32.0 million for 2017 as compared with $28.9 million for 2016.
Net cash used in financing activities increased $15.6 million, or 12.5%, from 2016 to 2017. Cash used in financing activities in 2017 included $168.1 million in common stock repurchases and $5.2 million cash paid for acquisition-related contingent consideration, partially offset by $30.0 million of net borrowings under our Credit Facility and the receipt of $2.8 million of refundable deposits related to one of our foreign entities. Net financing activities for 2016 included repayments of

$130.0 million of borrowings under our Credit Facility and $21.5 million in common stock repurchases, partially offset by $21.7 million in cash received from the issuance of common stock under our equity compensation plan and the receipt of $4.0 million of refundable deposits related to one of our foreign entities.
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
Net cash used in investing activities decreased $1.6 million, or 5.1%, from 2015 to 2016. Payments for acquisitions of businesses were $1.3 million in 2016 compared with $0.6 million in 2015. Payment for the acquisition completed in 2016 by our Strategic Communications segment was $1.2 million, net of cash received. Payment for the acquisition completed in 2015 by our Economic Consulting segment was $0.6 million, net of cash received. Capital expenditures were $28.9 million for 2016 as compared with $31.4 million for 2015.
Net cash used in financing activities decreased $110.7 million, or 46.9%, from 2015 to 2016. Cash used in financing activities in 2016 included repayments of $130.0 million of borrowings under our Credit Facility and $21.5 million in common stock repurchases, partially offset by $21.7 million in cash received from the issuance of common stock under our equity compensation plans and the receipt of $4.0 million of refundable deposits related to one of our foreign entities. Net financing activities for 2015 included the retirement of the $400.0 million principal amount of our 2020 Notes for $414.7 million using cash on hand of $164.7 million and borrowings under our Credit Facility of $250.0 million. Subsequent to the debt tender offer and redemption, we repaid $50.0 million of the borrowings under our Credit Facility. In addition, we repaid the final $11.0 million in notes payable to former shareholders of acquired businesses in 2015. Financing activities in 2015 also included $16.7 million received from the issuance of common stock under our equity compensation plans and $3.2 million of refundable deposits related to one of our foreign subsidiaries, offset by $26.5 million in stock repurchases and $3.8 million in debt financing fees related to the Credit Facility.
Capital Resources
As of December 31, 2017, our capital resources included $190.0 million of cash and cash equivalents and available borrowing capacity of $449.0 million under a $550.0 million revolving line of credit under our Credit Facility. As of December 31, 2017, we had $100.0 million of outstanding borrowings under our Credit Facility and $1.0 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
The availability of borrowings, as well as issuances and extensions of letters of credit, under our Credit Facility is subject to specified conditions. We may choose to repay outstanding borrowings under the Credit Facility at any time before maturity without premium or penalty. Borrowings under the Credit Facility in USD, euro, British pound and Australian dollar bear interest at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points and (3) the one-month LIBOR plus 100 basis points. Borrowings under the Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian bankers’ acceptance rate plus an applicable margin or the Canadian prime rate plus an applicable margin. The Canadian prime rate means a fluctuating rate per annum equal to the higher of (1) the rate of interest in effect for such day as the prime rate for loans in Canadian dollars announced by Bank of America or (2) the Canadian bankers’ acceptance rate plus 100 basis points. Under the Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $650.0 million.
Our Credit Facility and the indenture governing our senior notes due 2022 ("2022 Notes") contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense). As of December 31, 2017, we were in compliance with all covenants as stipulated in the Credit Facility and the indenture governing our 2022 Notes.
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
We currently anticipate capital expenditures of $28 million to $38 million to support our organization during 2018, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for the next 12 months or longer.
Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisitions, unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

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
Future Contractual Obligations
The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2017. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2017 and prior to the June 2020 maturity date of our Credit Facility.
The interest obligation on our long-term debt assumes that our 2022 Notes will bear interest at their stated rates.

Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Long-term debt	$400,000	$—	$—	$100,000	$—	$300,000	$—
Interest on long-term debt (1)	95,960	21,284	21,284	19,642	18,000	15,750	—
Operating leases	267,990	44,193	41,386	38,877	36,942	21,355	85,237
Total obligations	$763,950	$65,477	$62,670	$158,519	$54,942	$337,105	$85,237

(1)
In addition to the fixed interest payments on our 2022 Notes, interest on long-term debt from 2018 to 2020 includes projected future interest payments for amounts drawn on our Credit Facility using interest rates in effect as of December 31, 2017. These projected interest payments may differ in the future based on the balance outstanding on our Credit Facility, as well as changes in market interest rates.

Effect of Inflation
Inflation is not generally a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures.

Critical Accounting Policies
General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, share-based compensation, income taxes and contingencies on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenues are deferred until all criteria for recognizing revenues are met. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts and other regulatory institutions. If the client is in bankruptcy, fees for our services may be subject to approval by the court. In some cases, a portion of the fees to be paid to us by a client is required by a court to be held until completion of our work and final fee settlements have been negotiated. We make a determination whether to record all or a portion of such holdbacks as revenues prior to collection on a case-by-case basis. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time and expense, fixed fee, performance based and unit based.

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
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. Generally, the client agrees to pay a fixed fee over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenues are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.
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
Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from disputes that affect our ability to fully collect our billed accounts receivable, potential fee reductions negotiated by clients or imposed by bankruptcy courts and the inability of clients to pay our fees. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay may be partially mitigated to the extent that we may receive retainers from some of our clients prior to performing services.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we later discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income and totaled $15.4 million, $8.9 million and $15.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired at the date of acquisition. Other intangible assets may include trade names, customer relationships, non-competition agreements and software.
We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test. Important factors we consider that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant market decline related to negative industry or economic trends; and/or

•	our market capitalization relative to net carrying value.
We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers. Entities have an option, under certain circumstances, to perform a qualitative assessment regarding the reporting unit's fair value, to determine whether it is necessary to perform the quantitative impairment test.
In the qualitative assessment, we consider various factors, events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant reporting unit specific events. If, based on the qualitative assessment, an entity determines that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value, we do not prepare a quantitative impairment test. If we determine otherwise, we will prepare a quantitative assessment for potential goodwill impairment.
In the quantitative assessment, we compare the estimated fair value of the reporting unit to the carrying amount of that reporting unit. We estimate fair value using a combination of an income approach (based on discounted cash flows) and market approaches, using appropriate weighting factors. If the fair value exceeds the carrying amount, goodwill is not impaired. However, if the carrying value exceeds the fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average cost of capital (“WACC”) based on our assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The WACC consists of (1) a risk-free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable with our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium. In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions, including projected future cash flows and the determination of appropriate market comparables and determination of whether a premium or discount should be applied to such comparables.
We determine whether to perform qualitative assessment first or to bypass the qualitative assessment and proceed with the quantitative goodwill impairment test for each of our reporting units based on the headroom from the most recent quantitative tests and other events or changes in circumstances that could impact the fair value of the reporting units.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved or market conditions significantly deteriorate, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment test or prior to that, if a triggering event occurs outside of the quarter during which the annual goodwill impairment test is performed. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.
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
See Note 2, “New Accounting Standards” in Part II, Item 8 of this Annual Report.

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
The following table presents principal cash flows and related interest rates by year of maturity for our 2022 Notes and a comparison of the fair value of the debt as of December 31, 2017 and 2016. The fair values have been determined based on quoted market prices for our 2022 Notes.

							December 31, 2017		December 31, 2016
Long-Term Debt	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Fixed rate	—	—	—	—	300,000	—	300,000	309,000	300,000	312,750
Average interest rate	—	—	—	—	6.0%	—	6.0%	—	6.0%	—
Variable rate	—	—	100,000	—	—	—	100,000	100,000	70,000	70,000
Average interest rate	—	—	3.3%	—	—	—	3.3%	—	2.3%	—
Foreign Currency Exchange Rate Risk
Exchange Rate Risk
Our foreign currency exposure primarily relates to intercompany receivables and payables and third-party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables, which are reviewed on a regular basis. In cases where settlement of intercompany balances is not practical, we may use cash to create offsetting currency positions to reduce exposure. Gains and losses from foreign currency transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income and to date have not had a material impact on our consolidated financial statements. See Note 5, “Interest Income and Other” in Part II, Item 8 of this Annual Report for information.
Translation of Financial Results

Most of our foreign subsidiaries operate in a currency other than the U.S. dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk currently relate to functional currency assets and liabilities that are denominated in the British pound, euro, Australian dollar and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar for the years ended December 31, 2017, 2016 and 2015. These translation adjustments are reflected in “Other comprehensive gain/(loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Changes in Net Investment of Foreign Subsidiaries	2017	2016	2015
	(in thousands)
British pound	$20,394	$(34,329)	$(10,109)
Euro	6,595	(1,274)	(4,379)
Australian dollar	4,058	922	(7,144)
Canadian dollar	1,439	328	(2,124)
All other	(1,822)	(7,531)	(4,971)
Total	$30,664	$(41,884)	$(28,727)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 22, 2018

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (principal executive officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting
The Board of Directors and Stockholders
FTI Consulting, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis of Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
McLean, Virginia
February 22, 2018

Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements
The Board of Directors and Stockholders
FTI Consulting, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis of Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2006.
McLean, Virginia
February 22, 2018

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$189,961	$216,158
Accounts receivable:
Billed receivables	390,996	365,385
Unbilled receivables	312,569	288,331
Allowance for doubtful accounts and unbilled services	(180,687)	(178,819)
Accounts receivable, net	522,878	474,897
Current portion of notes receivable	25,691	31,864
Prepaid expenses and other current assets	55,649	60,252
Total current assets	794,179	783,171
Property and equipment, net of accumulated depreciation	75,075	61,856
Goodwill	1,204,803	1,180,001
Other intangible assets, net of amortization	44,150	52,120
Notes receivable, net of current portion	98,105	104,524
Other assets	40,929	43,696
Total assets	$2,257,241	$2,225,368
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$94,873	$87,320
Accrued compensation	268,513	261,500
Billings in excess of services provided	46,942	29,635
Total current liabilities	410,328	378,455
Long-term debt, net	396,284	365,528
Deferred income taxes	124,471	173,799
Other liabilities	134,187	100,228
Total liabilities	1,065,270	1,018,010
Commitments and contingent liabilities (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 37,729 (2017) and 42,037 (2016)	377	420
Additional paid-in capital	266,035	416,816
Retained earnings	1,045,774	941,001
Accumulated other comprehensive loss	(120,215)	(150,879)
Total stockholders' equity	1,191,971	1,207,358
Total liabilities and stockholders' equity	$2,257,241	$2,225,368

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$1,807,732	$1,810,394	$1,779,149
Operating expenses
Direct cost of revenues	1,215,560	1,210,771	1,171,444
Selling, general and administrative expenses	429,722	434,552	432,668
Special charges	40,885	10,445	—
Acquisition-related contingent consideration	2,291	2,164	(1,200)
Amortization of other intangible assets	10,563	10,306	11,726
	1,699,021	1,668,238	1,614,638
Operating income	108,711	142,156	164,511
Other income (expense)
Interest income and other	3,752	10,466	3,232
Interest expense	(25,358)	(24,819)	(42,768)
Loss on early extinguishment of debt	—	—	(19,589)
	(21,606)	(14,353)	(59,125)
Income before income tax provision (benefit)	87,105	127,803	105,386
Income tax provision (benefit)	(20,857)	42,283	39,333
Net income	$107,962	$85,520	$66,053
Earnings per common share — basic	$2.79	$2.09	$1.62
Earnings per common share — diluted	$2.75	$2.05	$1.58
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$30,664	$(41,884)	$(28,727)
Other comprehensive income (loss), net of tax	30,664	(41,884)	(28,727)
Comprehensive income	$138,626	$43,636	$37,326

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2014	41,181	$412	$393,174	$789,428	$(80,268)	$1,102,746
Net income	—	$—	$—	$66,053	$—	$66,053
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(28,727)	(28,727)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $2,050	713	7	19,019	—	—	19,026
Restricted share grants, less net settled shares of 116	105	1	(4,372)	—	—	(4,371)
Stock units issued under incentive compensation plan	—	—	2,124	—	—	2,124
Purchase and retirement of common stock	(765)	(8)	(26,524)	—	—	(26,532)
Share-based compensation	—	—	17,284	—	—	17,284
Balance at December 31, 2015	41,234	$412	$400,705	$855,481	$(108,995)	$1,147,603
Net income	—	$—	$—	$85,520	$—	$85,520
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(41,884)	(41,884)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $2,051	820	8	25,234	—	—	25,242
Restricted share grants, less net settled shares of 137	520	5	(5,541)	—	—	(5,536)
Stock units issued under incentive compensation plan	—	—	1,842	—	—	1,842
Purchase and retirement of common stock	(537)	(5)	(21,484)	—	—	(21,489)
Share-based compensation	—	—	16,060	—	—	16,060
Balance at December 31, 2016	42,037	$420	$416,816	$941,001	$(150,879)	$1,207,358
Net income	—	$—	$—	$107,962	$—	$107,962
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	30,664	30,664
Issuance of common stock in connection with:
Exercise of options	123	1	4,132	—	—	4,133
Restricted share grants, less net settled shares of 92	243	2	(4,442)	—	—	(4,440)
Stock units issued under incentive compensation plan	—	—	1,547	—	—	1,547
Purchase and retirement of common stock	(4,674)	(46)	(168,048)	—	—	(168,094)
Cumulative effect due to adoption of new accounting standard	—	—	—	(3,189)	—	(3,189)
Share-based compensation	—	—	16,030	—	—	16,030
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$107,962	$85,520	$66,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,177	38,700	31,392
Amortization and impairment of other intangible assets	10,563	10,306	11,726
Acquisition-related contingent consideration	2,291	2,164	(1,200)
Provision for doubtful accounts	15,386	8,912	15,564
Non-cash share-based compensation	16,030	16,920	17,951
Non-cash interest expense	1,984	1,985	2,521
Loss on early extinguishment of debt	—	—	19,589
Other	611	(1,204)	(760)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(50,831)	3,471	(35,648)
Notes receivable	14,928	3,145	3,106
Prepaid expenses and other assets	629	(2,840)	(3,557)
Accounts payable, accrued expenses and other	4,421	3,268	(4,718)
Income taxes	(25,768)	22,012	18,491
Accrued compensation	1,795	40,350	4,780
Billings in excess of services provided	16,447	779	(5,370)
Net cash provided by operating activities	147,625	233,488	139,920
Investing activities
Payments for acquisition of businesses, net of cash received	(8,929)	(1,251)	(575)
Purchases of property and equipment	(32,004)	(28,935)	(31,399)
Other	295	54	237
Net cash used in investing activities	(40,638)	(30,132)	(31,737)
Financing activities
Borrowings (repayments) under revolving line of credit, net	30,000	(130,000)	200,000
Payments of long-term debt	—	—	(425,671)
Payments of debt issue costs	—	—	(3,843)
Deposits	2,825	4,006	3,227
Purchase and retirement of common stock	(168,094)	(21,489)	(26,532)
Net issuance of common stock under equity compensation plans	(504)	21,708	16,666
Payments for acquisition-related contingent consideration	(5,161)	(866)	(745)
Other	—	1,331	936
Net cash used in financing activities	(140,934)	(125,310)	(235,962)
Effect of exchange rate changes on cash and cash equivalents	7,750	(11,648)	(6,141)
Net increase (decrease) in cash and cash equivalents	(26,197)	66,398	(133,920)
Cash and cash equivalents, beginning of period	216,158	149,760	283,680
Cash and cash equivalents, end of period	$189,961	$216,158	$149,760
Supplemental cash flow disclosures
Cash paid for interest	$23,285	$23,154	$46,965
Cash paid for income taxes, net of refunds	$4,929	$20,270	$20,654
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,547	$1,842	$2,124
Acquisition related contingent liability	$3,426	$—	$—

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
Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Interest income and other” on the Consolidated Statements of Comprehensive Income. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. The most significant estimates made and assumptions used are the determination of the allowance for doubtful accounts and unbilled services, the assessment of the recoverability of goodwill, other intangible assets and realization of deferred tax assets, the valuation of share-based compensation and the fair value of acquisition-related contingent consideration. Management bases its estimates on historical trends, current experience and other assumptions that it believes are reasonable.
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2017, we derived approximately 30% of our consolidated revenues from the work of professionals who are assigned to locations outside of the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
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

1.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates, including discounts, as work is performed. In some cases, time-and-expense arrangements are subject to a cap, in which case we assess work performed on a periodic basis to ensure that the cap has not been exceeded.

2.
Fixed-fee billing arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. Generally, the client agrees to pay a fixed fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenues are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

3.
Performance-based or contingent billing arrangements require the client to pay fees based on the attainment of contractually defined objectives. Often this type of arrangement supplements a time-and-expense or fixed-fee engagement, where payment of a performance-based fee is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We do not recognize revenues under performance based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

4.
Unit-based revenues, predominantly in our Technology segment, are based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client. We recognize revenues for our professional services rendered under unit-based engagements as the services are provided based on agreed-upon rates. Revenues from hosting fees are recognized based on the units used over the term of the hosting agreement. Additionally, we may provide client incentives in the form of volume fee discounts, which are recorded as a reduction of revenues.

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
Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Revenues recognized, but not yet billed to clients, have been recorded as "Unbilled receivables," in the Consolidated Balance Sheets.
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
We use the Black-Scholes pricing model to determine the fair value of stock options on the date of grant. The Black-Scholes pricing model requires the development of assumptions, including volatility and expected term, which are based on our historical experience. The risk-free interest rate is based on the term of U.S. Treasury interest rates that is consistent with the expected term of the share-based award.
The fair value of restricted share awards and restricted stock units is measured based on the closing price of the underlying stock on the date of grant. The fair value of performance share units that contain market-based vesting conditions is measured using a Monte Carlo pricing model. The compensation cost of performance stock units is based on the grant date fair value and is not subsequently reversed if it is later determined that the market condition is unlikely to be met or is expected to be lower than originally expected.
For all our share-based awards, we recognize forfeiture expense as forfeitures occur rather than estimating forfeitures based on historical data.
Research and Development
Research and development costs related to software development are expensed as incurred. When we have determined that technological feasibility for our software products is reached, development costs related to the project are capitalized until such products are available for general release to customers as discussed in “Capitalized Software to Be Sold, Leased or Otherwise Marketed.” Research and development expenses related to software development totaled $14.9 million, $17.5 million and $19.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $14.8 million, $15.9 million, and $18.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
Acquisition-Related Contingent Consideration
The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing a probability weighted estimate of future cash flow adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to adjust the discounted value of acquisition-related contingent consideration liabilities to their present value. Remeasurement gains or losses and accretion expense are included in “Acquisition-related contingent consideration” on the Consolidated Statements of Comprehensive Income.
Income Taxes
Our income tax provision (benefit) consists principally of U.S. federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S., as well as foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
Cash Equivalents
Cash equivalents consist of money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase.

Allowance for Doubtful Accounts and Unbilled Services
We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from potential fee reductions negotiated by clients or imposed by bankruptcy courts or other regulatory agencies and the inability of clients to pay our fees, as well as from disputes that affect our ability to fully collect our billed accounts receivable. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s non-payment may be mitigated to the extent that we receive a retainer from some of our clients prior to performing services.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income and totaled $15.4 million, $8.9 million and $15.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. If the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans ratably over the requisite service period, which ranges from a period of one to ten years. The amount of expense recognized at any date must at least equal to the portion of the principal forgiven on the forgiveness date.
Goodwill and Other Intangible Assets
Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired at the date of acquisition. Other intangible assets may include trade names, customer relationships, non-competition agreements and software.

We test our goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test. Important factors we consider that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant market decline related to negative industry or economic trends; and/or

•	our market capitalization relative to net carrying value.
We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers. Entities have an option, under certain circumstances, to perform a qualitative assessment regarding the reporting unit’s fair value, to determine whether it is necessary to perform the quantitative impairment test.
In the qualitative assessment, we consider various factors, events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant reporting unit specific events. If, based on the qualitative assessment, an entity determines that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value, we do not prepare a quantitative impairment test. If we determine otherwise, we will prepare a quantitative assessment for potential goodwill impairment.
In the quantitative assessment, we compare the estimated fair value of the reporting unit to the carrying amount of that reporting unit. We estimate fair value using a combination of an income approach (based on discounted cash flows) and market approaches, using appropriate weighting factors. If the fair value exceeds the carrying amount, goodwill is not impaired. However, if the carrying value exceeds the fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
We determine whether to perform qualitative assessment first or to bypass the qualitative assessment and proceed with the quantitative goodwill impairment test for each of our reporting units based on the headroom from the most recent quantitative tests and other events or changes in circumstances that could impact the fair value of the reporting units.
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
Capitalized Software to Be Sold, Leased or Otherwise Marketed
We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, eligible software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on the Consolidated Balance Sheets. Unamortized capitalized software costs were $14.8 million and $16.6 million as of December 31, 2017 and 2016, respectively. Amortization expense for capitalized software costs was $6.7 million, $12.0 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases, this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements, such as tenant improvement allowances, cash inducements and rent abatements, are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent totaled $43.9 million and $41.9 million for the years ended December 31, 2017 and 2016, respectively.
Billings in Excess of Services Provided
Billings in excess of services provided represent amounts billed to clients, such as retainers, in advance of work being performed. Clients may make advance payments, which are held on deposit until completion of work or are applied at predetermined amounts or times. Excess payments are either applied to final billings or refunded to clients upon completion of work. Payments in excess of related accounts receivable and unbilled receivables are recorded as billings in excess of services provided within the liabilities section of the Consolidated Balance Sheets.
2. New Accounting Standards
Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation and income tax consequences, and clarifies the statement of cash flows presentation for certain components of share-based awards, all of which are intended to simplify various aspects of the accounting for share-based compensation. We adopted this standard as of January 1, 2017. Previously, differences in the tax deduction and book expense resulting from the exercise of employee stock options were recorded to "Additional paid-in capital" on the Consolidated Balance Sheet. Since then, we have recorded the excess benefits realized from stock compensation transactions as a component of income tax expense in the Consolidated Statement of Comprehensive Income. Additionally, we elected to recognize forfeiture expense as forfeitures occur, rather than estimating forfeitures based on historical data.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. We elected, as permitted by the standard, to early adopt ASU 2016-15, as of December 31, 2017. The adoption of this guidance did not impact our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which removes the prohibition against immediate recognition of current and deferred income tax effects on intra-entity transfers of assets other than inventory. We elected to early adopt this standard as of January 1, 2017 and recorded a $3.2 million cumulative effect adjustment to the beginning balance of retained earnings on January 1, 2017, which resulted in a net impact of increasing deferred tax assets by $2.6 million and decreasing a deferred tax charge in other assets by $5.8 million related to a prior period intra-entity transfer of intellectual property.
In January 2017, the FASB issued ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by removing Step 2 from the goodwill impairment test. We elected, as permitted by the standard, to early adopt ASU 2017-04 on a prospective basis as of December 31, 2017. The adoption of this guidance would only impact the measurement of a future goodwill impairment to the extent applicable.
Accounting Standards Not yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing lease guidance. Under this ASU, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. Previously, there was no requirement to recognize an asset or liability on the balance sheet for an operating lease. The ASU also requires disclosure of key information about leasing arrangements. This guidance is effective beginning January 1, 2019. The new standard is required to be applied with a modified retrospective approach for each prior reporting period presented. We are in the preliminary phases of our implementation plan, which includes the identification of all lease contracts and an assessment of the effect of the ASU on our portfolio of leases. While this assessment continues, we have not yet determined the effect of the ASU on our results of operations, financial condition or cash flow presentation.
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
We generate the majority of our revenues from providing professional services under the following types of billing arrangements: time and expense, fixed fee and performance based. The impact of the ASU adoption for each type of billing arrangement is as follows:
Time and expense - The Company will use the right-to-invoice practical expedient to account for time-and-expense billing arrangements when the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date. This is consistent with the Company’s current revenue recognition policy.
Fixed fee - The Company will recognize revenues as individual performance obligations are satisfied using a measure of progress that is based on the efforts or hours incurred as a percentage of total hours expected to be incurred (i.e., an input method measure of progress). This method is consistent with the Company’s current revenue recognition policy. However, the definition of a performance obligation under the new standard requires an evaluation of whether or not a good or service to a customer is distinct. This assessment of whether or not a single or multiple performance obligations exists within a contract may lead to a difference in the timing of revenue recognition compared with our current revenue recognition policy.
Performance based or contingent - These arrangements include some form of variable consideration whereby the Company earns revenues if certain predefined outcomes occur in the future. When the related performance obligations are satisfied over time, the Company may recognize revenues in the proportion that the outcome has been earned based on services provided when the Company concludes that collection of the amount recorded is probable, i.e., a significant reversal will not occur in the future. The Company will evaluate probability using either the expected value method or the most likely amount method, as appropriate. Under the new standard, the Company may recognize revenues earlier than it previously did largely relative to certain types of contingent success fees where revenues were recorded upon cash collection.
In addition, we believe this standard could affect the timing of revenue recognition for contracts that provide prospective volume-based discounts, time-and-expense billing arrangements with a cap on total fees, where we expect the cap to be exceeded, and other arrangements where a discount is provided, among others.
The Company is in its final stages of quantifying the financial impacts of the new guidance based on the contracts that exist at the date of adoption, as well as evaluating presentation of our revenues and required enhancements to disclosures. We have implemented both process and information systems changes to identify and assess contracts that are impacted by the new revenue recognition criteria and accumulate data to satisfy new disclosure requirements. We expect that the new standard will have an immaterial impact on our consolidated financial statements, other than increased disclosures, upon adoption. Changes to revenue recognition as a result of applying the new standard will largely arise from certain contingent or success fee arrangements as described above.
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

	Year Ended December 31,
	2017	2016	2015
Numerator — basic and diluted
Net income	$107,962	$85,520	$66,053
Denominator
Weighted average number of common shares outstanding — basic	38,697	40,943	40,846
Effect of dilutive stock options	117	281	388
Effect of dilutive restricted shares	378	485	495
Weighted average number of common shares outstanding — diluted	39,192	41,709	41,729
Earnings per common share — basic	$2.79	$2.09	$1.62
Earnings per common share — diluted	$2.75	$2.05	$1.58
Antidilutive stock options and restricted shares	1,561	1,404	1,734
4. Special Charges
During the year ended December 31, 2017, we recorded special charges of $40.9 million. The charges related to certain targeted reductions in areas of each segment where we needed to realign our workforce with current business demand. In addition, cost-cutting actions were taken in certain corporate departments where we were able to streamline support activities and reduce our real estate costs. $48.4 million of the charge will be paid in cash. The total charge is net of a $7.5 million non-cash reduction to expense primarily for the reversal of a deferred rent liability. The special charge includes the following components:

•
$23.5 million of employee severance and other employee-related costs associated with the reduction in workforce of 255 employees in our segments and certain corporate departments. All of these amounts will be paid in cash;

•
$14.4 million of exit costs associated with the curtailment of our lease on our executive office in Washington, D.C. $22.7 million of the charge will be paid in cash. The exit costs include an $8.3 million non-cash reduction to expense primarily for the reversal of a deferred rent liability; and

•	$3.0 million of other expenses, including costs related to disposing or closing several small international offices, of which $0.8 million was a non-cash expense.

During the year ended December 31, 2016, we recorded special charges of $10.4 million. The charges are related to employee terminations in our Technology segment, health solutions practice of our Forensic and Litigation Consulting segment, and Corporate infrastructure group. The charges consisted of salary continuance and other contractual employee-related costs.
There were no special charges recorded during the year ended December 31, 2015.
The following table details the special charges by segment and corporate.

	Year Ended December 31,
Special Charges by Segment	2017	2016
Corporate Finance & Restructuring	$5,440	$—
Forensic and Litigation Consulting	12,334	2,304
Economic Consulting	6,624	—
Technology	5,057	7,529
Strategic Communications	7,752	—
	37,207	9,833
Unallocated Corporate	3,678	612
Total	$40,885	$10,445

The table below summarizes the activity related to the liabilities for these costs for the years ended December 31, 2017 and 2016.

	Employee Termination Costs	Lease Termination Costs	Other	Total
Balance at December 31, 2015	$7,768	$4,045	$—	$11,813
Additions (1)	10,724	—	—	10,724
Reductions	(10,264)	(896)	—	(11,160)
Foreign currency translation adjustment and other	(3)	186	—	183
Balance at December 31, 2016	$8,225	$3,335	$—	$11,560
Additions (1)	23,260	23,498	584	47,342
Reductions	(20,771)	(7,757)	(584)	(29,112)
Foreign currency translation adjustment and other	165	(19)	—	146
Balance at December 31, 2017 (2)	$10,879	$19,057	$—	$29,936

(1) Excludes $0.8 million and $0.3 million in net non-cash expense reversals for the years ended December 31, 2017 and 2016, respectively
(2) Of the $29.9 million remaining liability for special charges, $16.0 million is expected to be paid in 2018, $4.8 million is expected to be paid in 2019, $3.8 million is expected to be paid in 2020, $3.2 million is expected to be paid in 2021 and the remaining balance of $2.1 million is expected to be paid from 2022 to 2026. These amounts are included in "Accounts payable, accrued expenses and other" and "Other liabilities" in our Consolidated Balance Sheets.
5. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Interest Income and Other	2017	2016	2015
Interest income	$3,968	$4,420	$4,996
Foreign exchange transaction gains (losses), net	(77)	4,937	(940)
Other	(139)	1,109	(824)
Total	$3,752	$10,466	$3,232
6. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the Company's 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017 (the "2017 Omnibus Plan"), there were 1,714,952 shares of common stock available for grant as of December 31, 2017.

Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
		Restricted		Restricted		Restricted
Income Statement Classification	Options (1)	Shares (2)	Options (1)	Shares (2)	Options (1)	Shares (2)
Direct cost of revenues	$370	$9,691	$2,815	$7,530	$3,736	$6,532
Selling, general and administrative expenses	1,238	4,839	966	9,117	1,482	7,469
Special charges	—	269	56	49	—	—
Total	$1,608	$14,799	$3,837	$16,696	$5,218	$14,001

(1)	Includes options and cash-settled stock appreciation rights.

(2)	Includes restricted share awards, restricted stock units, performance stock units and cash-settled restricted stock units.

Stock Options
We use the Black-Scholes option-pricing model to fair value our option grants using the assumptions in the following table.

	Year Ended December 31,
Assumptions	2017	2016	2015
Risk-free interest rate	1.60%	0.98%	1.07%-1.70%
Dividend yield	0%	0%	0%
Expected term	3 years	3 years	3-5 years
Stock price volatility	31.94%	34.33%	31.03%-40.36%
A summary of our stock option activity during the year ended December 31, 2017 is presented below. The aggregate intrinsic value for stock options outstanding and exercisable, or fully vested, at December 31, 2017 in the table below represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2016	2,418	$40.79
Stock options granted	131	$40.36
Stock options exercised	(123)	$33.69
Stock options forfeited	(168)	$47.76
Stock options outstanding at December 31, 2017	2,258	$40.63	4.4	$11,724
Stock options exercisable at December 31, 2017	1,683	$42.32	3.5	$7,531
Cash received from option exercises for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $27.3 million and $21.1 million, respectively. The actual tax benefit realized from stock options exercised totaled $1.1 million, $4.8 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $6.9 million and $8.1 million, respectively. Prior to the adoption of ASU 2016-09, the excess (shortage) of the tax deduction versus the book expense was recorded to "Additional paid-in capital" in the Consolidated

Balance Sheets. After the adoption, the excess tax benefit was recorded as a component of income tax expense in the Consolidated Statements of Comprehensive Income.
The following is a summary of stock options outstanding and exercisable as of December 31, 2017.

	Options Outstanding			Options Exercisable
		Weighted Average Exercise	Weighted Average Remaining Contractual Term		Weighted Average Exercise
Exercise Price Range	Options	Price	(in Years)	Shares	Price
$26.68-$33.95	454	$31.60	5.4	257	$31.93
$34.33-$36.87	526	$35.66	6.0	364	$35.84
$36.89-$39.84	453	$38.01	3.5	409	$38.10
$40.36-$47.46	465	$42.66	5.0	293	$43.70
$50.62-$70.55	360	$59.95	0.8	360	$59.95
	2,258			1,683
As of December 31, 2017, there was $2.5 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted average period of 1.5 years.
Restricted Share Awards
A summary of our unvested restricted share activity during the year ended December 31, 2017 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards outstanding at December 31, 2016	941	$37.92
Restricted share awards granted	289	$38.45
Restricted share awards vested	(251)	$36.16
Restricted share awards forfeited	(46)	$37.55
Unvested restricted share awards outstanding at December 31, 2017	933	$38.58
As of December 31, 2017, there was $20.7 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 4.3 years. The total fair value of restricted share awards that vested during the years ended December 31, 2017, 2016 and 2015 was $9.9 million, $10.4 million and $14.6 million, respectively.
Restricted Stock Units
A summary of our restricted stock units activity during the year ended December 31, 2017 is presented below. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2017.

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Restricted stock units outstanding at December 31, 2016	465	$37.87
Restricted stock units granted	50	$38.35
Restricted stock units released	(113)	$39.47
Restricted stock units forfeited	—	$—
Restricted stock units outstanding at December 31, 2017	402	$37.49	$17,287

The intrinsic value of restricted stock units released reflects the market value of our common stock on the date of release. The total intrinsic value of restricted stock units released for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $9.3 million and $3.1 million, respectively.
As of December 31, 2017, there was $0.3 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 0.7 years. The total fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $2.4 million and $4.4 million, respectively.
Performance Stock Units
A summary of our performance stock units activity during the year ended December 31, 2017 is presented below. The performance stock units are subject to market conditions based on the adjusted total shareholder return of the Company as compared with the adjusted total shareholder return of the adjusted Standard & Poor’s 500. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2017.

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Performance stock units outstanding at December 31, 2016	206	$26.64
Performance stock units granted	100	$24.99
Performance stock units released	—	$—
Performance stock units forfeited	(54)	$33.84
Performance stock units outstanding at December 31, 2017	252	$25.71	$10,818
As of December 31, 2017, there was $1.6 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 0.9 years. There are no performance stock units that vested during the years ended December 31, 2017, 2016 and 2015.
The table below reflects the weighted average grant date fair value per share of stock options, restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2017, 2016 and 2015. The fair value of our restricted stock awards and restricted stock units is determined based on the closing market price per share of our common stock on the grant date. The fair value of the performance stock units reflects the market conditions as of the grant date using a Monte Carlo simulation.

	Year Ended December 31,
	2017	2016	2015
Weighted average fair value of grants
Stock options	$9.56	$8.41	$10.85
Restricted share awards, restricted stock units and performance stock units	$38.88	$37.64	$39.01

7. Balance Sheet Details

	December 31,
	2017	2016
Prepaid expenses and other current assets
Prepaid expenses	$35,667	$32,655
Income tax receivable	7,194	14,890
Other current assets	12,788	12,707
Total	$55,649	$60,252
Accounts payable, accrued expenses and other
Accounts payable	$14,078	$15,779
Accrued expenses	45,676	43,137
Accrued interest payable	2,354	2,265
Accrued taxes payable	12,075	9,231
Other current liabilities	20,690	16,908
Total	$94,873	$87,320
8. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our other financial instruments by hierarchy level as of December 31, 2017 and 2016.

	December 31, 2017
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$3,750	$—	$—	$3,750
Long-term debt	400,000	—	409,000	—
Total	$403,750	$—	$409,000	$3,750

	December 31, 2016
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$5,692	$—	$—	$5,692
Long-term debt	370,000	—	382,750	—
Total	$375,692	$—	$382,750	$5,692

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of December 31, 2017 and 2016.

We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% Senior Notes Due 2022 (the “2022 Notes”) as of December 31, 2017 and 2016. The fair value of our borrowings on our senior secured bank revolving credit facility (“Credit Facility”) approximates the carrying amount.  The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.

We estimate the fair value of acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value estimate represents a Level 3 measurement as it is based on significant inputs not observed in the market and reflect our own assumptions. The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration are our measures of the future profitability and related cash flows and discount rates. The fair value of the contingent consideration is reassessed at each reporting period by the Company based on additional information as it becomes available.

Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Acquisition-related contingent consideration” on the Consolidated Statements of Comprehensive Income. During the years ended December 31, 2017 and 2016, we recorded $0.7 million and $1.4 million in expense related to increases in the fair value of future expected contingent consideration payments, respectively. During the year ended December 31, 2015, we recorded a $1.9 million gain related to the decrease in the fair value of future contingent consideration payments.
9. Property and Equipment
Property and equipment consist of the following.

	December 31,
	2017	2016
Leasehold improvements	$77,921	$69,278
Construction in progress	806	2,349
Furniture and equipment	33,827	35,780
Computer equipment and software	100,186	94,637
	212,740	202,044
Accumulated depreciation	(137,665)	(140,188)
Property and equipment, net	$75,075	$61,856

Depreciation expense for property and equipment totaled $24.4 million, $26.7 million and $24.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

10. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment.

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2015
Goodwill	$441,548	$235,211	$269,341	$117,888	$328,449	$1,392,437
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2015	441,548	235,211	269,341	117,888	134,310	1,198,298
Acquisitions (1)	—	—	—	—	218	218
Foreign currency translation adjustment and other	(882)	(4,667)	(1,132)	(281)	(11,553)	(18,515)
Balance at December 31, 2016
Goodwill	440,666	230,544	268,209	117,607	317,114	1,374,140
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2016	440,666	230,544	268,209	117,607	122,975	1,180,001
Acquisitions (2)	11,900	—	—	—	—	11,900
Foreign currency translation adjustment and other	2,250	3,175	786	133	6,558	12,902
Balance at December 31, 2017
Goodwill	454,816	233,719	268,995	117,740	323,672	1,398,942
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2017	$454,816	$233,719	$268,995	$117,740	$129,533	$1,204,803

(1)	Includes adjustments during the purchase price allocation period.

(2)
During the year ended December 31, 2017, we made an initial payment of $8.9 million at closing to acquire a restructuring business within our Corporate Finance & Restructuring segment. We recorded $11.9 million in goodwill as a result of the acquisition. We have included the results of the acquired business' operations in the Corporate Finance & Restructuring segment since its acquisition date.

Other Intangible Assets
Other intangible assets were as follows:

		December 31, 2017			December 31, 2016
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	13.7	$117,192	$80,523	$36,669	$119,736	$75,212	$44,524
Non-competition agreements (1)	N/A	—	—	—	1,263	1,246	17
Acquired software	9.8	3,264	1,383	1,881	3,171	1,292	1,879
Trade names (1)	N/A	—	—	—	360	260	100
	13.6	120,456	81,906	38,550	124,530	78,010	46,520
Non-amortizing intangible assets
Trade names	Indefinite	5,600	—	5,600	5,600	—	5,600
Total		$126,056	$81,906	$44,150	$130,130	$78,010	$52,120

(1)	These intangible assets were fully amortized and written off during the year ended December 31, 2017.
Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $10.6 million, $10.3 million and $11.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.
We estimate our future amortization expense for our intangible assets with a finite life to be as follows:

As of December 31, 2017 (1)
Year
2018	$8,252
2019	7,589
2020	7,413
2021	6,797
2022	4,973
Thereafter	3,526
$38,550

(1)
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, or other relevant factors or changes.

11. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees.

	December 31,
	2017	2016
Notes receivable from employees — beginning	$136,388	$142,997
Notes granted	18,247	33,943
Repayments	(7,394)	(12,985)
Amortization expense	(26,821)	(25,566)
Cumulative translation adjustment and other	3,376	(2,001)
Notes receivable from employees — ending	123,796	136,388
Less: current portion	(25,691)	(31,864)
Notes receivable from employees, net of current portion	$98,105	$104,524
As of December 31, 2017 and 2016, there were 251 and 307 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2017, 2016 and 2015 was $26.8 million, $25.6 million and $26.0 million, respectively.
12. Long-Term Debt
The table below summarizes the components of the Company’s long-term debt.

	December 31,
	2017	2016
6% senior notes due 2022	$300,000	$300,000
Credit facility	100,000	70,000
Total debt	400,000	370,000
Less: unamortized deferred debt issue costs	(3,716)	(4,472)
Long-term debt, net (1)	$396,284	$365,528

(1)	There were no current portions of long-term debt as of December 31, 2017 and 2016.
6% Senior Notes Due 2022. The 2022 Notes have been registered with the Securities and Exchange Commission ("SEC"). Cash interest is payable semiannually on May 15 and November 15 at a rate of 6% per year. The 2022 Notes will mature on November 15, 2022. The 2022 Notes are guaranteed, with certain exceptions, by our existing and future domestic subsidiaries. The 2022 Notes and the guarantees are our and the guarantors’ general unsecured senior obligations. The indebtedness evidenced by the 2022 Notes and the guarantees (i) rank equally in right of payment with all of FTI Consulting, Inc.'s, and the guarantors’ existing and future senior indebtedness, (ii) rank senior in right of payment to any existing and future subordinated indebtedness, (iii) are effectively junior to all of FTI Consulting, Inc.'s and the guarantors’ secured debt, including borrowings under the Credit Facility, to the extent of the value of the collateral securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other liabilities of any current and future non-guarantor subsidiaries (other than indebtedness and liabilities owed to FTI Consulting, Inc. or one of its guarantor subsidiaries).
The 2022 Notes are subject to redemption at our option at any time, in whole or in part, upon not less than 30 nor more than 60 days prior notice at the redemption price (expressed as a percentage of the principal amount to be redeemed) set forth below plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Year	Redemption Price
2018	102.000%
2019	101.000%
2020 and thereafter	100.000%
Credit Facility. On June 26, 2015, we entered into a credit agreement (the “2015 Credit Agreement”), which provides for a $550.0 million senior secured revolving line of credit maturing on June 26, 2020. At the Company’s option, borrowings under the Credit Facility will bear interest at either one-, two- or three-month London Inter-Bank Offered Rate ("LIBOR") or an alternative base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.375% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.375% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2015 Credit Agreement) at such time.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.25% and 0.35% per annum and the letter of credit fee rate that fluctuates between 1.375% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Leverage Ratio.
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
The 2015 Credit Agreement governing our Credit Facility and the indenture governing our 2022 Notes contain covenants that, among other things, limit our ability to incur additional indebtedness; create liens; pay dividends on our capital stock; make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell assets or engage in sale-leasebacks; guarantee obligations of other entities and our foreign subsidiaries; make investments and loans; enter into transactions with affiliates or related persons, repay, redeem or purchase certain indebtedness (or modify the terms thereof), make material changes to accounting and reporting practices; and engage in any business other than consulting-related businesses or substantially related, complimentary or incidental businesses. In addition, the 2015 Credit Agreement governing our Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense).
There were $100.0 million in borrowings outstanding under the Company’s Credit Facility as of December 31, 2017. The Company has classified these borrowings as long-term debt in the accompanying Consolidated Balance Sheets as the amounts due are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2017 for letters of credit.
There were $3.1 million and $4.3 million of unamortized debt issue costs related to the Credit Facility as of December 31, 2017 and 2016, respectively. These amounts were included in “Other assets” on our Consolidated Balance Sheets.
13. Commitments and Contingencies
Operating Lease Commitments
Rental expense, net of rental income was $56.0 million, $54.8 million and $56.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. For years subsequent to December 31, 2017, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows.

	Operating Leases	Sublease Rental Income

2018	$44,193	$2,000
2019	41,386	2,164
2020	38,877	1,604
2021	36,942	1,556
2022	21,355	781
Thereafter	85,237	1,774
Total	$267,990	$9,878

Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.
14. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes a number of changes to existing U.S. Internal Revenue Code, including a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings (the “Transition Tax”). In addition, the 2017 Tax Act contains prospective changes beginning in 2018, which impose limitations on the deductibility of executive compensation and interest, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a new provision designed to tax global intangible low-taxed income ("GILTI"). The Company has not yet made a policy decision on how it intends to account for this in 2018.
In response to the requirements of the 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, which provides guidance for the application of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. SAB No. 118 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 Tax Act. In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined.
The Company recorded a net tax benefit of $44.9 million in 2017, related to the 2017 Tax Act, consisting largely of the following amounts:
Reduction of the U.S. Corporate Income Tax Rate: The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under Topic ASC 740, the Company must remeasure its deferred tax assets and liabilities using enacted rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The Company has evaluated these changes and has recorded a provisional reduction to income tax expense of $65.1 million with a corresponding reduction to net deferred tax liabilities as of December 31, 2017.
Transition Tax on Unrepatriated Foreign Earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on those earnings. The Company recorded a provisional Transition Tax expense of $18.7 million. Under the provisions of the 2017 Tax Act, a company is permitted to elect to pay this liability over an eight-year period. The Company plans to make that election and estimates that $2.5 million of this Transition Tax liability will be paid within the next 12 months.
We expect to finalize the deferred tax and Transition Tax calculations in the second half of 2018.

The table below summarizes significant components of deferred tax assets and liabilities.

	Year Ended December 31,
	2017	2016
Deferred tax assets
Allowance for doubtful accounts	$11,279	$17,220
Accrued vacation and bonus	23,896	38,596
Deferred rent	8,491	12,034
Share-based compensation	15,108	24,783
Notes receivable from employees	12,879	21,010
State net operating loss carryforward and credits	3,586	4,169
Foreign net operating loss carryforward	12,075	12,437
Future foreign tax credit asset and foreign tax credit carryforward	7,403	2,545
Deferred compensation	2,688	3,084
Other, net	7,159	5,284
Total deferred tax assets	104,564	141,162
Deferred tax liabilities
Revenue recognition	(7,227)	(11,590)
Property, equipment and capitalized software	(2,308)	(6,527)
Goodwill and other intangible asset amortization	(190,638)	(273,990)
Total deferred tax liabilities	(200,173)	(292,107)
Foreign withholding tax	(1,035)	—
Valuation allowance	(21,621)	(18,900)
Net deferred tax liabilities	$(118,265)	$(169,845)
As of December 31, 2017 and 2016, the Company believed certain deferred tax assets principally associated with foreign net operating loss, foreign tax credit carryforwards and other related foreign balance sheet accounts, which can be carried forward for periods ranging from 20 years to indefinite, would expire unused based on updated forward-looking financial information. Therefore, valuation allowances of $21.6 million and $18.9 million were recorded against the Company’s net deferred tax assets as of December 31, 2017 and 2016, respectively.
In 2016 and prior years, the Company did not provide deferred tax on the undistributed non-U.S. subsidiary earnings that were considered indefinitely reinvested. These earnings were subject to taxation in 2017 under the Transition Tax rules of the 2017 Tax Act. While all of our undistributed non-U.S. subsidiary earnings have been subjected to U.S. federal tax, such earnings could still potentially be subject to foreign withholding taxes. The Company is still evaluating the impact of the 2017 Tax Act on its assertion to indefinitely reinvest the earnings from certain of its foreign jurisdictions and therefore continues to assert that such earnings will be indefinitely reinvested.
As of December 31, 2017, we have not recorded a $13.4 million deferred tax liability related to the tax basis difference in the investment in our foreign subsidiaries, as the investment is considered permanent in nature.
The table below summarizes the components of income before income tax provision from continuing operations.

	Year Ended December 31,
	2017	2016	2015
Domestic	$30,013	$66,202	$59,408
Foreign	57,092	61,601	45,978
Total	$87,105	$127,803	$105,386

The table below summarizes the components of income tax provision from continuing operations.

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$15,164	$(3,326)	$23,957
State	742	1,686	1,943
Foreign	14,816	13,864	10,029
	30,722	12,224	35,929
Deferred
Federal	(47,820)	23,182	1,546
State	(152)	8,284	1,265
Foreign	(3,607)	(1,407)	593
	(51,579)	30,059	3,404
Income tax provision	$(20,857)	$42,283	$39,333
Our income tax provision (benefit) from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as summarized below.

	Year Ended December 31,
	2017	2016	2015
Income tax expense at federal statutory rate	$30,487	$44,731	$36,885
State income taxes, net of federal benefit	781	6,075	1,587
Benefit from lower foreign tax rates	(8,500)	(7,827)	(5,973)
Valuation allowance on foreign tax credits and net operating loss carryforward	253	254	2,326
Other expenses not deductible for tax purposes	2,466	3,082	2,719
Adjustment to reserve for uncertain tax positions	456	(3,547)	658
Impact of 2017 U.S. tax reform — deferred tax	(63,525)	—	—
Impact of 2017 U.S. tax reform — transition tax	18,655	—	—
Other adjustments, net	(1,930)	(485)	1,131
Income tax provision (benefit)	$(20,857)	$42,283	$39,333
The income tax benefit for 2017 was $20.9 million, as compared with income tax expense of $42.3 million in 2016. The lower expense is primarily attributable to lower pre-tax income in 2017 as compared with 2016 and the impact of the discrete income tax benefit of $44.9 million recorded in connection with the 2017 Tax Act.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2013. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2011.
Our liability for uncertain tax positions was $2.7 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, our accrual for the payment of tax-related interest and penalties was not significant.
15. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $300.0 million. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2017, we have $113.3 million available under this program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2017	2016
Shares of common stock repurchased and retired	4,674	452
Average price per share	$35.94	$41.06
Total cost	$168,001	$18,577
2015 Stock Repurchase Program
On November 5, 2015, our Board of Directors authorized a six-month stock repurchase program of up to $50.0 million (the “2015 Repurchase Program”). The 2015 Repurchase Program expired on May 5, 2016.
The following table details our stock repurchases under the 2015 Stock Repurchase Program:

	Year Ended December 31,
	2016	2015
Shares of common stock repurchased and retired	85	765
Average price per share	$34.16	$34.68
Total cost	$2,902	$26,516
16. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percent of the participant’s eligible compensation. FTI Consulting matches each participant’s eligible 401(k) plan contributions up to the annual limit specified by the Internal Revenue Service. We made contributions related to the plan of $11.6 million, $11.4 million and $10.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.
We also maintain several defined contribution pension plans for our employees in the United Kingdom and other foreign countries. We contributed to these plans $6.4 million, $6.3 million and $6.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
17. Segment Reporting
We manage our business in five reportable segments: Corporate Finance & Restructuring, Forensic and Litigation Consulting, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transaction support practices include financings, mergers and acquisitions (“M&A”), M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.
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

Our Technology segment offers a comprehensive portfolio of information governance and electronic discovery ("e-discovery") software, services and consulting support to companies, law firms, courts and government agencies worldwide. Our services allow our clients to control the risk and expense of e-discovery events more confidently, as well as manage their data in the context of compliance and risk.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Revenues
Corporate Finance & Restructuring	$482,041	$483,269	$440,398
Forensic and Litigation Consulting	462,324	457,734	482,269
Economic Consulting	496,029	500,487	447,909
Technology	174,850	177,720	218,599
Strategic Communications	192,488	191,184	189,974
Total revenues	$1,807,732	$1,810,394	$1,779,149
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$82,863	$97,688	$90,101
Forensic and Litigation Consulting	72,705	57,882	64,267
Economic Consulting	61,964	74,102	62,330
Technology	22,171	25,814	39,010
Strategic Communications	27,732	30,458	27,727
Total Adjusted Segment EBITDA	$267,435	$285,944	$283,435

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

	Year Ended December 31,
	2017	2016	2015
Net income	$107,962	$85,520	$66,053
Add back:
Income tax provision (benefit)	(20,857)	42,283	39,333
Interest income and other	(3,752)	(10,466)	(3,232)
Interest expense	25,358	24,819	42,768
Loss on early extinguishment of debt	—	—	19,589
Unallocated corporate expenses	83,140	88,182	81,348
Segment depreciation expense	27,112	34,064	27,717
Amortization of intangible assets	10,563	10,306	11,726
Segment special charges	37,207	9,833	—
Remeasurement of acquisition-related contingent consideration	702	1,403	(1,867)
Total Adjusted Segment EBITDA	$267,435	$285,944	$283,435
The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2017	2016
Corporate Finance & Restructuring	$726,176	$681,919
Forensic and Litigation Consulting	401,905	400,047
Economic Consulting	501,471	496,757
Technology	195,399	189,704
Strategic Communications	215,083	214,160
Total segment assets	2,040,034	1,982,587
Unallocated Corporate assets	217,207	242,781
Total assets	$2,257,241	$2,225,368
The table below details information on our revenues for the years ended December 31, 2017, 2016 and 2015. Revenues have been attributed to location based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2017	2016	2015
United States	$1,262,682	$1,298,492	$1,281,444
United Kingdom	251,843	246,236	236,925
All other foreign countries	293,207	265,666	260,780
Total revenues	$1,807,732	$1,810,394	$1,779,149
We do not have a single customer that represents 10% or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets attributed to geographic location based on the location of the legal entity holding the assets.

	December 31, 2017			December 31, 2016
	United States	United Kingdom	All Other Foreign Countries	United States	United Kingdom	All Other Foreign Countries
Property and equipment, net of accumulated depreciation	$52,709	$14,761	$7,605	$39,584	$15,312	$6,960
Net assets	$654,010	$207,885	$330,076	$709,634	$193,276	$304,448
18. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information
Substantially all of our domestic subsidiaries are guarantors of borrowings under our Credit Facility and 2022 Notes. The guarantees are full and unconditional and joint and several. All of our guarantors are 100% owned, direct or indirect, subsidiaries.
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
Condensed Consolidating Balance Sheet Information as of December 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,186	$159	$179,616	$—	$189,961
Accounts receivable, net	155,124	156,859	210,895	—	522,878
Intercompany receivables	—	1,093,211	32,695	(1,125,906)	—
Other current assets	31,933	21,840	27,567	—	81,340
Total current assets	197,243	1,272,069	450,773	(1,125,906)	794,179
Property and equipment, net	39,137	13,572	22,366	—	75,075
Goodwill	570,876	416,053	217,874	—	1,204,803
Other intangible assets, net	18,426	11,251	29,441	(14,968)	44,150
Investments in subsidiaries	2,175,362	566,911	—	(2,742,273)	—
Other assets	34,454	60,566	44,014	—	139,034
Total assets	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241
Liabilities
Intercompany payables	$1,125,906	$—	$—	$(1,125,906)	$—
Other current liabilities	127,295	144,474	138,559	—	410,328
Total current liabilities	1,253,201	144,474	138,559	(1,125,906)	410,328
Long-term debt, net	396,284	—	—	—	396,284
Other liabilities	194,042	14,753	49,863	—	258,658
Total liabilities	1,843,527	159,227	188,422	(1,125,906)	1,065,270
Stockholders' equity	1,191,971	2,181,195	576,046	(2,757,241)	1,191,971
Total liabilities and stockholders' equity	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241

Condensed Consolidating Balance Sheet Information as of December 31, 2016

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$47,420	$156	$168,582	$—	$216,158
Accounts receivable, net	137,523	163,820	173,554	—	474,897
Intercompany receivables	—	1,029,800	—	(1,029,800)	—
Other current assets	44,708	24,944	22,464	—	92,116
Total current assets	229,651	1,218,720	364,600	(1,029,800)	783,171
Property and equipment, net	25,466	14,118	22,272	—	61,856
Goodwill	558,978	416,053	204,970	—	1,180,001
Other intangible assets, net	21,959	13,393	34,725	(17,957)	52,120
Investments in subsidiaries	2,065,819	490,634	—	(2,556,453)	—
Other assets	47,308	65,398	35,514	—	148,220
Total assets	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368
Liabilities
Intercompany payables	$1,027,050	$—	$2,750	$(1,029,800)	$—
Other current liabilities	137,710	129,810	110,935	—	378,455
Total current liabilities	1,164,760	129,810	113,685	(1,029,800)	378,455
Long-term debt, net	365,528	—	—	—	365,528
Other liabilities	211,535	16,411	46,081	—	274,027
Total liabilities	1,741,823	146,221	159,766	(1,029,800)	1,018,010
Stockholders' equity	1,207,358	2,072,095	502,315	(2,574,410)	1,207,358
Total liabilities and stockholders' equity	$2,949,181	$2,218,316	$662,081	$(3,604,210)	$2,225,368

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$652,604	$603,294	$561,250	$(9,416)	$1,807,732
Operating expenses
Direct cost of revenues	438,395	421,826	364,545	(9,206)	1,215,560
Selling, general and administrative expenses	181,713	125,552	122,667	(210)	429,722
Special charges	15,414	13,010	12,461	—	40,885
Acquisition-related contingent consideration	279	2,012	—	—	2,291
Amortization of other intangible assets	4,393	2,141	7,018	(2,989)	10,563
	640,194	564,541	506,691	(12,405)	1,699,021
Operating income	12,410	38,753	54,559	2,989	108,711
Other income (expense)	(23,684)	(5,932)	8,010	—	(21,606)
Income (loss) before income tax provision (benefit)	(11,274)	32,821	62,569	2,989	87,105
Income tax provision (benefit)	11,070	(43,846)	11,919	—	(20,857)
Equity in net earnings of subsidiaries	130,306	42,990	—	(173,296)	—
Net income	$107,962	$119,657	$50,650	$(170,307)	$107,962
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$30,664	$—	$30,664
Other comprehensive loss, net of tax	—	—	30,664	—	30,664
Comprehensive income	$107,962	$119,657	$81,314	$(170,307)	$138,626
Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2016

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$671,408	$625,950	$522,757	$(9,721)	$1,810,394
Operating expenses
Direct cost of revenues	447,254	428,158	344,820	(9,461)	1,210,771
Selling, general and administrative expenses	190,546	124,019	120,247	(260)	434,552
Special charges	2,916	6,242	1,287	—	10,445
Acquisition-related contingent consideration	6	2,158	—	—	2,164
Amortization of other intangible assets	3,903	2,179	7,308	(3,084)	10,306
	644,625	562,756	473,662	(12,805)	1,668,238
Operating income	26,783	63,194	49,095	3,084	142,156
Other income (expense)	(27,228)	(2,811)	15,686	—	(14,353)
Income (loss) before income tax provision	(445)	60,383	64,781	3,084	127,803
Income tax provision	1,222	27,961	13,100	—	42,283
Equity in net earnings of subsidiaries	87,187	45,412	—	(132,599)	—
Net income	$85,520	$77,834	$51,681	$(129,515)	$85,520
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(41,884)	$—	$(41,884)
Other comprehensive loss, net of tax	—	—	(41,884)	—	(41,884)
Comprehensive income	$85,520	$77,834	$9,797	$(129,515)	$43,636

Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2015

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$667,259	$754,458	$504,429	$(146,997)	$1,779,149
Operating expenses
Direct cost of revenues	428,356	551,829	337,856	(146,597)	1,171,444
Selling, general and administrative expenses	189,607	121,112	122,348	(399)	432,668
Acquisition-related contingent consideration	(1,408)	208	—	—	(1,200)
Amortization of other intangible assets	3,944	2,861	8,442	(3,521)	11,726
	620,499	676,010	468,646	(150,517)	1,614,638
Operating income	46,760	78,448	35,783	3,520	164,511
Other income (expense)	(64,554)	(4,881)	10,310	—	(59,125)
Income (loss) before income tax provision (benefit)	(17,794)	73,567	46,093	3,520	105,386
Income tax provision (benefit)	(6,944)	35,579	10,698	—	39,333
Equity in net earnings of subsidiaries	76,903	31,744	—	(108,647)	—
Net income	$66,053	$69,732	$35,395	$(105,127)	$66,053
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(28,727)	$—	$(28,727)
Other comprehensive loss, net of tax	—	—	(28,727)	—	(28,727)
Comprehensive income	$66,053	$69,732	$6,668	$(105,127)	$37,326

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$25,400	$80,468	$41,757	$147,625
Investing activities
Payments for acquisition of businesses, net of cash received	(8,929)	—	—	(8,929)
Purchases of property and equipment and other	(14,265)	(11,893)	(5,846)	(32,004)
Other	295	—	—	295
Net cash used in investing activities	(22,899)	(11,893)	(5,846)	(40,638)
Financing activities
Borrowings under revolving line of credit, net	30,000	—	—	30,000
Deposits	—	—	2,825	2,825
Purchase and retirement of common stock	(168,094)	—	—	(168,094)
Net issuance of common stock under equity compensation plans	(504)	—	—	(504)
Payments for acquisition-related contingent consideration	—	(5,161)	—	(5,161)
Intercompany transfers	98,863	(63,411)	(35,452)	—
Net cash used in financing activities	(39,735)	(68,572)	(32,627)	(140,934)
Effects of exchange rate changes on cash and cash equivalents	—	—	7,750	7,750
Net increase (decrease) in cash and cash equivalents	(37,234)	3	11,034	(26,197)
Cash and cash equivalents, beginning of year	47,420	156	168,582	216,158
Cash and cash equivalents, end of year	$10,186	$159	$179,616	$189,961

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2016

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$46,908	$123,101	$63,479	$233,488
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(1,251)	(1,251)
Purchases of property and equipment and other	(3,576)	(20,185)	(5,174)	(28,935)
Other	54	—	—	54
Net cash used in investing activities	(3,522)	(20,185)	(6,425)	(30,132)
Financing activities
Borrowings under revolving line of credit, net	(130,000)	—	—	(130,000)
Deposits	—	—	4,006	4,006
Purchase and retirement of common stock	(21,489)	—	—	(21,489)
Net issuance of common stock under equity compensation plans	21,708	—	—	21,708
Payments for acquisition-related contingent consideration	(210)	(656)	—	(866)
Other	1,331	—	—	1,331
Intercompany transfers	97,483	(102,269)	4,786	—
Net cash (used in) provided by financing activities	(31,177)	(102,925)	8,792	(125,310)
Effects of exchange rate changes on cash and cash equivalents	—	—	(11,648)	(11,648)
Net increase (decrease) in cash and cash equivalents	12,209	(9)	54,198	66,398
Cash and cash equivalents, beginning of year	35,211	165	114,384	149,760
Cash and cash equivalents, end of year	$47,420	$156	$168,582	$216,158

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2015

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by operating activities	$14,815	$83,516	$41,589	$139,920
Investing activities
Payments for acquisition of businesses, net of cash received	—	—	(575)	(575)
Purchases of property and equipment and other	(9,192)	(16,487)	(5,720)	(31,399)
Other	79	—	158	237
Net cash used in investing activities	(9,113)	(16,487)	(6,137)	(31,737)
Financing activities
Borrowings under revolving line of credit, net	200,000	—	—	200,000
Payments of long-term debt	(425,671)	—	—	(425,671)
Payments of debt financing fees	(3,843)	—	—	(3,843)
Deposits	—	—	3,227	3,227
Purchase and retirement of common stock	(26,532)	—	—	(26,532)
Net issuance of common stock under equity compensation plans	16,666	—	—	16,666
Payments for acquisition-related contingent consideration	(451)	(294)	—	(745)
Other	936	—	—	936
Intercompany transfers	97,314	(66,729)	(30,585)	—
Net cash provided by (used in) financing activities	(141,581)	(67,023)	(27,358)	(235,962)
Effects of exchange rate changes on cash and cash equivalents	—	—	(6,141)	(6,141)
Net increase (decrease) in cash and cash equivalents	(135,879)	6	1,953	(133,920)
Cash and cash equivalents, beginning of year	171,090	159	112,431	283,680
Cash and cash equivalents, end of year	$35,211	$165	$114,384	$149,760

19. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Revenues	$446,344	$444,715	$448,962	$467,711
Operating expenses
Direct cost of revenues	309,072	304,071	294,851	307,566
Selling, general and administrative expenses	107,295	107,342	103,909	111,176
Special charges	—	30,074	—	10,811
Acquisition-related contingent consideration	395	777	252	867
Amortization of other intangible assets	2,493	2,422	2,882	2,766
	419,255	444,686	401,894	433,186
Operating income	27,089	29	47,068	34,525
Interest income and other	605	1,592	1,103	452
Interest expense	(5,801)	(6,250)	(6,760)	(6,547)
Income before income tax provision (benefit)	21,893	(4,629)	41,411	28,430
Income tax provision (benefit)	7,877	527	9,197	(38,458)
Net income	$14,016	$(5,156)	$32,214	$66,888
Earnings per common share — basic (1)	$0.35	$(0.13)	$0.86	$1.81
Earnings per common share — diluted (1)	$0.34	$(0.13)	$0.85	$1.78
Weighted average common shares outstanding
Basic	40,527	39,555	37,431	36,906
Diluted	41,245	39,555	37,746	37,643

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Revenues	$470,285	$460,147	$438,042	$441,920
Operating expenses
Direct cost of revenues	305,636	303,194	293,702	308,239
Selling, general and administrative expenses	103,609	108,245	106,220	116,478
Special charges	5,061	1,750	—	3,634
Acquisition-related contingent consideration	1,134	206	201	623
Amortization of other intangible assets	2,606	2,590	2,845	2,265
	418,046	415,985	402,968	431,239
Operating income	52,239	44,162	35,074	10,681
Interest income and other	2,557	4,125	3,213	571
Interest expense	(6,229)	(6,303)	(6,304)	(5,983)
Income before income tax provision	48,567	41,984	31,983	5,269
Income tax provision	18,386	15,437	10,292	(1,832)
Net income	$30,181	$26,547	$21,691	$7,101
Earnings per common share — basic (1)	$0.75	$0.65	$0.53	$0.17
Earnings per common share — diluted (1)	$0.73	$0.64	$0.52	$0.17
Weighted average common shares outstanding
Basic	40,506	40,820	41,239	41,201
Diluted	41,148	41,599	42,065	42,018

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted average number of common shares outstanding during each quarterly period.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2017, pursuant to Regulation 14A with the SEC.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our proxy statement under the captions “Information about the Board of Directors and Committees,” “Corporate Governance,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com/~/media/Files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, Maryland 21209.
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
		Consolidated Balance Sheets — December 31, 2017 and 2016
		Consolidated Statements of Comprehensive Income— Years Ended December 31, 2017, 2016 and 2015
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2017, 2016 and 2015
		Consolidated Statements of Cash Flows — Years Ended December 31, 2017, 2016 and 2015
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report on Form 10-K:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise provided.

FTI Consulting, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(in thousands)

	Balance	Additions			Balance
	at Beginning	Charged to	Charged to Other		at End of
Description	of Period	Expense	Accounts*	Deductions**	Period
Year Ended December 31, 2017
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$178,819	$15,386	$9,656	$23,174	$180,687
Valuation allowance for deferred tax asset	$18,900	$2,721	$—	$—	$21,621
Year Ended December 31, 2016
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$185,754	$8,912	$9,501	$25,348	$178,819
Valuation allowance for deferred tax asset	$13,167	$5,733	$—	$—	$18,900
Year Ended December 31, 2015
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$144,825	$15,564	$42,134	$16,769	$185,754
Valuation allowance for deferred tax asset	$14,442	$—	$—	$1,275	$13,167

* Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
** Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits

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

4.6
Third Supplemental Indenture relating to the 6.0% Senior Notes Due 2022, dated as of December 5, 2014, by and among FTI Consulting, Inc., FTI Consulting Platt Sparks LLC, WDScott (US) Inc. and U.S. Bank National Association, as trustee (filed with the Securities and Exchange Commission on February 24, 2015 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

4.7
Fourth Supplemental Indenture relating to the 6.0% Senior Notes Due 2022, dated as of July 13, 2015, by and among FTI Consulting, Inc., Greenleaf Power Management LLC and U.S. Bank National Association, as trustee.

4.8†
Fifth Supplemental Indenture relating to the 6.0% Senior Notes Due 2022, dated August 4, 2017, by and among FTI Consulting, Inc., FTI Consulting Realty, Inc. and U.S. Bank National Association, as trustee.

Exhibit Number	Description of Exhibits

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

10.9 *
Amendment to FTI Consulting, Inc. 2004 Long-Term Incentive Plan, as Amended and Restated Effective April 27, 2005. (Filed with the Securities and Exchange Commission on March 31, 2006 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 29, 2006 and incorporated herein by reference.)

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

10.27 *
FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.)

10.28 *
FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.29 *
FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.)

10.30 *
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

10.31 *
Form of Stock Unit Agreement for Non-Employee Directors under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

10.32 *
Form of FTI Consulting, Inc. 2004 Long-Term Incentive Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

10.33 *
FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan (Amended and Restated Effective as of May 14, 2008). (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

10.34 *
Form of FTI Consulting, Inc. 2006 Global Long-Term Incentive Plan Restricted Stock Agreement under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on August 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.)

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

Exhibit Number	Description of Exhibits

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

10.71 *	Amendment dated as of March 1, 2016 to Employment Letter by and between FTI Consulting, Inc. and Catherine M. Freeman.

10.72 *
Amendment No. 2 effective as of March 21, 2017 to Employment Agreement dated as of December 13, 2013, as amended, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference)

10.73 *
Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference)

10.74 *
Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference)

10.75 *
Amendment No. 1 effective as of March 21, 2017 to Employment Letter dated May 14, 2015, by and between FTI Consulting, Inc. and Curtis Lu. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference)

10.76 *
Amendment No. 2 effective as of March 21, 2017 to Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference)

10.77 *
FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan (Effective as of June 7, 2017). (Included as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2017 and incorporated herein by reference.)

10.78 *
Form of Executive Long-Term Incentive Pay Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.79 *
Form of Executive Long-Term Incentive Pay Incentive Stock Option Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.80 *
Form of Executive Long-Term Incentive Pay Performance-Based Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.81 *
Form of General Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.82 *
Form of General Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.83 *
Form of General Incentive Stock Option Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.84 *
Form of General Nonstatutory Stock Option Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.85 *
Form of General Performance-Based Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.86 *
Form of General Cash Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.87 *
Form of General Cash -Based Stock Appreciation Right Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.88 *
Form of General Cash-Based Performance Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.89 *
Form of Restricted Stock Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.90 *
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.91 *
Form of Deferred Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.92 *
Form of Deferred Restricted Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

11.1†	Computation of Earnings Per Share (included in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 herein).

Exhibit Number	Description of Exhibits
14.0
FTI Consulting, Inc. Code of Ethics and Business Conduct, as Amended and Restated effective September 17, 2014. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on Feburary 28, 2017 and incorporated herein by reference.)

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

99.1
Policy on Disclosure Controls, as Amended and Restated Effective as of January 1, 2016. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on Feburary 28, 2017 and incorporated herein by reference.)

99.2
Policy on Inside Information and Insider Trading, as Amended and Restated Effective January 1, 2016. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on Feburary 28, 2017 and incorporated herein by reference.)

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

99.8
Charter of the Nominating and Corporate Governance Committee, as last Amended and Restated Effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.)

99.9
Anti-Corruption Policy, as Amended and Restated Effective February 19, 2014. (Filed with the Securities and Exchange Commission on May 2, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2017, filed herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan or arrangement.
† Filed herewith.
** With certain exceptions that were specified at the time of initial filing with the Securities and Exchange Commission, exhibits and schedules (or similar attachments) are not filed with the SEC. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 22nd day of February 2018.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Ajay Sabherwal
/s/ CATHERINE M. FREEMAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
Catherine M. Freeman
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 22, 2018
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 22, 2018
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 22, 2018
Mark S. Bartlett
/s/ CLAUDIO COSTAMAGNA	Director	February 22, 2018
Claudio Costamagna
/s/ VERNON ELLIS	Director	February 22, 2018
Vernon Ellis
/s/ NICHOLAS C. FANANDAKIS	Director	February 22, 2018
Nicholas C. Fanandakis
/s/ LAUREEN E. SEEGER	Director	February 22, 2018
Laureen E. Seeger