Form 10-Q
period 2018-03-31
FTI CONSULTING INC
filed 2018-04-26
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2018
Common stock, par value $0.01 per share	37,769,081

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$152,044	$189,961
Accounts receivable:
Billed receivables	417,085	390,996
Unbilled receivables	367,516	312,569
Allowance for doubtful accounts and unbilled services	(201,013)	(180,687)
Accounts receivable, net	583,588	522,878
Current portion of notes receivable	29,371	25,691
Prepaid expenses and other current assets	50,775	55,649
Total current assets	815,778	794,179
Property and equipment, net	75,586	75,075
Goodwill	1,208,011	1,204,803
Other intangible assets, net	42,390	44,150
Notes receivable, net	91,215	98,105
Other assets	43,472	40,929
Total assets	$2,276,452	$2,257,241
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$105,966	$94,873
Accrued compensation	191,055	268,513
Billings in excess of services provided	46,446	46,942
Total current liabilities	343,467	410,328
Long-term debt, net	441,473	396,284
Deferred income taxes	129,274	124,471
Other liabilities	124,804	134,187
Total liabilities	1,039,018	1,065,270
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 37,720 (2018) and 37,729 (2017)	377	377
Additional paid-in capital	261,765	266,035
Retained earnings	1,085,061	1,045,774
Accumulated other comprehensive loss	(109,769)	(120,215)
Total stockholders' equity	1,237,434	1,191,971
Total liabilities and stockholders' equity	$2,276,452	$2,257,241

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$497,774	$446,344
Operating expenses
Direct cost of revenues	321,117	309,072
Selling, general and administrative expenses	112,128	107,690
Amortization of other intangible assets	2,270	2,493
	435,515	419,255
Operating income	62,259	27,089
Other income (expense)
Interest income and other	(1,800)	605
Interest expense	(6,244)	(5,801)
	(8,044)	(5,196)
Income before income tax provision	54,215	21,893
Income tax provision	15,270	7,877
Net income	$38,945	$14,016
Earnings per common share — basic	$1.06	$0.35
Earnings per common share — diluted	$1.04	$0.34
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$10,446	$7,370
Total other comprehensive income, net of tax	10,446	7,370
Comprehensive income	$49,391	$21,386

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$38,945	$—	$38,945
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	10,446	10,446
Issuance of common stock in connection with:
Exercise of options	153	1	5,793	—	—	5,794
Restricted share grants, less net settled shares of 35	175	2	(1,581)	—	—	(1,579)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(337)	(3)	(14,217)	—	—	(14,220)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Share-based compensation	—	—	4,676	—	—	4,676
Balance at March 31, 2018	37,720	$377	$261,765	$1,085,061	$(109,769)	$1,237,434

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
Operating activities	2018	2017
Net income	$38,945	$14,016
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,765	8,571
Amortization and impairment of other intangible assets	2,270	2,493
Acquisition-related contingent consideration	396	395
Provision for doubtful accounts	5,676	3,551
Non-cash share-based compensation	4,676	7,281
Non-cash interest expense and other	591	508
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(61,677)	(52,489)
Notes receivable	2,622	7,153
Prepaid expenses and other assets	(378)	553
Accounts payable, accrued expenses and other	9,348	287
Income taxes	13,480	3,650
Accrued compensation	(92,501)	(92,561)
Billings in excess of services provided	(413)	3,505
Net cash used in operating activities	(69,200)	(93,087)
Investing activities
Purchases of property and equipment	(7,680)	(5,831)
Other	27	127
Net cash used in investing activities	(7,653)	(5,704)
Financing activities
Borrowings under revolving line of credit, net	45,000	37,000
Deposits	1,431	3,069
Purchase and retirement of common stock	(14,220)	(36,918)
Net issuance of common stock under equity compensation plans	4,215	(812)
Payments for acquisition-related contingent consideration	(2,502)	—
Net cash provided by financing activities	33,924	2,339
Effect of exchange rate changes on cash and cash equivalents	5,012	1,253
Net decrease in cash and cash equivalents	(37,917)	(95,199)
Cash and cash equivalents, beginning of period	189,961	216,158
Cash and cash equivalents, end of period	$152,044	$120,959
Supplemental cash flow disclosures
Cash paid for interest	$1,087	$762
Cash paid for income taxes, net of refunds	$1,688	$4,246
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,059	$1,547

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
Revenue Recognition
As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), which impacts the timing of when certain types of revenue will be recognized. Revenues are recognized when we satisfy a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.
We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.
We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of arrangements:

•
Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenue for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient, because we have a right to consideration for services completed to date. When a time and expense arrangement has a not-to-exceed or "cap" amount and we expect to perform work in excess of the cap, we recognize up to the cap amount specified by the client, based on the efforts or hours incurred as a percentage of total efforts or hours expected to be incurred (e.g. proportional performance method). Certain time and materials arrangements may be subject to third party approval, e.g. a court or other regulatory institution, with interim billing and payments made and received based upon preliminarily agreed upon rates. We record revenue for the portion of our services based on our assessment of the expected probability of amounts ultimately to be agreed upon by the court or regulator. These assessments are made on a case-by-case basis depending on the nature of the engagement, client economics, historical experience and other appropriate factors.

•
Fixed fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenue for these arrangements based on the proportional performance related to individual performance obligations within each arrangement, however, these arrangements generally have one performance obligation.

•
Performance based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. When our performance obligation(s) are satisfied over time, we determine the transaction price based on the expected probability of achieving the agreed-upon outcome and recognize revenue earned to date by applying the proportional performance method. These arrangements include conditional payments, commonly referred to as success fees, which were previously recognized when the cash was collected.
In addition, we generate certain revenues from our Technology segment that are based on units of data stored or processed. Unit based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client, and agreed upon per-unit rates. We also generate revenues from our on-premise software licenses and on-demand service contracts. Software license revenues are generally recognized at a point in time when the customer acceptance occurs, in accordance with the provision of the arrangements, and software service revenues are recognized over the duration of the service period.
Certain of our time-and-expense and fixed fee billing arrangements may include client incentives in the form of volume-based discounts, where if certain fee levels are reached, the client can receive future services at a discounted hourly rate. Contracts with customers that have a discounted pricing option are evaluated to determine whether they include a material right, which is an option that provides a customer the right to acquire free or discounted goods or services in the future. If the option provides a material right to the customer, we allocate a portion of the transaction price to the material right and defer revenue during the pre-discount period, compared to our previous practice of recognizing the reduction in revenue when customers became eligible to receive the discount.
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

	Three Months Ended March 31,
	2018	2017
Numerator — basic and diluted
Net income	$38,945	$14,016
Denominator
Weighted average number of common shares outstanding — basic	36,700	40,527
Effect of dilutive stock options	303	194
Effect of dilutive restricted shares	609	524
Weighted average number of common shares outstanding — diluted	37,612	41,245
Earnings per common share — basic	$1.06	$0.35
Earnings per common share — diluted	$1.04	$0.34
Antidilutive stock options and restricted shares	613	903

3. New Accounting Standards
 Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. On January 1, 2018, we adopted ASC 606 using the modified retrospective method and recorded an immaterial cumulative effect adjustment to the beginning balance of retained earnings for revenue contracts which existed at the adoption date. Under the modified retrospective method, prior year information has not been adjusted and continues to be reported under the accounting standards in effect for periods prior to the adoption date. We have not retroactively restated the existing contracts for modifications that occurred before January 1, 2018.
See Note 1, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a description of the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements. See Note 4, “Revenues” in Part I, Item 1, of this Quarterly Report on Form 10-Q for the disclosures required under ASC 606. The adoption of ASC 606 had an immaterial impact on our Condensed Consolidated

Statements of Comprehensive Income and Condensed Consolidated Balance Sheets, and no impact on our Condensed Consolidated Statements of Cash Flows.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. During the three months ended March 31, 2018, the Company did not recognize any changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act, as the Company continues to collect the information necessary to complete those calculations. The accounting for the tax effects of the 2017 Tax Act will be completed in the second half of 2018.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which supersedes existing lease guidance. Under ASC 842, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. Previously, there was no requirement to recognize an asset or liability on the balance sheet for an operating lease. ASC 842 also requires disclosure of key information about leasing arrangements. This guidance is effective beginning January 1, 2019. The new standard is required to be applied with a modified retrospective approach for each prior reporting period presented. We are in the preliminary phases of our implementation plan, which includes the identification of all lease contracts and an assessment of the effect of ASC 842 on our portfolio of leases. While this assessment continues, we have not yet determined the effect of ASC 842 on our Condensed Consolidated Balance Sheet. We do not expect that the adoption of ASC 842 will have a material impact on our results of operations or cash flow presentation.
4. Revenues
Revenues recognized during the current period may include revenues recognized from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for our performance based and contingent arrangements, resulting in catch-up adjustment for service provided in previous periods. The aggregate amount of revenue recognized during the three months ended March 31, 2018 related to the catch-up adjustment due to a change in the transaction price in the current period was $3.7 million.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under our proportional performance method for both our fixed fee arrangements, and the portion of performance based and contingent arrangements which we have deemed probable. As of March 31, 2018, the aggregate amount of the transaction price allocated to unfulfilled performance obligations was $6.5 million, and we expect to recognize the majority of the related revenues over the next 18 months. We elected to utilize the optional exemption to exclude from this disclosure, fixed fee and performance based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right to invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees, because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2018 and December 31, 2017.
Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery and acceptance of software licenses in our Technology segment and when clients pay us up-front fees before we begin work for them. The contract liability balance was immaterial as of March 31, 2018 and December 31, 2017.

5. Accounts Receivable and Allowance for Doubtful Accounts
Timing of revenue recognition often differs from the timing of billing to our customers. Generally, we transfer goods or services to a customer before the customer pays consideration or payment is due. If we have an unconditional right to invoice and receive payment for goods or services already provided, we record billed and unbilled receivables on our Condensed Consolidated Balance Sheets. Payment terms and conditions vary depending on the jurisdiction, market, type of service, and whether or not regulatory or other third party approvals are required. In addition, contracts may be negotiated per client’s request or at times, we are asked to execute contracts in a form provided by customers which might include different terms. Our standard contract terms generally include a requirement of payment within 30 days where no contingencies exist.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $5.7 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.
6. Research and Development Costs
Research and development costs related to software development totaled $2.9 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.
7. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of March 31, 2018 and December 31, 2017.

	March 31, 2018
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$3,750	$—	$—	$3,750
Long-term debt	445,000	—	452,500	—
Total	$448,750	$—	$452,500	$3,750

	December 31, 2017
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$3,750	$—	$—	$3,750
Long-term debt	400,000	—	409,000	—
Total	$403,750	$—	$409,000	$3,750

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of March 31, 2018 and December 31, 2017.
We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% senior notes due 2022 (the “2022 Notes”) as of March 31, 2018 and December 31, 2017. The fair value of our borrowings on our senior secured bank revolving credit facility (“Credit Facility”) approximates the carrying amount.  The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.

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
Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income. During the three months ended March 31, 2018 there was no change in the estimated fair value of future expected contingent consideration payments. During the three months ended March 31, 2017, we recorded a remeasurement loss of $0.2 million.
8. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2017
Goodwill	$454,816	$233,719	$268,995	$117,740	$323,672	$1,398,942
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2017	454,816	233,719	268,995	117,740	129,533	1,204,803
Foreign currency translation adjustment and other	(902)	1,244	294	60	2,512	3,208
Balance at March 31, 2018
Goodwill	453,914	234,963	269,289	117,800	326,184	1,402,150
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at March 31, 2018	$453,914	$234,963	$269,289	$117,800	$132,045	$1,208,011
Other Intangible Assets
Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.3 million and $2.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of March 31, 2018 (1)
2018 (remaining)	$6,086
2019	7,702
2020	7,538
2021	6,900
2022	5,012
Thereafter	3,552
$36,790

(1)
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

9. Long-Term Debt
The table below summarizes the components of the Company’s long-term debt.

	March 31, 2018	December 31, 2017
2022 Notes	$300,000	$300,000
Credit Facility	145,000	100,000
Total debt	445,000	400,000
Less: deferred debt issue costs	(3,527)	(3,716)
Long-term debt, net (1)	$441,473	$396,284

(1)	There were no current portions of long-term debt as of March 31, 2018 and December 31, 2017.
The Company has classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets as amounts due under the credit agreement entered into on June 26, 2015, which expires on June 26, 2020, are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized for letters of credit as of March 31, 2018.
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
11. Share-Based Compensation
During the three months ended March 31, 2018, we granted 144,190 restricted stock awards, 24,642 restricted stock units and 91,370 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018, stock options exercisable for up to 55,304 shares were forfeited prior to the completion of the vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three months ended March 31, 2018 and 2017 is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2018	2017
Direct cost of revenues	$3,779	$5,838
Selling, general and administrative expenses	2,189	843
Total share-based compensation expense	$5,968	$6,681
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million increasing the Repurchase Program to an aggregate authorization of $300.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2018, we have $99.1 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2018	2017
Shares of common stock repurchased and retired	337	880
Average price paid per share	$42.17	$41.95
Total cost	$14,213	$36,901

13. Segment Reporting
We manage our business in five reportable segments: Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transaction support practices include financings, mergers and acquisitions (“M&A”), M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.
Our FLC segment provides law firms, companies, government clients and other interested parties with multidisciplinary, independent dispute advisory, investigations, data analytics, forensic accounting, business intelligence and risk mitigation services, as well as interim management and performance improvement services for our health solutions practice clients.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2018	2017
Revenues
Corporate Finance & Restructuring	$142,922	$105,901
Forensic and Litigation Consulting	128,039	111,406
Economic Consulting	133,109	139,221
Technology	40,914	46,087
Strategic Communications	52,790	43,729
Total revenues	$497,774	$446,344
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$34,804	$10,325
Forensic and Litigation Consulting	25,757	13,521
Economic Consulting	19,136	20,110
Technology	5,732	7,804
Strategic Communications	9,852	4,257
Total Adjusted Segment EBITDA	$95,281	$56,017
The table below reconciles Net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2018	2017
Net income	$38,945	$14,016
Add back:
Income tax provision	15,270	7,877
Interest income and other	1,800	(605)
Interest expense	6,244	5,801
Unallocated corporate expenses	23,888	19,053
Segment depreciation expense	6,864	7,216
Amortization of intangible assets	2,270	2,493
Remeasurement of acquisition-related contingent consideration	—	166
Total Adjusted Segment EBITDA	$95,281	$56,017
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

Condensed Consolidating Balance Sheet as of March 31, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,406	$157	$143,481	$—	$152,044
Accounts receivable, net	185,359	181,692	216,537	—	583,588
Intercompany receivables	—	1,114,635	5,251	(1,119,886)	—
Other current assets	28,620	23,096	28,430	—	80,146
Total current assets	222,385	1,319,580	393,699	(1,119,886)	815,778
Property and equipment, net	39,967	12,508	23,111	—	75,586
Goodwill	570,876	416,053	221,082	—	1,208,011
Other intangible assets, net	17,552	10,838	28,160	(14,160)	42,390
Investments in subsidiaries	2,224,753	544,824	—	(2,769,577)	—
Other assets	32,297	65,651	36,739	—	134,687
Total assets	$3,107,830	$2,369,454	$702,791	$(3,903,623)	$2,276,452
Liabilities
Intercompany payables	$1,119,886	$—	$—	$(1,119,886)	$—
Other current liabilities	110,376	128,921	104,170	—	343,467
Total current liabilities	1,230,262	128,921	104,170	(1,119,886)	343,467
Long-term debt, net	441,473	—	—	—	441,473
Other liabilities	198,661	10,308	45,109	—	254,078
Total liabilities	1,870,396	139,229	149,279	(1,119,886)	1,039,018
Stockholders' equity	1,237,434	2,230,225	553,512	(2,783,737)	1,237,434
Total liabilities and stockholders' equity	$3,107,830	$2,369,454	$702,791	$(3,903,623)	$2,276,452

Condensed Consolidating Balance Sheet as of December 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,186	$159	$179,616	$—	$189,961
Accounts receivable, net	155,124	156,859	210,895	—	522,878
Intercompany receivables	—	1,093,211	32,695	(1,125,906)	—
Other current assets	31,933	21,840	27,567	—	81,340
Total current assets	197,243	1,272,069	450,773	(1,125,906)	794,179
Property and equipment, net	39,137	13,572	22,366	—	75,075
Goodwill	570,876	416,053	217,874	—	1,204,803
Other intangible assets, net	18,426	11,251	29,441	(14,968)	44,150
Investments in subsidiaries	2,175,362	566,911	—	(2,742,273)	—
Other assets	34,454	60,566	44,014	—	139,034
Total assets	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241
Liabilities
Intercompany payables	$1,125,906	$—	$—	$(1,125,906)	$—
Other current liabilities	127,295	144,474	138,559	—	410,328
Total current liabilities	1,253,201	144,474	138,559	(1,125,906)	410,328
Long-term debt, net	396,284	—	—	—	396,284
Other liabilities	194,042	14,753	49,863	—	258,658
Total liabilities	1,843,527	159,227	188,422	(1,125,906)	1,065,270
Stockholders' equity	1,191,971	2,181,195	576,046	(2,757,241)	1,191,971
Total liabilities and stockholders' equity	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$185,321	$157,129	$157,772	$(2,448)	$497,774
Operating expenses
Direct cost of revenues	115,460	109,398	98,597	(2,338)	321,117
Selling, general and administrative expenses	50,681	28,980	32,577	(110)	112,128
Amortization of other intangible assets	874	414	1,790	(808)	2,270
	167,015	138,792	132,964	(3,256)	435,515
Operating income	18,306	18,337	24,808	808	62,259
Other income (expense)	16,930	(309)	(1,665)	(23,000)	(8,044)
Income before income tax provision	35,236	18,028	23,143	(22,192)	54,215
Income tax provision (benefit)	4,370	6,040	4,860	—	15,270
Equity in net earnings of subsidiaries	8,079	34,788	—	(42,867)	—
Net income	$38,945	$46,776	$18,283	$(65,059)	$38,945
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$10,446	$—	$10,446
Other comprehensive income, net of tax	—	—	10,446	—	10,446
Comprehensive income	$38,945	$46,776	$28,729	$(65,059)	$49,391

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$151,807	$171,026	$126,103	$(2,592)	$446,344
Operating expenses
Direct cost of revenues	111,258	117,786	82,561	(2,533)	309,072
Selling, general and administrative expenses	45,798	31,379	30,572	(59)	107,690
Amortization of other intangible assets	902	540	1,770	(719)	2,493
	157,958	149,705	114,903	(3,311)	419,255
Operating income	(6,151)	21,321	11,200	719	27,089
Other income (expense)	(5,252)	(427)	483	—	(5,196)
Income (loss) before income tax provision	(11,403)	20,894	11,683	719	21,893
Income tax provision (benefit)	(5,583)	10,918	2,542	—	7,877
Equity in net earnings of subsidiaries	19,836	8,573	—	(28,409)	—
Net income	$14,016	$18,549	$9,141	$(27,690)	$14,016
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$7,370	$—	$7,370
Other comprehensive income, net of tax	—	—	7,370	—	7,370
Comprehensive income	$14,016	$18,549	$16,511	$(27,690)	$21,386

 Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(27,503)	$53,809	$(95,506)	$(69,200)
Investing activities
Purchases of property and equipment	(3,278)	(2,583)	(1,819)	(7,680)
Other	27	—	—	27
Net cash used in investing activities	(3,251)	(2,583)	(1,819)	(7,653)
Financing activities
Borrowings under revolving line of credit, net	45,000	—	—	45,000
Deposits	—	—	1,431	1,431
Purchase and retirement of common stock	(14,220)	—	—	(14,220)
Net issuance of common stock under equity compensation plans	4,215	—	—	4,215
Payments for acquisition-related contingent consideration	—	(2,502)	—	(2,502)
Intercompany transfers	(6,021)	(48,726)	54,747	—
Net cash used in financing activities	28,974	(51,228)	56,178	33,924
Effects of exchange rate changes on cash and cash equivalents	—	—	5,012	5,012
Net increase (decrease) in cash and cash equivalents	(1,780)	(2)	(36,135)	(37,917)
Cash and cash equivalents, beginning of year	10,186	159	179,616	189,961
Cash and cash equivalents, end of year	$8,406	$157	$143,481	$152,044
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash used in operating activities	$(64,127)	$(14,723)	$(14,237)	$(93,087)
Investing activities
Purchases of property and equipment	(1,985)	(2,396)	(1,450)	(5,831)
Other	127	—	—	127
Net cash used in investing activities	(1,858)	(2,396)	(1,450)	(5,704)
Financing activities
Borrowings under revolving line of credit, net	37,000	—	—	37,000
Deposits	—	—	3,069	3,069
Purchase and retirement of common stock	(36,918)	—	—	(36,918)
Net issuance of common stock under equity compensation plans	(812)	—	—	(812)
Intercompany transfers	37,666	17,120	(54,786)	—
Net cash provided by (used in) financing activities	36,936	17,120	(51,717)	2,339
Effects of exchange rate changes on cash and cash equivalents	—	—	1,253	1,253
Net increase (decrease) in cash and cash equivalents	(29,049)	1	(66,151)	(95,199)
Cash and cash equivalents, beginning of year	47,420	156	168,582	216,158
Cash and cash equivalents, end of year	$18,371	$157	$102,431	$120,959

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three months ended March 31, 2018 and 2017 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the United States ("U.S.") and around the world.
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
We derive substantially all of our revenues from providing professional services to both the U.S. and global clients. Most of our services are rendered under time-and-expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed-fee or recurring retainer. These arrangements are generally cancelable at any time. Some of our engagements contain performance-based arrangements in which we earn a contingent or success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time-and-expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of when achieving the performance-based criteria becomes probable. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.

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
Our financial results are primarily driven by:

•	the number, size and type of engagements we secure;

•	the rate per hour or fixed charges we charge our clients for services;

•	the utilization rates of the revenue-generating professionals we employ;

•	the timing of revenue recognition related to revenues subject to certain performance-based contingencies;

•	the number of revenue-generating professionals;

•	licensing of our software products and other technology services;

•	the types of assignments we are working on at different times;

•	the length of the billing and collection cycles; and

•	the geographic locations of our clients or locations in which services are rendered.
We define acquisition growth as revenues of acquired companies in the first 12 months following the effective date of an acquisition. Our definition of organic growth is the change in revenues, excluding the impact of all such acquisitions.
When significant, we identify the estimated impact of foreign currency translation (“FX”) driven by our businesses with functional currencies other than the U.S. dollar (“USD”), on the period-to-period performance results. The estimated impact of FX is calculated as the difference between the prior period results multiplied by the average foreign currency exchange rates to USD in the current period and the prior period results, multiplied by the average foreign currency exchange rates to USD in the prior period.
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Certain of these financial measures are considered “not in conformity with GAAP" ("non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:

•	Total Segment Operating Income

•	Adjusted EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted EBITDA Margin

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

•	Free Cash Flow
We have included the definitions of Segment Operating Income and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 13, “Segment Reporting” in Part I, Item 1, of this Quarterly Report on the Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income is a component of the definition of Adjusted Segment EBITDA.
We define Segment Operating Income, a GAAP financial measure, as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted Segment EBITDA, a GAAP financial measure, as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenues.
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt. We believe that these non-GAAP financial measures, which exclude the effects of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges and losses on early extinguishment of debt, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP financial measures, provide management and investors with additional information for comparison of our operating results with the operating results of other companies.
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt and the impact of adopting the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that this non-GAAP financial measure, which excludes the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt and the impact of adopting the 2017 Tax Act, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends.
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

EXECUTIVE HIGHLIGHTS

	Three months ended March 31,
	2018	2017
	(dollar amounts in thousands, except per share data)
Revenues	$497,774	$446,344
Net income	$38,945	$14,016
Adjusted EBITDA	$72,294	$38,319
Earnings per common share — diluted	$1.04	$0.34
Adjusted earnings per common share — diluted	$1.04	$0.34
Net cash used in operating activities	$(69,200)	$(93,087)
Total number of employees	4,629	4,742
First Quarter 2018 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2018 increased $51.4 million, or 11.5%, to $497.8 million, as compared to the three months ended March 31, 2017. The increase included a 2.7% estimated positive impact from FX. The increase in revenue was primarily driven by higher demand within the Corporate Finance and FLC segments.
On January 1, 2018, the Company adopted Revenue from Contracts with Customers ("ASC 606") which changes the timing of when certain types of revenue will be recognized. Our adoption of the new standard had an immaterial transition impact on retained earnings as of January 1, 2018 and did not significantly impact our revenues during the three months ended March 31, 2018.
Net income
Net income for the three months ended March 31, 2018 increased $24.9 million, or 177.9%, to $38.9 million, as compared to the three months ended March 31, 2017. This increase was due to the impact of operating profits driven by segment performance and a lower effective income tax rate.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2018 increased $34.0 million, or 88.7%, to $72.3 million, as compared to the three months ended March 31, 2017. Adjusted EBITDA was 14.5% of revenues for the three months ended March 31, 2018 compared with 8.6% of revenues for the three months ended March 31, 2017. The increase in Adjusted EBITDA was primarily due to higher revenues and improved utilization largely within the Corporate Finance and FLC segments.
EPS and Adjusted EPS
EPS and Adjusted EPS for the three months ended March 31, 2018 increased $0.70 to $1.04 compared with $0.34 for the three months ended March 31, 2017 due to the operating results described above, a lower effective income tax rate and lower weighted average shares outstanding as a result of repurchases under our stock repurchase program.
Liquidity and capital allocation
Net cash used in operating activities for the three months ended March 31, 2018 decreased $23.9 million to $69.2 million compared with net cash used in operating activities of $93.1 million for the three months ended March 31, 2017. The decrease was primarily due to higher cash collections partially offset by increases in salaries and benefits and severance payments. Days sales outstanding (“DSO”) was 95 days at March 31, 2018 compared to 98 days at March 31, 2017.
We repurchased and retired 337,075 shares of our common stock for an average price per share of $42.17, at a total cost of $14.2 million during the three months ended March 31, 2018. The stock repurchases were made pursuant to a stock repurchase program initially authorized by the Board of Directors in 2016 and increased in 2017 with an aggregate authorization amount of $300.0 million (the “Repurchase Program”). We have $99.1 million remaining under the Repurchase Program to repurchase additional shares as of March 31, 2018.

Free Cash Flow was an outflow of $76.9 million and $98.9 million for the three months ended March 31, 2018 and 2017, respectively.
Headcount
Our total headcount increased 0.4% from 4,609 at December 31, 2017 to 4,629 at March 31, 2018. The following table includes the net billable headcount additions (reductions) for the three months ended March 31, 2018.

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2017	901	1,067	683	292	630	3,573
Additions (reductions), net	9	5	6	(4)	—	16
March 31, 2018	910	1,072	689	288	630	3,589
Percentage change in headcount from prior year	1.0%	0.5%	0.9%	(1.4)%	—%	0.4%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$142,922	$105,901
Forensic and Litigation Consulting	128,039	111,406
Economic Consulting	133,109	139,221
Technology	40,914	46,087
Strategic Communications	52,790	43,729
Total revenues	$497,774	$446,344
Segment operating income
Corporate Finance & Restructuring	$33,211	$8,749
Forensic and Litigation Consulting	24,330	11,924
Economic Consulting	17,648	18,502
Technology	2,593	4,440
Strategic Communications	8,365	2,527
Total segment operating income	86,147	46,142
Unallocated corporate expenses	(23,888)	(19,053)
Operating income	62,259	27,089
Other income (expense)
Interest income and other	(1,800)	605
Interest expense	(6,244)	(5,801)
	(8,044)	(5,196)
Income before income tax provision	54,215	21,893
Income tax provision	15,270	7,877
Net income	$38,945	$14,016
Earnings per common share — basic	$1.06	$0.35
Earnings per common share — diluted	$1.04	$0.34

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$38,945	$14,016
Add back:
Income tax provision	15,270	7,877
Interest income and other	1,800	(605)
Interest expense	6,244	5,801
Depreciation and amortization	7,765	8,571
Amortization of other intangible assets	2,270	2,493
Remeasurement of acquisition-related contingent consideration	—	166
Adjusted EBITDA	$72,294	$38,319

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net income	$38,945	$14,016
Add back:
Remeasurement of acquisition-related contingent consideration	—	166
Tax impact of remeasurement of acquisition-related contingent consideration	—	(65)
Adjusted net income	$38,945	$14,117
EPS and Adjusted EPS	$1.04	$0.34
Weighted average number of common shares outstanding — diluted	37,612	41,245

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(69,200)	$(93,087)
Purchases of property and equipment	(7,680)	(5,831)
Free Cash Flow	$(76,880)	$(98,918)

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and selling, general and administrative (“SG&A”) expense.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended March 31, 2018 increased $4.8 million, or 25.4%, to $23.9 million compared to $19.1 million for the three months ended March 31, 2017. The increase was primarily due to higher legal expenses, higher costs for regional business development personnel and initiatives, as well as higher executive share-based compensation.
Interest income and other
Interest income and other, which includes foreign currency transaction gains and losses, decreased $2.4 million to $(1.8) million for the three months ended March 31, 2018 compared with $0.6 million for the three months ended March 31, 2017. The decrease was primarily due to net unrealized foreign currency transaction losses, which were $2.4 million for the three months ended March 31, 2018 compared with a $0.4 million loss for the three months ended March 31, 2017. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended March 31, 2018 increased $0.4 million, or 7.6%, to $6.2 million compared to $5.8 million for three months ended March 31, 2017. Interest expense for the three months ended March 31, 2018 reflects higher average interest rates and higher average balances outstanding on our borrowings under our senior secured bank revolving credit facility (“Credit Facility”).
Income tax provision
The effective income tax rate for the three months ended March 31, 2018 was 28.2% compared with 36.0% for the three months ended March 31, 2017. The decline in the effective tax rate is mainly due to reductions in the income tax rate as a result of the 2017 Tax Act. The March 31, 2017 tax rate was unfavorably impacted by foreign losses with no tax benefit.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

Net income	$38,945	$14,016
Add back:
Income tax provision	15,270	7,877
Interest income and other	1,800	(605)
Interest expense	6,244	5,801
Unallocated corporate expenses	23,888	19,053
Total segment operating income	86,147	46,142
Add back:
Segment depreciation expense	6,864	7,216
Amortization of other intangible assets	2,270	2,493
Remeasurement of acquisition-related contingent consideration	—	166
Total Adjusted Segment EBITDA	$95,281	$56,017

Other Segment Operating Data

	Three Months Ended March 31,
	2018	2017
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	910	900
Forensic and Litigation Consulting	1,072	1,110
Economic Consulting	689	660
Technology (1)	288	296
Strategic Communications	630	657
Total revenue-generating professionals	3,589	3,623
Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	71%	59%
Forensic and Litigation Consulting	67%	60%
Economic Consulting	71%	72%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$444	$377
Forensic and Litigation Consulting	$326	$330
Economic Consulting	$543	$554

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 213 as-needed employees during the three months ended March 31, 2018 compared with 378 as-needed employees during the three months ended March 31, 2017.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except rate per hour)
Revenues	$142,922	$105,901
Percentage change in revenues from prior year	35.0%	(16.7)%
Operating expenses
Direct cost of revenues	86,603	74,665
Selling, general and administrative expenses	22,317	21,692
Amortization of other intangible assets	791	795
	109,711	97,152
Segment operating income	33,211	8,749
Percentage change in segment operating income from prior year	279.6%	(70.9)%
Add back:
Depreciation and amortization of intangible assets	1,593	1,576
Adjusted Segment EBITDA	$34,804	$10,325
Gross profit (1)	$56,319	$31,236
Percentage change in gross profit from prior year	80.3%	(39.6)%
Gross profit margin (2)	39.4%	29.5%
Adjusted Segment EBITDA as a percent of revenues	24.4%	9.7%
Number of revenue-generating professionals (at period end)	910	900
Percentage change in number of revenue-generating professionals from prior year	1.1%	5.0%
Utilization rates of billable professionals	71%	59%
Average billable rate per hour	$444	$377

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenues increased $37.0 million, or 35.0%, to $142.9 million for the three months ended March 31, 2018, which included a 2.6% estimated positive impact from FX and a 4.6% positive impact from a prior period acquisition. Excluding the estimated impact of FX and acquisition-related revenues, the revenue increase was largely driven by increased demand for our global restructuring services as well as an increased demand for our business transformation and transaction services, primarily in North America, along with higher realized price due to mix of client engagements and staffing.
Gross profit increased $25.1 million, or 80.3%, to $56.3 million for the three months ended March 31, 2018. Gross profit margin increased 9.9 percentage points for the three months ended March 31, 2018. This was primarily due to increased utilization as a result of higher demand for both global restructuring services and business transformation and transaction services, along with a higher realized rate.
SG&A expense increased $0.6 million, or 2.9%, to $22.3 million for the three months ended March 31, 2018. SG&A expenses were 15.6% of revenues for the three months ended March 31, 2018 compared with 20.5% for the three months ended March 31, 2017.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except rate per hour)
Revenues	$128,039	$111,406
Percentage change in revenues from prior year	14.9%	(6.4)%
Operating expenses
Direct cost of revenues	80,777	76,878
Selling, general and administrative expenses	22,533	22,180
Amortization of other intangible assets	399	424
	103,709	99,482
Segment operating income	24,330	11,924
Percentage change in segment operating income from prior year	104.0%	(34.5)%
Add back:
Depreciation and amortization of intangible assets	1,427	1,597
Adjusted Segment EBITDA	$25,757	$13,521
Gross profit (1)	$47,262	$34,528
Percentage change in gross profit from prior year	36.9%	(11.3)%
Gross profit margin (2)	36.9%	31.0%
Adjusted Segment EBITDA as a percent of revenues	20.1%	12.1%
Number of revenue-generating professionals (at period end)	1,072	1,110
Percentage change in number of revenue-generating professionals from prior year	(3.4)%	(1.9)%
Utilization rates of billable professionals	67%	60%
Average billable rate per hour	$326	$330

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenues increased $16.6 million, or 14.9%, to $128.0 million for the three months ended March 31, 2018, which included a 1.6% estimated positive impact from FX. Excluding the estimated impact of FX, the increase was driven by increased demand for our global construction solutions, global investigations and health solutions practices.
Gross profit increased $12.7 million, or 36.9%, to $47.3 million for the three months ended March 31, 2018. Gross profit margin increased 5.9 percentage points for the three months ended March 31, 2018. The increase in gross profit margin is related to higher revenues coupled with lower personnel costs in our health solutions practice, and higher utilization in our global construction solutions and our global investigations practices.
SG&A expenses increased $0.4 million, or 1.6%, to $22.5 million for the three months ended March 31, 2018. SG&A expenses were 17.6% of revenues for the three months ended March 31, 2018 compared with 19.9% for the three months ended March 31, 2017. The increase in SG&A expenses was driven by higher bad debt expense, partially offset by lower outside services related to data hosting expenses and other general overhead expenses.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except rate per hour)
Revenues	$133,109	$139,221
Percentage change in revenues from prior year	(4.4)%	6.5%
Operating expenses
Direct cost of revenues	97,623	103,273
Selling, general and administrative expenses	17,714	17,292
Amortization of other intangible assets	124	154
	115,461	120,719
Segment operating income	17,648	18,502
Percentage change in segment operating income from prior year	(4.6)%	(8.5)%
Add back:
Depreciation and amortization of intangible assets	1,488	1,608
Adjusted Segment EBITDA	$19,136	$20,110
Gross profit (1)	$35,486	$35,948
Percentage change in gross profit from prior year	(1.3)%	(2.4)%
Gross profit margin (2)	26.7%	25.8%
Adjusted Segment EBITDA as a percent of revenues	14.4%	14.4%
Number of revenue-generating professionals (at period end)	689	660
Percentage change in number of revenue-generating professionals from prior year	4.4%	8.7%
Utilization rates of billable professionals	71%	72%
Average billable rate per hour	$543	$554

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenues decreased $6.1 million, or 4.4%, to $133.1 million for the three months ended March 31, 2018, which included a 2.7% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues decreased $9.9 million, or 7.1%, primarily due to lower demand for antitrust services in North America, which was partially offset by higher demand for financial economic services in North America.
Gross profit decreased $0.5 million, or 1.3%, to $35.5 million for the three months ended March 31, 2018. Gross profit margin increased 0.9 percentage points for the three months ended March 31, 2018. The increase in gross profit margin was primarily due to lower variable compensation, which more than offset lower revenues and higher headcount related costs.
SG&A expenses increased $0.4 million, or 2.4%, to $17.7 million for the three months ended March 31, 2018. SG&A expenses were 13.3% of revenues for the three months ended March 31, 2018 compared with 12.4% for the three months ended March 31, 2017.

TECHNOLOGY

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Revenues	$40,914	$46,087
Percentage change in revenues from prior year	(11.2)%	(4.5)%
Operating expenses
Direct cost of revenues	24,638	25,607
Selling, general and administrative expenses	13,621	15,882
Amortization of other intangible assets	62	158
	38,321	41,647
Segment operating income	2,593	4,440
Percentage change in segment operating income from prior year	(41.6)%	476.3%
Add back:
Depreciation and amortization of intangible assets	3,139	3,364
Adjusted Segment EBITDA	$5,732	$7,804
Gross profit (1)	$16,276	$20,480
Percentage change in gross profit from prior year	(20.5)%	2.1%
Gross profit margin (2)	39.8%	44.4%
Adjusted Segment EBITDA as a percent of revenues	14.0%	16.9%
Number of revenue-generating professionals (at period end) (3)	288	296
Percentage change in number of revenue-generating professionals from prior year	(2.7)%	(5.4)%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenues decreased $5.2 million, or 11.2%, to $40.9 million for the three months ended March 31, 2018, which included a 1.7% estimated impact from FX. Excluding the estimated impact of FX, revenues decreased $6.0 million, or 12.9%, due primarily to reduced demand for our managed review services. This was driven largely by a reduction in M&A second request activity.
Gross profit decreased $4.2 million, or 20.5%, to $16.3 million for the three months ended March 31, 2018. Gross profit margin decreased by 4.6 percentage points for the three months ended March 31, 2018. The decrease in gross profit margin was due to a decline in higher margin managed review services and increased data center costs to support our hosting services platform.
SG&A expenses decreased $2.3 million, or 14.2%, to $13.6 million for the three months ended March 31, 2018. SG&A expenses were 33.3% of revenues for the three months ended March 31, 2018 compared with 34.5% for the three months ended March 31, 2017. The decrease in SG&A expenses was due to lower bad debt expense, which included the collection of a previously reserved amount, and lower research and development expenses. Research and development expenses related to software development were $2.9 million for the three months ended March 31, 2018, a decline of $1.3 million, compared with $4.2 million for the three months ended March 31, 2017.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Revenues	$52,790	$43,729
Percentage change in revenues from prior year	20.7%	(3.1)%
Operating expenses
Direct cost of revenues	31,476	28,649
Selling, general and administrative expenses	12,055	11,591
Amortization of other intangible assets	894	962
	44,425	41,202
Segment operating income	8,365	2,527
Percentage change in segment operating income from prior year	231.0%	(31.1)%
Add back:
Depreciation and amortization of intangible assets	1,487	1,564
Fair value remeasurement of contingent consideration	—	166
Adjusted Segment EBITDA	$9,852	$4,257
Gross profit (1)	$21,314	$15,080
Percentage change in gross profit from prior year	41.3%	(12.0)%
Gross profit margin (2)	40.4%	34.5%
Adjusted Segment EBITDA as a percent of revenues	18.7%	9.7%
Number of revenue-generating professionals (at period end)	630	657
Percentage change in number of revenue-generating professionals from prior year	(4.1)%	9.3%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenues increased $9.1 million, or 20.7%, to $52.8 million for the three months ended March 31, 2018, which included a 6.6% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $6.2 million, or 14.1%, due to higher project and retainer-based revenues in EMEA, primarily in financial communications related engagements and higher project-based revenues in North America, primarily due to public affairs and financial communications related engagements, and a success fee in EMEA.
Gross profit increased $6.2 million, or 41.3%, to $21.3 million for the three months ended March 31, 2018. Gross profit margin increased 5.9 percentage points for the three months ended March 31, 2018. The increase was due to higher revenues partially offset by higher variable compensation.
SG&A expenses increased $0.5 million, or 4.0%, to $12.1 million for the three months ended March 31, 2018, which was the result of FX. SG&A expenses were 22.8% of revenues for the three months ended March 31, 2018 compared with 26.5% for the three months ended March 31, 2017.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and on various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Allowance for doubtful accounts and unbilled services

•	Goodwill and other intangible assets

•	Income taxes
The Company's accounting policies were revised in connection with the implementation of ASC 606. See Note 1, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1, of this Quarterly Report on Form 10-Q. There were no other material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
Cash flows	2018	2017
	(dollars in thousands)
Net cash used in operating activities	$(69,200)	$(93,087)
Net cash used in investing activities	$(7,653)	$(5,704)
Net cash provided by financing activities	$33,924	$2,339
DSO	95	98

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

Free Cash Flow was an outflow of $76.9 million and $98.9 million for the three months ended March 31, 2018 and 2017, respectively.
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Net cash used in operating activities for the three months ended March 31, 2018 was $69.2 million compared with $93.1 million for the three months ended March 31, 2017. We typically use cash in the first quarter as we make payments to employees for annual bonuses earned in the prior year. The decrease in net cash used in operating activities was primarily due to higher cash collections, partially offset by an increase in compensation payments, including salaries, benefits and severance.
Net cash used in investing activities for the three months ended March 31, 2018 was $7.7 million compared with $5.7 million for the three months ended March 31, 2017. Capital expenditures were $7.7 million for the three months ended March 31, 2018 compared with $5.8 million for the three months ended March 31, 2017.
Net cash provided by financing activities for the three months ended March 31, 2018 was $33.9 million compared with$2.3 million for the three months ended March 31, 2017. Cash provided by financing activities for the three months ended March 31, 2018 included $45.0 million of net borrowings under our Credit Facility, $1.4 million of refundable deposits related to one of our foreign entities and $4.2 million net issuance of common stock under our equity compensation plans, partially offset by payments of $14.2 million for common stock repurchases under the Repurchase Program and $2.5 million for acquisition-related contingent consideration. Our financing activities for the three months ended March 31, 2017 included $37.0 million of net borrowings under our Credit Facility and $3.1 million of refundable deposits related to one of our foreign entities, partially offset by payments of $36.9 million for common stock repurchases under the Repurchase Program.
Capital Resources
As of March 31, 2018, our capital resources included $152.0 million of cash and cash equivalents and available borrowing capacity of $404.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of March 31, 2018, we had $145.0 million of borrowing outstanding under our Credit Facility and $1.0 million of outstanding letters of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
The availability of borrowings, as well as issuances and extensions of letters of credit, under our Credit Facility is subject to specified conditions. We may choose to repay outstanding borrowings under the Credit Facility at any time before maturity without premium or penalty. Borrowings under the Credit Facility in USD, euro, British pound and Australian dollar bear interest at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus an applicable margin, or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points, and (3) the one-month LIBOR plus 100 basis points. Borrowings under the Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian bankers’ acceptance rate plus an applicable margin or the Canadian prime rate plus an applicable margin. The Canadian prime rate means a fluctuating rate per annum equal to the higher of (1) the rate of interest in effect for such day as the prime rate for loans in Canadian dollars announced by Bank of America or (2) the Canadian bankers’ acceptance rate plus 100 basis points. Under the Credit Facility, the lenders have a security interest in substantially all of the assets of FTI Consulting and substantially all of our domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $650.0 million.
Our Credit Facility and the indenture governing our senior notes due 2022 ("2022 Notes") contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense). As of March 31, 2018, we were in compliance with all covenants as stipulated in the Credit Facility and the indenture governing our 2022 Notes.

Future Capital Needs
We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements, including interest payments on our long-term debt;

•	compensating designated executive management and senior managing directors under our various long-term incentive compensation programs;

•	discretionary funding of the Repurchase Program;

•	contingent obligations related to our acquisitions;

•	potential acquisitions of businesses; and

•	other known future contractual obligations.
During the three months ended March 31, 2018, we spent $7.7 million in capital expenditures to support our organization, including direct support for specific client engagements.  We expect to make additional capital expenditures in an aggregate amount between $21 million and $26 million for the remainder of 2018. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.
Our cash flows from operations have historically exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs from normal operations for the next 12 months or longer.
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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2022 Notes. See “Forward-Looking Statements” of this Quarterly Report on Form 10-Q and “Risk Factors” previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations
There have been no significant changes in our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new or changes to, laws and regulations, including the 2017 Tax Act, and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,”  “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace key personnel, including former executives, officers, senior managers and practice and regional leaders who have highly specialized skills and experience;

•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information;

•	legislation or judicial rulings, including legislation or rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected terminations of client engagements;

•	competition for clients and key personnel;

•
general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	headcount and cost reductions during periods of reduced demand;

•	risks relating to the obsolescence of or the protection of our proprietary software products, intellectual property rights and trade secrets;

•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies; and

•	fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
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
For information regarding our exposure to certain market risks see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1 through January 31, 2018	102	(2)	$42.68	96	(5)	$109,219
February 1 through February 28, 2018	232	(3)	$41.61	225	(6)	$99,835
March 1 through March 31, 2018	38	(4)	$47.68	16	(7)	$99,099
Total	372			337

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million, increasing the Repurchase Program to an aggregate authorization of $300.0 million. During the quarter ended March 31, 2018, we repurchased an aggregate of 337,075 shares of our outstanding common stock under the Repurchase Program at an average repurchase price of $42.17 per share for a total cost of approximately $14.2 million.

(2)	Includes 5,462 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 6,931 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 22,123 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)	During the month ended January 31, 2018, we repurchased and retired 96,075 shares of common stock, at an average per share price of $42.65, for an aggregate cost of $4.1 million.

(6)	During the month ended February 28, 2018, we repurchased and retired 225,300 shares of common stock, at an average per share price of $41.63, for an aggregate cost of $9.4 million.

(7)	During the month ended March 31, 2018, we repurchased and retired 15,700 shares of common stock, at an average per share price of $46.89, for an aggregate cost of $0.7 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

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

10.1†*	Amendment No. 3 dated March 16, 2018 to that Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby.
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Date: April 26, 2018

FTI CONSULTING, INC.

By:	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)