Form 10-Q
period 2018-06-30
FTI CONSULTING INC
filed 2018-07-26
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2018
Common stock, par value $0.01 per share	38,207,093

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$116,556	$189,961
Accounts receivable:
Billed receivables	455,707	390,996
Unbilled receivables	368,360	312,569
Allowance for doubtful accounts and unbilled services	(216,612)	(180,687)
Accounts receivable, net	607,455	522,878
Current portion of notes receivable	28,619	25,691
Prepaid expenses and other current assets	54,806	55,649
Total current assets	807,436	794,179
Property and equipment, net	75,046	75,075
Goodwill	1,198,732	1,204,803
Other intangible assets, net	39,379	44,150
Notes receivable, net	90,904	98,105
Other assets	45,915	40,929
Total assets	$2,257,412	$2,257,241
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$93,988	$94,873
Accrued compensation	224,663	268,513
Billings in excess of services provided	33,653	46,942
Total current liabilities	352,304	410,328
Long-term debt, net	371,662	396,284
Deferred income taxes	134,081	124,471
Other liabilities	123,564	134,187
Total liabilities	981,611	1,065,270
Commitments and contingent liabilities (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 38,179 (2018) and 37,729 (2017)	382	377
Additional paid-in capital	280,201	266,035
Retained earnings	1,128,670	1,045,774
Accumulated other comprehensive loss	(133,452)	(120,215)
Total stockholders' equity	1,275,801	1,191,971
Total liabilities and stockholders' equity	$2,257,412	$2,257,241

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$512,098	$444,715	$1,009,872	$891,059
Operating expenses
Direct cost of revenues	330,318	304,071	651,435	613,143
Selling, general and administrative expenses	117,897	108,119	230,025	215,809
Special charges	—	30,074	—	30,074
Amortization of other intangible assets	2,052	2,422	4,322	4,915
	450,267	444,686	885,782	863,941
Operating income	61,831	29	124,090	27,118
Other income (expense)
Interest income and other	2,474	1,592	674	2,197
Interest expense	(6,583)	(6,250)	(12,827)	(12,051)
	(4,109)	(4,658)	(12,153)	(9,854)
Income (loss) before income tax provision	57,722	(4,629)	111,937	17,264
Income tax provision	14,113	527	29,383	8,404
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Earnings (loss) per common share — basic	$1.18	$(0.13)	$2.24	$0.22
Earnings (loss) per common share — diluted	$1.14	$(0.13)	$2.18	$0.22
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(23,683)	$10,174	$(13,237)	$17,544
Total other comprehensive income (loss), net of tax	(23,683)	10,174	(13,237)	17,544
Comprehensive income	$19,926	$5,018	$69,317	$26,404

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$82,554	$—	$82,554
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(13,237)	(13,237)
Issuance of common stock in connection with:
Exercise of options	513	5	20,595	—	—	20,600
Restricted share grants, less net settled shares of 39	274	3	(1,834)	—	—	(1,831)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(337)	(3)	(14,217)	—	—	(14,220)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Share-based compensation	—	—	8,563	—	—	8,563
Balance at June 30, 2018	38,179	$382	$280,201	$1,128,670	$(133,452)	$1,275,801

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
Operating activities	2018	2017
Net income	$82,554	$8,860
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,253	16,298
Amortization and impairment of other intangible assets	4,322	4,915
Acquisition-related contingent consideration	232	1,172
Provision for doubtful accounts	8,710	5,971
Non-cash share-based compensation	8,563	9,959
Non-cash interest expense and other	993	992
Other	798	242
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(99,299)	(78,100)
Notes receivable	4,214	2,241
Prepaid expenses and other assets	(4,151)	947
Accounts payable, accrued expenses and other	352	(1,887)
Income taxes	13,143	3,087
Accrued compensation	(58,547)	(64,531)
Billings in excess of services provided	(12,722)	7,634
Net cash used in operating activities	(34,585)	(82,200)
Investing activities
Purchases of property and equipment	(16,220)	(13,127)
Other	689	72
Net cash used in investing activities	(15,531)	(13,055)
Financing activities
Borrowings (repayments) under revolving line of credit, net	(25,000)	115,000
Deposits	2,602	3,262
Purchase and retirement of common stock	(14,220)	(102,513)
Net issuance of common stock under equity compensation plans	18,740	(500)
Payments for acquisition-related contingent consideration	(3,029)	(79)
Net cash provided by (used in) financing activities	(20,907)	15,170
Effect of exchange rate changes on cash and cash equivalents	(2,382)	2,438
Net decrease in cash and cash equivalents	(73,405)	(77,647)
Cash and cash equivalents, beginning of period	189,961	216,158
Cash and cash equivalents, end of period	$116,556	$138,511
Supplemental cash flow disclosures
Cash paid for interest	$13,020	$14,903
Cash paid for income taxes, net of refunds	$16,137	$5,336
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,059	$1,547

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
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
We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.
We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of arrangements:

•
Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient, because we have a right to consideration for services completed to date. When a time and expense arrangement has a not-to-exceed or "cap" amount and we expect to perform work in excess of the cap, we recognize up to the cap amount specified by the client, based on the efforts or hours incurred as a percentage of total efforts or hours expected to be incurred (e.g. proportional performance method). Certain time and materials arrangements may be subject to third party approval, e.g. a court or other regulatory institution, with interim billing and payments made and received based upon preliminarily agreed upon rates. We record revenues for the portion of our services based on our assessment of the expected probability of amounts ultimately to be agreed upon by the court or regulator. These assessments are made on a case-by-case basis depending on the nature of the engagement, client economics, historical experience and other appropriate factors.

•
Fixed fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenues for these arrangements based on the proportional performance related to individual performance obligations within each arrangement, however, these arrangements generally have one performance obligation.

•
Performance based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. When our performance obligation(s) are satisfied over time, we determine the transaction price based on the expected probability of achieving the agreed-upon outcome and recognize revenues earned to date by applying the proportional performance method. These arrangements include conditional payments, commonly referred to as success fees, which were previously recognized when the cash was collected.
In addition, we generate certain revenues from our Technology segment that are based on units of data stored or processed. Unit based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client, and agreed-upon per unit rates. We also generate revenues from our on-premise software licenses. Software license revenues are generally recognized at a point in time when the customer acceptance occurs, in accordance with the provision of the arrangements.
Certain of our time and expense and fixed fee billing arrangements may include client incentives in the form of volume-based discounts, where if certain fee levels are reached, the client can receive future services at a discounted hourly rate. Contracts with customers that have a prospective discounted pricing option based on predetermined volume thresholds are evaluated to determine whether they include a material right, which is an option that provides a customer the right to acquire free or discounted goods or services in the future. If the option provides a material right to the customer, we allocate a portion of the transaction price to the material right and defer revenues during the pre-discount period, compared to our previous practice of recognizing the reduction in revenues when customers became eligible to receive the volume discount.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator — basic and diluted
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Denominator
Weighted average number of common shares outstanding — basic	37,001	39,555	36,851	40,039
Effect of dilutive stock options	558	—	430	129
Effect of dilutive restricted shares	712	—	661	334
Weighted average number of common shares outstanding — diluted (1)	38,271	39,555	37,942	40,502
Earnings (loss) per common share — basic	$1.18	$(0.13)	$2.24	$0.22
Earnings (loss) per common share — diluted	$1.14	$(0.13)	$2.18	$0.22
Antidilutive stock options and restricted shares	44	1,947	330	1,469

(1)
For the three months ended June 30, 2017, we excluded 377,389 potentially dilutive securities from the computation as their effect would be anti-dilutive due to a net loss applicable to common stockholders.

3. New Accounting Standards
 Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. On January 1, 2018, we adopted ASC 606 using the modified retrospective method and recorded an immaterial cumulative effect adjustment to the beginning balance of retained earnings for revenue contracts that existed at the adoption date. Under the modified retrospective method, prior year information has not been adjusted and continues to be reported under the accounting standards in effect for periods prior to the adoption date. We have not retroactively restated the existing contracts for modifications that occurred before January 1, 2018.

See Note 1, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a description of the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements. See Note 4, “Revenues” in Part I, Item 1, of this Quarterly Report on Form 10-Q for the disclosures required under ASC 606. The adoption of ASC 606 had an immaterial impact on our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets and had no impact on our Condensed Consolidated Statements of Cash Flows.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. During the six months ended June 30, 2018, the Company has not recognized any material changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. The accounting for the tax effects of the 2017 Tax Act will be finalized in the second half of 2018 as we complete our federal and state tax returns and incorporate any additional guidance that may be issued by the U.S. tax authorities.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which supersedes existing lease guidance. Under ASC 842, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. Previously, there was no requirement to recognize an asset or liability on the balance sheet for an operating lease. ASC 842 also requires disclosure of key information about leasing arrangements. This guidance is effective beginning January 1, 2019 using a modified retrospective approach for each prior reporting period presented. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption.
The Company's implementation plan is under way and includes an information system and business process change to accumulate the appropriate data in order to calculate and record the recognition of right-of-use assets, lease liabilities and the related expense recognition. We are creating an inventory of our existing portfolio of leases and continue to review other contracts to determine if they contain leases as defined by ASC 842. Our existing portfolio of leases is primarily composed of operating leases related to our offices. While this assessment continues, we have not yet determined the effect of ASC 842 on our Condensed Consolidated Balance Sheets. We do not expect that the adoption of ASC 842 will have a material impact on our results of operations or cash flow presentation.
4. Revenues
Revenues recognized during the current period may include revenues recognized from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for our performance based and contingent arrangements, resulting in a catch-up adjustment for service provided in previous periods. The aggregate amount of revenues recognized related to the catch-up adjustment due to a change in the transaction price during the three and six months ended June 30, 2018 was $4.5 million and $6.5 million, respectively.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under our proportional performance method for both our fixed fee arrangements, and the portion of performance-based and contingent arrangements that we have deemed probable. As of June 30, 2018, the aggregate amount of the transaction price allocated to unfulfilled performance obligations was $3.8 million, and we expect to recognize the majority of the related revenues over the next 18 months. We elected to utilize the optional exemption to exclude from this disclosure fixed fee and performance-based and contingent arrangements with an original expected duration of one year or less, and to exclude our time and expense arrangements for which revenues are recognized using the right to invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2018 and December 31, 2017.
Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery and acceptance of software licenses in our Technology segment and when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of June 30, 2018 and December 31, 2017.
5. Accounts Receivable and Allowance for Doubtful Accounts
Timing of revenue recognition often differs from the timing of billing to our customers. Generally, we transfer goods or services to a customer before the customer pays consideration or payment is due. If we have an unconditional right to invoice and receive payment for goods or services already provided, we record billed and unbilled receivables on our Condensed Consolidated Balance Sheets. Payment terms and conditions vary depending on the jurisdiction, market and type of service and whether regulatory or other third-party approvals are required. In addition, contracts may be negotiated per the client’s request, or at times we are asked to execute contracts in a form provided by customers that might include different terms. Our standard contract terms generally include a requirement of payment within 30 days where no contingencies exist.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $3.0 million and $8.7 million for the three and six months ended June 30, 2018, respectively, and $2.4 million and $6.0 million for the three and six months ended June 30, 2017, respectively.
6. Special Charges
There was no special charge recorded during the three and six months ended June 30, 2018.
During the three and six months ended June 30, 2017, we recorded a special charge of $30.1 million. The charge includes the impact of certain targeted reductions in areas of each segment where we needed to realign our workforce with then-current business demand and in certain corporate departments where we were able to streamline support activities. In addition, certain strategic actions were taken to reduce our future real estate costs. The special charge included the following components:

•	$16.1 million of employee severance and other employee-related costs.

•	$12.4 million of exit costs associated with the curtailment of our lease on our executive office in Washington, D.C.

•	$1.6 million of other expenses, including costs related to disposing or closing several small international offices.
The following table details the special charges by segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Special Charges by Segment	2018	2017	2018	2017
Corporate Finance & Restructuring	$—	$3,049	$—	$3,049
Forensic and Litigation Consulting	—	10,445	—	10,445
Economic Consulting	—	5,910	—	5,910
Technology	—	3,827	—	3,827
Strategic Communications	—	3,599	—	3,599
	—	26,830	—	26,830
Unallocated Corporate	—	3,244	—	3,244
Total	$—	$30,074	$—	$30,074
7. Research and Development Costs
Research and development costs related to software development in our Technology segment totaled $2.9 million and $5.8 million for the three and six months ended June 30, 2018, respectively, and $4.3 million and $8.5 million for the three and six months ended June 30, 2017, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

8. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of June 30, 2018 and December 31, 2017.

	June 30, 2018
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,960	$—	$—	$2,960
Long-term debt	375,000	—	381,750	—
Total	$377,960	$—	$381,750	$2,960

	December 31, 2017
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$3,750	$—	$—	$3,750
Long-term debt	400,000	—	409,000	—
Total	$403,750	$—	$409,000	$3,750

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of June 30, 2018 and December 31, 2017.
We determine the fair value of our long-term debt primarily based on quoted market prices for our 6% senior notes due 2022 (the “2022 Notes”) as of June 30, 2018 and December 31, 2017. The fair value of our borrowings on our senior secured bank revolving credit facility (“Credit Facility”) approximates the carrying amount. The fair value of our long-term debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
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
Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income. During the six months ended June 30, 2018 there was no change in the estimated fair value of future expected contingent consideration payments. During the six months ended June 30, 2017, we recorded a remeasurement loss of $0.7 million.

9. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2017
Goodwill	$454,816	$233,719	$268,995	$117,740	$323,672	$1,398,942
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2017	454,816	233,719	268,995	117,740	129,533	1,204,803
Foreign currency translation adjustment and other	(2,454)	(1,168)	(213)	(38)	(2,198)	(6,071)
Balance at June 30, 2018
Goodwill	452,362	232,551	268,782	117,702	321,474	1,392,871
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at June 30, 2018	$452,362	$232,551	$268,782	$117,702	$127,335	$1,198,732
Other Intangible Assets
Other intangible assets with finite lives, comprised primarily of customer relationships, are amortized over their estimated useful lives. We recorded amortization expense of $2.1 million and $4.3 million for the three and six months ended June 30, 2018, respectively, and $2.4 million and $4.9 million for the three and six months ended June 30, 2017, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of June 30, 2018 (1)
2018 (remaining)	$3,884
2019	7,437
2020	7,274
2021	6,731
2022	4,939
Thereafter	3,514
$33,779

(1)
Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

10. Long-Term Debt
The table below summarizes the components of the Company’s long-term debt.

	June 30, 2018	December 31, 2017
2022 Notes	$300,000	$300,000
Credit Facility	75,000	100,000
Total debt	375,000	400,000
Less: deferred debt issue costs	(3,338)	(3,716)
Long-term debt, net (1)	$371,662	$396,284

(1)	There were no current portions of long-term debt as of June 30, 2018 and December 31, 2017.

The Company has classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the credit agreement entered into on June 26, 2015, which expires on June 26, 2020, are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized for letters of credit as of June 30, 2018.
11. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.
12. Share-Based Compensation
During the six months ended June 30, 2018, we granted 216,761 restricted stock awards, 32,374 restricted stock units and 91,370 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2018, stock options exercisable for up to 190,927 shares and 7,907 shares of restricted stock awards were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2018 and 2017 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2018	2017	2018	2017
Direct cost of revenues	$2,427	$1,183	$6,206	$7,021
Selling, general and administrative expenses	3,158	1,209	5,347	2,052
Special charges	—	96	—	96
Total share-based compensation expense	$5,585	$2,488	$11,553	$9,169
13. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million increasing the Repurchase Program to an aggregate authorization of $300.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2018, we have $99.1 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares of common stock repurchased and retired	—	1,887	337	2,767
Average price paid per share	$—	$34.74	$42.17	$37.03
Total cost	$—	$65,556	$14,213	$102,457

14. Segment Reporting
We manage our business in five reportable segments: Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transaction practices include financings, mergers and acquisitions (“M&A”), M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.

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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Corporate Finance & Restructuring	$141,355	$117,487	$284,277	$223,388
Forensic and Litigation Consulting	133,527	111,410	261,566	222,816
Economic Consulting	133,308	124,004	266,417	263,225
Technology	46,429	45,566	87,343	91,653
Strategic Communications	57,479	46,248	110,269	89,977
Total revenues	$512,098	$444,715	$1,009,872	$891,059
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$35,777	$20,048	$70,581	$30,373
Forensic and Litigation Consulting	27,615	13,032	53,372	26,553
Economic Consulting	15,472	15,509	34,608	35,619
Technology	7,508	5,421	13,240	13,225
Strategic Communications	10,967	4,876	20,819	9,133
Total Adjusted Segment EBITDA	$97,339	$58,886	$192,620	$114,903

The table below reconciles net income (loss) to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Add back:
Income tax provision	14,113	527	29,383	8,404
Interest income and other	(2,474)	(1,592)	(674)	(2,197)
Interest expense	6,583	6,250	12,827	12,051
Unallocated corporate expenses	25,882	22,286	49,770	41,339
Segment depreciation expense	7,574	6,783	14,438	13,999
Amortization of intangible assets	2,052	2,422	4,322	4,915
Segment special charges	—	26,830	—	26,830
Remeasurement of acquisition-related contingent consideration	—	536	—	702
Total Adjusted Segment EBITDA	$97,339	$58,886	$192,620	$114,903
15. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information
Substantially all domestic subsidiaries are guarantors of borrowings under our Credit Facility and 2022 Notes. The guarantees are full and unconditional and joint and several. Our guarantors are wholly owned, direct or indirect, subsidiaries.
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

Condensed Consolidating Balance Sheet as of June 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,117	$151	$102,288	$—	$116,556
Accounts receivable, net	194,004	194,976	218,475	—	607,455
Intercompany receivables	—	1,123,906	—	(1,123,906)	—
Other current assets	33,030	24,765	25,630	—	83,425
Total current assets	241,151	1,343,798	346,393	(1,123,906)	807,436
Property and equipment, net	37,147	13,397	24,502	—	75,046
Goodwill	570,876	416,053	211,803	—	1,198,732
Other intangible assets, net	16,678	10,525	25,564	(13,388)	39,379
Investments in subsidiaries	2,199,577	491,143	—	(2,690,720)	—
Other assets	34,322	64,889	37,608	—	136,819
Total assets	$3,099,751	$2,339,805	$645,870	$(3,828,014)	$2,257,412
Liabilities
Intercompany payables	$1,117,874	$—	$6,032	$(1,123,906)	$—
Other current liabilities	123,468	124,473	104,363	—	352,304
Total current liabilities	1,241,342	124,473	110,395	(1,123,906)	352,304
Long-term debt, net	371,662	—	—	—	371,662
Other liabilities	210,946	11,407	35,292	—	257,645
Total liabilities	1,823,950	135,880	145,687	(1,123,906)	981,611
Stockholders' equity	1,275,801	2,203,925	500,183	(2,704,108)	1,275,801
Total liabilities and stockholders' equity	$3,099,751	$2,339,805	$645,870	$(3,828,014)	$2,257,412

Condensed Consolidating Balance Sheet as of December 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,186	$159	$179,616	$—	$189,961
Accounts receivable, net	155,124	156,859	210,895	—	522,878
Intercompany receivables	—	1,093,211	32,695	(1,125,906)	—
Other current assets	31,933	21,840	27,567	—	81,340
Total current assets	197,243	1,272,069	450,773	(1,125,906)	794,179
Property and equipment, net	39,137	13,572	22,366	—	75,075
Goodwill	570,876	416,053	217,874	—	1,204,803
Other intangible assets, net	18,426	11,251	29,441	(14,968)	44,150
Investments in subsidiaries	2,175,362	566,911	—	(2,742,273)	—
Other assets	34,454	60,566	44,014	—	139,034
Total assets	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241
Liabilities
Intercompany payables	$1,125,906	$—	$—	$(1,125,906)	$—
Other current liabilities	127,295	144,474	138,559	—	410,328
Total current liabilities	1,253,201	144,474	138,559	(1,125,906)	410,328
Long-term debt, net	396,284	—	—	—	396,284
Other liabilities	194,042	14,753	49,863	—	258,658
Total liabilities	1,843,527	159,227	188,422	(1,125,906)	1,065,270
Stockholders' equity	1,191,971	2,181,195	576,046	(2,757,241)	1,191,971
Total liabilities and stockholders' equity	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended June 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$187,569	$159,288	$166,503	$(1,262)	$512,098
Operating expenses
Direct cost of revenues	115,751	110,665	105,334	(1,432)	330,318
Selling, general and administrative expenses	53,472	30,494	33,797	134	117,897
Amortization of other intangible assets	874	313	1,637	(772)	2,052
	170,097	141,472	140,768	(2,070)	450,267
Operating income	17,472	17,816	25,735	808	61,831
Other income (expense)	(32,179)	(572)	5,642	23,000	(4,109)
Income (loss) before income tax provision	(14,707)	17,244	31,377	23,808	57,722
Income tax provision	2,547	4,977	6,589	—	14,113
Equity in net earnings of subsidiaries	60,863	32,779	—	(93,642)	—
Net income	$43,609	$45,046	$24,788	$(69,834)	$43,609
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(23,683)	$—	$(23,683)
Other comprehensive loss, net of tax	—	—	(23,683)	—	(23,683)
Comprehensive income	$43,609	$45,046	$1,105	$(69,834)	$19,926

Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$163,649	$151,716	$131,480	$(2,130)	$444,715
Operating expenses
Direct cost of revenues	108,445	108,388	89,307	(2,069)	304,071
Selling, general and administrative expenses	45,908	31,730	30,542	(61)	108,119
Special charges	13,592	7,306	9,176	—	30,074
Amortization of other intangible assets	883	540	1,741	(742)	2,422
	168,828	147,964	130,766	(2,872)	444,686
Operating income (loss)	(5,179)	3,752	714	742	29
Other income (expense)	(5,361)	(71)	774	—	(4,658)
Income (loss) before income tax provision	(10,540)	3,681	1,488	742	(4,629)
Income tax provision (benefit)	(7,034)	4,219	3,342	—	527
Equity in net earnings of subsidiaries	(1,650)	(3,862)	—	5,512	—
Net loss	$(5,156)	$(4,400)	$(1,854)	$6,254	$(5,156)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$10,174	$—	$10,174
Other comprehensive income, net of tax	—	—	10,174	—	10,174
Comprehensive income (loss)	$(5,156)	$(4,400)	$8,320	$6,254	$5,018

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$372,890	$316,417	$324,275	$(3,710)	$1,009,872
Operating expenses
Direct cost of revenues	231,211	220,063	203,931	(3,770)	651,435
Selling, general and administrative expenses	104,153	59,474	66,374	24	230,025
Amortization of other intangible assets	1,748	727	3,427	(1,580)	4,322
	337,112	280,264	273,732	(5,326)	885,782
Operating income	35,778	36,153	50,543	1,616	124,090
Other income (expense)	(15,249)	(881)	3,977	—	(12,153)
Income before income tax provision	20,529	35,272	54,520	1,616	111,937
Income tax provision	6,917	11,017	11,449	—	29,383
Equity in net earnings of subsidiaries	68,942	67,567	—	(136,509)	—
Net income	$82,554	$91,822	$43,071	$(134,893)	$82,554
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$(13,237)	$—	$(13,237)
Other comprehensive loss, net of tax	—	—	(13,237)	—	(13,237)
Comprehensive income	$82,554	$91,822	$29,834	$(134,893)	$69,317

Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended June 30, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$315,456	$322,742	$257,583	$(4,722)	$891,059
Operating expenses
Direct cost of revenues	219,703	226,174	171,868	(4,602)	613,143
Selling, general and administrative expenses	91,706	63,109	61,114	(120)	215,809
Special charges	13,592	7,306	9,176	—	30,074
Amortization of other intangible assets	1,785	1,080	3,511	(1,461)	4,915
	326,786	297,669	245,669	(6,183)	863,941
Operating income (loss)	(11,330)	25,073	11,914	1,461	27,118
Other income (expense)	(10,613)	(498)	1,257	—	(9,854)
Income (loss) before income tax provision	(21,943)	24,575	13,171	1,461	17,264
Income tax provision (benefit)	(12,617)	15,137	5,884	—	8,404
Equity in net earnings of subsidiaries	18,186	4,711	—	(22,897)	—
Net income	$8,860	$14,149	$7,287	$(21,436)	$8,860
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$17,544	$—	$17,544
Other comprehensive income, net of tax	—	—	17,544	—	17,544
Comprehensive income	$8,860	$14,149	$24,831	$(21,436)	$26,404

 Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$37,040	$65,711	$(137,336)	$(34,585)
Investing activities
Purchases of property and equipment	(4,376)	(5,181)	(6,663)	(16,220)
Other	39	—	650	689
Net cash used in investing activities	(4,337)	(5,181)	(6,013)	(15,531)
Financing activities
Repayments under revolving line of credit, net	(25,000)	—	—	(25,000)
Deposits	—	—	2,602	2,602
Purchase and retirement of common stock	(14,220)	—	—	(14,220)
Net issuance of common stock under equity compensation plans	18,740	—	—	18,740
Payments for acquisition-related contingent consideration	(500)	(2,529)	—	(3,029)
Intercompany transfers	(7,792)	(58,009)	65,801	—
Net cash provided by (used in) financing activities	(28,772)	(60,538)	68,403	(20,907)
Effects of exchange rate changes on cash and cash equivalents	—	—	(2,382)	(2,382)
Net increase (decrease) in cash and cash equivalents	3,931	(8)	(77,328)	(73,405)
Cash and cash equivalents, beginning of year	10,186	159	179,616	189,961
Cash and cash equivalents, end of year	$14,117	$151	$102,288	$116,556
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(56,917)	$1,386	$(26,669)	$(82,200)
Investing activities
Purchases of property and equipment	(5,440)	(4,655)	(3,032)	(13,127)
Other	72	—	—	72
Net cash used in investing activities	(5,368)	(4,655)	(3,032)	(13,055)
Financing activities
Borrowings under revolving line of credit, net	115,000	—	—	115,000
Deposits	—	—	3,262	3,262
Purchase and retirement of common stock	(102,513)	—	—	(102,513)
Net issuance of common stock under equity compensation plans	(500)	—	—	(500)
Payments for acquisition-related contingent consideration	(79)	—	—	(79)
Intercompany transfers	18,070	3,271	(21,341)	—
Net cash provided by (used in) financing activities	29,978	3,271	(18,079)	15,170
Effects of exchange rate changes on cash and cash equivalents	—	—	2,438	2,438
Net increase (decrease) in cash and cash equivalents	(32,307)	2	(45,342)	(77,647)
Cash and cash equivalents, beginning of year	47,420	156	168,582	216,158
Cash and cash equivalents, end of year	$15,113	$158	$123,240	$138,511

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three and six months ended June 30, 2018 and 2017 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
BUSINESS OVERVIEW
FTI Consulting is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political and regulatory, reputational and transactional. Individually, each of our practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting, Inc. ("FTI Consulting") offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management and rapid response to unexpected events and dynamic environments.
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transactions practices include financings, mergers and acquisitions ("M&A"), M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.
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
Our Strategic Communications segment designs and executes communications strategies for board of directors and management teams to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position, and preserve and grow their operations.
We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Most of our services are rendered under time and expense arrangements that obligate the client to pay us a fee for the hours that we incur at agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, which may include the cost of producing our work product and other direct expenses that we incur on behalf of the client, such as travel costs. We also render services for which certain clients may be required to pay us a fixed-fee or recurring retainer. These arrangements are generally cancelable at any time. Some of our engagements contain performance-based arrangements in which we earn a contingent or success fee when and if certain predefined outcomes occur. This type of success fee may supplement a time and expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of when achieving the performance-based criteria becomes probable. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
In our Technology segment, certain clients are billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail® software products. We license certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenues are defined as revenues billed on a per item, per page or some other unit-based method and include revenues from data processing and hosting, software usage and software licensing. Unit-based revenues include revenues associated with our proprietary software that are made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions. On-premise revenues are composed of upfront license fees, with recurring support and maintenance.
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
We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 14, “Segment Reporting” in Part I, Item 1, of this Quarterly Report on Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income is a component of the definition of Adjusted Segment EBITDA.

We define Segment Operating Income (Loss), a GAAP financial measure, as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) to calculate Adjusted Segment EBITDA. We define Adjusted Segment EBITDA, a GAAP financial measure, as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenues.
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
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income (loss) and earnings (loss) per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt and the impact of adopting the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). We use Adjusted Net Income to calculate Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that this non-GAAP financial measure, which excludes the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt and the impact of adopting the 2017 Tax Act, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends.
We define Free Cash Flow, which is a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash payments for purchases of property and equipment. We believe this non-GAAP financial measure, when considered together with our GAAP financial results, provides management and investors with an additional understanding of the Company’s ability to generate cash for ongoing business operations and other capital deployment.
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

EXECUTIVE HIGHLIGHTS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$512,098	$444,715	$1,009,872	$891,059
Special charges (1)	$—	$30,074	$—	$30,074
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Adjusted EBITDA	$72,371	$40,788	$144,665	$79,107
Earnings (loss) per common share — diluted	$1.14	$(0.13)	$2.18	$0.22
Adjusted earnings per common share — diluted	$1.14	$0.40	$2.18	$0.75
Net cash provided by (used in) operating activities	$34,615	$10,887	$(34,585)	$(82,200)
Total number of employees	4,608	4,629	4,608	4,629

(1)	Excluded from non-GAAP measures.
Second Quarter 2018 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2018 increased $67.4 million, or 15.2%, to $512.1 million, as compared to the three months ended June 30, 2017. The increase included a 1.3% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $61.6 million, or 13.8%, as compared to the three months ended June 30, 2017. The increase in revenues was primarily driven by higher demand within the Corporate Finance, FLC, Strategic Communications and Economic Consulting segments.
On January 1, 2018, the Company adopted Revenue from Contracts with Customers ("ASC 606"), which changes the timing of when certain types of revenue will be recognized. Our adoption of the new standard had an immaterial transition impact on retained earnings as of January 1, 2018 and did not significantly impact our revenues during the three months ended June 30, 2018.
Special Charges
There were no special charges recorded during the three months ended June 30, 2018.
During the three months ended June 30, 2017, we recorded a special charge of $30.1 million. The charge includes the impact of certain targeted reductions in areas of each segment where we needed to realign our workforce with then-current business demand and in certain corporate departments where we were able to streamline support activities. In addition, certain strategic actions were taken to reduce our future real estate costs. The special charge included the following components:

•	$16.1 million of employee severance and other employee-related costs.

•	$12.4 million of exit costs associated with the curtailment of our lease on our executive office in Washington, D.C.

•	$1.6 million of other expenses, including costs related to disposing or closing several small international offices.

The following table details the special charges by segment for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
	(in thousands)
Corporate Finance & Restructuring	$—	$3,049
Forensic and Litigation Consulting	—	10,445
Economic Consulting	—	5,910
Technology	—	3,827
Strategic Communications	—	3,599
Segment special charges	—	26,830
Unallocated Corporate	—	3,244
Total	$—	$30,074
Net income (loss)
Net income for the three months ended June 30, 2018 increased $48.8 million to $43.6 million, as compared to a loss of $5.2 million for the three months ended June 30, 2017. This increase was due to the impact of higher operating profits driven by segment performance and a lower effective income tax rate. In addition, the three months ended June 30, 2017 included a pretax special charge of $30.1 million related to headcount and real estate actions.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2018 increased $31.6 million, or 77.4%, to $72.4 million, as compared to the three months ended June 30, 2017. Adjusted EBITDA was 14.1% of revenues for the three months ended June 30, 2018 compared with 9.2% of revenues for the three months ended June 30, 2017. The increase in Adjusted EBITDA was primarily due to higher revenues and improved utilization largely within the Corporate Finance, FLC and Strategic Communications segments, partially offset by higher unallocated corporate expenses.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2018 increased $1.27 to $1.14 compared to a loss of $0.13 for the three months ended June 30, 2017. The increase in EPS was due to the operating results described above, a lower effective income tax rate and lower weighted average shares outstanding resulting from repurchases under our stock repurchase program. In addition, loss per diluted share for the three months ended June 30, 2017 included a special charge, which reduced EPS by $0.52.
Adjusted EPS, which excludes the impact of special charges, increased $0.74 to $1.14 for the three months ended June 30, 2018 compared with $0.40 for the three months ended June 30, 2017.
Liquidity and capital allocation
Net cash provided by operating activities for the three months ended June 30, 2018 increased $23.7 million to $34.6 million compared with $10.9 million for the three months ended June 30, 2017. The increase was primarily due to higher cash collections resulting from higher revenues, which was partially offset by higher income tax payments. Days sales outstanding (“DSO”) of 101 days at June 30, 2018 compared to 103 days at June 30, 2017.
Free Cash Flow was an inflow of $26.1 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily due to an increase in net cash provided by operating activities, as described above.

Headcount
Our total headcount decreased 0.02% from 4,609 at December 31, 2017 to 4,608 at June 30, 2018. The following table includes the net billable headcount additions (reductions) for the three months ended June 30, 2018:

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2017	901	1,067	683	292	630	3,573
Additions (reductions), net	9	5	6	(4)	—	16
March 31, 2018	910	1,072	689	288	630	3,589
Additions (reductions), net	(39)	(7)	6	5	(2)	(37)
June 30, 2018	871	1,065	695	293	628	3,552
Percentage change in headcount from December 31, 2017	-3.3%	-0.2%	1.8%	0.3%	-0.3%	-0.6%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$141,355	$117,487	$284,277	$223,388
Forensic and Litigation Consulting	133,527	111,410	261,566	222,816
Economic Consulting	133,308	124,004	266,417	263,225
Technology	46,429	45,566	87,343	91,653
Strategic Communications	57,479	46,248	110,269	89,977
Total revenues	$512,098	$444,715	$1,009,872	$891,059
Segment operating income (loss)
Corporate Finance & Restructuring	$34,041	$15,447	$67,252	$24,196
Forensic and Litigation Consulting	26,173	1,183	50,503	13,107
Economic Consulting	14,024	8,008	31,672	26,510
Technology	3,967	(1,568)	6,560	2,872
Strategic Communications	9,508	(755)	17,873	1,772
Total segment operating income	87,713	22,315	173,860	68,457
Unallocated corporate expenses	(25,882)	(22,286)	(49,770)	(41,339)
Operating income	61,831	29	124,090	27,118
Other income (expense)
Interest income and other	2,474	1,592	674	2,197
Interest expense	(6,583)	(6,250)	(12,827)	(12,051)
	(4,109)	(4,658)	(12,153)	(9,854)
Income (loss) before income tax provision	57,722	(4,629)	111,937	17,264
Income tax provision	14,113	527	29,383	8,404
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Earnings (loss) per common share — basic	$1.18	$(0.13)	$2.24	$0.22
Earnings (loss) per common share — diluted	$1.14	$(0.13)	$2.18	$0.22

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Add back:
Income tax provision	14,113	527	29,383	8,404
Interest income and other	(2,474)	(1,592)	(674)	(2,197)
Interest expense	6,583	6,250	12,827	12,051
Depreciation and amortization	8,488	7,727	16,253	16,298
Amortization of other intangible assets	2,052	2,422	4,322	4,915
Special charges	—	30,074	—	30,074
Remeasurement of acquisition-related contingent consideration	—	536	—	702
Adjusted EBITDA	$72,371	$40,788	$144,665	$79,107

Reconciliation of Net Income (Loss) and Earnings (Loss) per Diluted Share to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Add back:
Special charges	—	30,074	—	30,074
Tax impact of special charges	—	(9,103)	—	(9,103)
Remeasurement of acquisition-related contingent consideration	—	536	—	702
Tax impact of remeasurement of acquisition-related contingent consideration	—	(204)	—	(269)
Adjusted net income	$43,609	$16,147	$82,554	$30,264
Earnings (loss) per common share — diluted	$1.14	$(0.13)	$2.18	$0.22
Add back:
Special charges	—	0.75	—	0.74
Tax impact of special charges	—	(0.23)	—	(0.22)
Remeasurement of acquisition-related contingent consideration	—	0.01	—	0.02
Tax impact of remeasurement of acquisition-related contingent consideration	—	—	—	(0.01)
Adjusted earnings per common share — diluted	$1.14	$0.40	$2.18	$0.75
Weighted average number of common shares outstanding — diluted (1)	38,271	39,932	37,942	40,502

(1)
For the three months ended June 30, 2017, the Company reported a net loss. For the period, the basic weighted average common shares outstanding equals the diluted weighted average common shares outstanding for purposes of calculating earnings per share because potentially dilutive securities would be antidilutive. For non-GAAP purposes, Adjusted EPS and diluted weighted average number of common shares outstanding presented herein reflect the impact of inclusion of share-based awards that are considered dilutive based on the impact of the add-backs included in Adjusted Net Income above.

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$34,615	$10,887	$(34,585)	$(82,200)
Purchases of property and equipment	(8,540)	(7,296)	(16,220)	(13,127)
Free Cash Flow	$26,075	$3,591	$(50,805)	$(95,327)

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and selling, general and administrative (“SG&A”) expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended June 30, 2018 increased $3.6 million, or 16.1%, to $25.9 million compared to $22.3 million for the three months ended June 30, 2017. Excluding the impact of special charges of $3.2 million recorded in 2017, unallocated corporate expenses increased $6.8 million, or 35.9%. The increase was primarily due to higher incentive compensation and higher costs for regional business development personnel and initiatives, as well as higher legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $0.9 million to $2.5 million for the three months ended June 30, 2018 compared with $1.6 million for the three months ended June 30, 2017. The increase was primarily due to net unrealized FX gains, which was $2.1 million for the three months ended June 30, 2018 compared with a $0.7 million gain for the three months ended June 30, 2017. This increase was partially offset by a loss on sale of investment of $0.4 million in the second quarter of 2018. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended June 30, 2018 increased $0.3 million to $6.6 million compared to $6.3 million for three months ended June 30, 2017.
Income tax provision
The effective income tax rate for the three months ended June 30, 2018 was 24.4% compared with (11.4)% for the three months ended June 30, 2017. For the three months ended June 30, 2017, we generated a loss before income tax provision as a result of a pretax special charge of $30.1 million, which yielded a negative effective tax rate. Excluding the impact of the special charge, the effective tax rate for the three months ended June 30, 2017 was 37.8%.
The 2018 rate was favorably impacted by reductions in the U.S. income tax rate as a result of the 2017 Tax Act and a favorable discrete tax adjustment reflecting changes in certain state tax laws.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expense.
Unallocated corporate expenses
Unallocated corporate expenses for the six months ended June 30, 2018 increased $8.4 million, or 20.4%, to $49.8 million compared to $41.3 million for the six months ended June 30, 2017. Excluding the impact of special charges of $3.2 million recorded in 2017, unallocated corporate expenses increased $11.7 million, or 30.6%. The increase was primarily due to higher incentive compensation and higher costs for regional business development personnel and initiatives, as well as higher legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.5 million to $0.7 million for the six months ended June 30, 2018 compared with $2.2 million for the six months ended June 30, 2017. The decrease was primarily due to net unrealized FX losses, which were $0.3 million for the six months ended June 30, 2018 compared with a $0.3 million gain for the six months ended June 30, 2017. Additionally, the decrease was due to loss on sale of investment of $0.6 million in the second quarter of 2018. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the six months ended June 30, 2018 increased $0.8 million to $12.8 million compared to $12.1 million for the six months ended June 30, 2017.
Income tax provision
The effective income tax rate for the six months ended June 30, 2018 was 26.3% compared with 48.7% for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2017 was unfavorably impacted by non-deductible foreign losses on lower income before income taxes. Excluding the impact of a special charge, the effective tax rate for the six months ended June 30, 2017 was 37.0%.
The 2018 rate was favorably impacted by reductions in the U.S. income tax rate as a result of the 2017 Tax Act and a favorable discrete tax adjustment reflecting changes in certain state tax laws.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income (Loss) to Total Adjusted Segment EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$43,609	$(5,156)	$82,554	$8,860
Add back:
Income tax provision	14,113	527	29,383	8,404
Interest income and other	(2,474)	(1,592)	(674)	(2,197)
Interest expense	6,583	6,250	12,827	12,051
Unallocated corporate expenses (1)	25,882	22,286	49,770	41,339
Total segment operating income	87,713	22,315	173,860	68,457
Add back:
Segment depreciation expense	7,574	6,783	14,438	13,999
Amortization of other intangible assets	2,052	2,422	4,322	4,915
Segment special charges	—	26,830	—	26,830
Remeasurement of acquisition-related contingent consideration	—	536	—	702
Total Adjusted Segment EBITDA	$97,339	$58,886	$192,620	$114,903

(1)	Includes a $3.2 million special charge for targeted reductions in certain corporate departments that took place in the three and six months ended June 30, 2017.

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	871	881	871	881
Forensic and Litigation Consulting	1,065	1,070	1,065	1,070
Economic Consulting	695	652	695	652
Technology (1)	293	301	293	301
Strategic Communications	628	659	628	659
Total revenue-generating professionals	3,552	3,563	3,552	3,563
Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	67%	60%	69%	60%
Forensic and Litigation Consulting	67%	60%	67%	60%
Economic Consulting	69%	68%	70%	70%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$458	$403	$450	$390
Forensic and Litigation Consulting	$340	$310	$334	$320
Economic Consulting	$534	$542	$538	$548

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 255 as-needed employees during the three months ended June 30, 2018 compared with 392 as-needed employees during the three months ended June 30, 2017.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$141,355	$117,487	$284,277	$223,388
Percentage change in revenues from prior year	20.3%	-11.1%	27.3%	-13.8%
Operating expenses
Direct cost of revenues	84,429	77,078	171,032	151,743
Selling, general and administrative expenses	22,102	21,129	44,419	42,821
Special charges	—	3,049	—	3,049
Amortization of other intangible assets	783	784	1,574	1,579
	107,314	102,040	217,025	199,192
Segment operating income	34,041	15,447	67,252	24,196
Percentage change in segment operating income from prior year	120.4%	-49.3%	177.9%	-60.0%
Add back:
Depreciation and amortization of intangible assets	1,736	1,552	3,329	3,128
Special charges	—	3,049	—	3,049
Adjusted Segment EBITDA	$35,777	$20,048	$70,581	$30,373
Gross profit (1)	$56,926	$40,409	$113,245	$71,645
Percentage change in gross profit from prior year	40.9%	-21.2%	58.1%	-30.4%
Gross profit margin (2)	40.3%	34.4%	39.8%	32.1%
Adjusted Segment EBITDA as a percent of revenues	25.3%	17.1%	24.8%	13.6%
Number of revenue-generating professionals (at period end)	871	881	871	881
Percentage change in number of revenue-generating professionals from prior year	-1.1%	3.3%	-1.1%	3.3%
Utilization rates of billable professionals	67%	60%	69%	60%
Average billable rate per hour	$458	$403	$450	$390

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenues increased $23.9 million, or 20.3%, to $141.4 million for the three months ended June 30, 2018, which included a 3.9% positive impact from a prior period acquisition. Excluding the estimated impact of acquisition-related revenues, the revenue increase was driven by increased demand for our restructuring services in North America and EMEA, and higher realization due to mix of client engagements and staffing across restructuring services and business transformation and transaction services in North America and EMEA.
Gross profit increased $16.5 million, or 40.9%, to $56.9 million for the three months ended June 30, 2018. Gross profit margin increased 5.9 percentage points for the three months ended June 30, 2018. This was primarily due to increased utilization because of higher demand along with higher realization in our global restructuring services and business transformation and transaction services.
SG&A expenses increased $1.0 million, or 4.6%, to $22.1 million for the three months ended June 30, 2018. SG&A expenses were 15.6% of revenues for the three months ended June 30, 2018 compared with 18.0% of revenues for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues increased $60.9 million, or 27.3%, to $284.3 million for the six months ended June 30, 2018, which included a 1.6% estimated positive impact from FX and a 4.2% positive impact from a prior period acquisition. Excluding the estimated positive impact of FX and acquisition-related revenues, revenues increased $47.8 million, or 21.4%. The revenue increase was largely driven by increased demand for our global restructuring services and our business transformation and transaction services, primarily in North America, along with higher realization due to mix of client engagements and staffing globally.
Gross profit increased $41.6 million, or 58.1%, to $113.2 million for the six months ended June 30, 2018. Gross profit margin increased 7.7 percentage points for the six months ended June 30, 2018. This was primarily due to increased utilization because of higher demand along with higher realization in our global restructuring services and business transformation and transaction services.
SG&A expenses increased $1.6 million, or 3.7%, to $44.4 million for the six months ended June 30, 2018. SG&A expenses were 15.6% of revenues for the six months ended June 30, 2018 compared with 19.2% of revenues for the six months ended June 30, 2017. The increase in SG&A expenses was primarily due to higher bad debt expense.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$133,527	$111,410	$261,566	$222,816
Percentage change in revenues from prior year	19.9%	-5.7%	17.4%	-6.1%
Operating expenses
Direct cost of revenues	83,660	77,360	164,437	154,238
Selling, general and administrative expenses	23,383	22,050	45,916	44,230
Special charges	—	10,445	—	10,445
Amortization of other intangible assets	311	372	710	796
	107,354	110,227	211,063	209,709
Segment operating income	26,173	1,183	50,503	13,107
Percentage change in segment operating income from prior year	NM (3)	-90.1%	285.3%	-56.5%
Add back:
Depreciation and amortization of intangible assets	1,442	1,404	2,869	3,001
Special charges	—	10,445	—	10,445
Adjusted Segment EBITDA	$27,615	$13,032	$53,372	$26,553
Gross profit (1)	$49,867	$34,050	$97,129	$68,578
Percentage change in gross profit from prior year	46.5%	-7.3%	41.6%	-9.3%
Gross profit margin (2)	37.3%	30.6%	37.1%	30.8%
Adjusted Segment EBITDA as a percent of revenues	20.7%	11.7%	20.4%	11.9%
Number of revenue-generating professionals (at period end)	1,065	1,070	1,065	1,070
Percentage change in number of revenue-generating professionals from prior year	-0.5%	-4.2%	-0.5%	-4.2%
Utilization rates of billable professionals	67%	60%	67%	60%
Average billable rate per hour	$340	$310	$334	$320

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Fluctuation in terms of percentage change is not meaningful.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenues increased $22.1 million, or 19.9%, to $133.5 million for the three months ended June 30, 2018. The increase was driven by increased demand and higher realization due to staffing mix for our global investigations and global construction solutions practices.
Gross profit increased $15.8 million, or 46.5%, to $49.9 million for the three months ended June 30, 2018. Gross profit margin increased 6.7 percentage points for the three months ended June 30, 2018. The increase in gross profit margin is related to higher revenues coupled with higher utilization in our global investigations and global construction solutions, partially offset by lower utilization in our health solutions practice.
SG&A expenses increased $1.3 million, or 6.0%, to $23.4 million for the three months ended June 30, 2018. SG&A expenses were 17.5% of revenues for the three months ended June 30, 2018 compared with 19.8% of revenues for the three months ended June 30, 2017. The increase in SG&A expense was due to higher personnel costs, higher recruiting expenses and higher rent and occupancy expenses, partially offset by lower bad debt expense.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues increased $38.8 million, or 17.4%, to $261.6 million for the six months ended June 30, 2018, which included a 1.1% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues increased $36.2 million, or 16.2%. The increase was driven by increased demand for our global investigations and global construction solutions practices.
Gross profit increased $28.6 million, or 41.6%, to $97.1 million for the six months ended June 30, 2018. Gross profit margin increased 6.3 percentage points for the six months ended June 30, 2018. The increase in gross profit margin is related to higher revenues and higher utilization in our global investigations practices and global construction solutions practice, partially offset by higher performance-based compensation.
SG&A expenses increased $1.7 million, or 3.8%, to $45.9 million for the six months ended June 30, 2018. SG&A expenses were 17.6% of revenues for the six months ended June 30, 2018 compared with 19.9% of revenues for the six months ended June 30, 2017. The increase in SG&A expenses was primarily driven by higher bad debt expense.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$133,308	$124,004	$266,417	$263,225
Percentage change in revenues from prior year	7.5%	5.1%	1.2%	5.8%
Operating expenses
Direct cost of revenues	100,160	91,679	197,783	194,952
Selling, general and administrative expenses	19,053	18,252	36,767	35,544
Special charges	—	5,910	—	5,910
Amortization of other intangible assets	71	155	195	309
	119,284	115,996	234,745	236,715
Segment operating income	14,024	8,008	31,672	26,510
Percentage change in segment operating income from prior year	75.1%	-44.0%	19.5%	-23.2%
Add back:
Depreciation and amortization of intangible assets	1,448	1,591	2,936	3,199
Special charges	—	5,910	—	5,910
Adjusted Segment EBITDA	$15,472	$15,509	$34,608	$35,619
Gross profit (1)	$33,148	$32,325	$68,634	$68,273
Percentage change in gross profit from prior year	2.5%	0.8%	0.5%	-0.9%
Gross profit margin (2)	24.9%	26.1%	25.8%	25.9%
Adjusted Segment EBITDA as a percent of revenues	11.6%	12.5%	13.0%	13.5%
Number of revenue-generating professionals (at period end)	695	652	695	652
Percentage change in number of revenue-generating professionals from prior year	6.6%	7.9%	6.6%	7.9%
Utilization rates of billable professionals	69%	68%	70%	70%
Average billable rate per hour	$534	$542	$538	$548

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenues increased $9.3 million, or 7.5%, to $133.3 million for the three months ended June 30, 2018, which included a 1.6% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues increased $7.3 million, or 5.9%, primarily due to higher demand for financial economic services and international arbitration services in North America and EMEA, partially offset by lower realization for antitrust services in EMEA.
Gross profit increased $0.8 million, or 2.5%, to $33.1 million for the three months ended June 30, 2018. Gross profit margin decreased 1.2 percentage points for the three months ended June 30, 2018. The decrease in gross profit margin was primarily due to higher variable compensation and billable headcount.
SG&A expenses increased $0.8 million, or 4.4%, to $19.1 million for the three months ended June 30, 2018. SG&A expenses were 14.3% of revenues for the three months ended June 30, 2018 compared with 14.7% of revenues for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues increased $3.2 million, or 1.2%, to $266.4 million for the six months ended June 30, 2018, which included a 2.2% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues decreased $2.7 million, or 1.0%, primarily due to lower demand for antitrust services in North America, which was partially offset by higher demand for financial economic services in North America and antitrust services in EMEA.
Gross profit increased $0.4 million, or 0.5%, to $68.6 million for the six months ended June 30, 2018. Gross profit margin decreased 0.1 percentage point for the six months ended June 30, 2018.
SG&A expenses increased $1.2 million, or 3.4%, to $36.8 million for the six months ended June 30, 2018. SG&A expenses were 13.8% of revenues for the six months ended June 30, 2018 compared with 13.5% of revenues for the six months ended June 30, 2017. The increase in SG&A expenses was primarily driven by the negative impact of FX and higher infrastructure support costs.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Revenues	$46,429	$45,566	$87,343	$91,653
Percentage change in revenues from prior year	1.9%	8.8%	-4.7%	1.7%
Operating expenses
Direct cost of revenues	26,893	27,463	51,531	53,070
Selling, general and administrative expenses	15,555	15,683	29,176	31,565
Special charges	—	3,827	—	3,827
Amortization of other intangible assets	14	161	76	319
	42,462	47,134	80,783	88,781
Segment operating income (loss)	3,967	(1,568)	6,560	2,872
Percentage change in segment operating income from prior year	NM (4)	NM (4)	128.4%	NM (4)
Add back:
Depreciation and amortization of intangible assets	3,541	3,162	6,680	6,526
Special charges	—	3,827	—	3,827
Adjusted Segment EBITDA	$7,508	$5,421	$13,240	$13,225
Gross profit (1)	$19,536	$18,103	$35,812	$38,583
Percentage change in gross profit from prior year	7.9%	4.9%	-7.2%	3.4%
Gross profit margin (2)	42.1%	39.7%	41.0%	42.1%
Adjusted Segment EBITDA as a percent of revenues	16.2%	11.9%	15.2%	14.4%
Number of revenue-generating professionals (at period end) (3)	293	301	293	301
Percentage change in number of revenue-generating professionals from prior year	-2.7%	0.0%	-2.7%	0.0%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

(4)	Fluctuation in terms of percentage change is not meaningful.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenues increased $0.9 million, or 1.9%, to $46.4 million for the three months ended June 30, 2018. This increase was primarily due to higher demand for consulting and hosting services, which was partially offset by reduced demand for managed review services related to M&A second requests and global investigations.
Gross profit increased $1.4 million, or 7.9%, to $19.5 million for the three months ended June 30, 2018. Gross profit margin increased by 2.4 percentage points for the three months ended June 30, 2018. The increase in gross profit margin was due to increased utilization in consulting services and higher demand for hosting, partially offset by a decline in higher margin managed review services.
SG&A expenses decreased $0.1 million, or 0.8%, to $15.6 million for the three months ended June 30, 2018. SG&A expenses were 33.5% of revenues for the three months ended June 30, 2018 compared with 34.4% of revenues for the three months ended June 30, 2017. The decrease in SG&A expenses was due to lower research and development expenses, partially offset by higher compensation and other general overhead expenses. Research and development expenses related to software development were $2.9 million for the three months ended June 30, 2018, a decline of $1.4 million compared with $4.3 million for the three months ended June 30, 2017.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues decreased $4.3 million, or 4.7%, to $87.3 million for the six months ended June 30, 2018, which included a 1.3% estimated positive impact from FX. Excluding the estimated impact of FX, revenues decreased $5.5 million, or 6.0%, due primarily to reduced demand for our managed review services, driven largely by a reduction in M&A second requests, which was partially offset by higher demand for our consulting services.
Gross profit decreased $2.8 million, or 7.2%, to $35.8 million for the six months ended June 30, 2018. Gross profit margin decreased by 1.1 percentage point for the six months ended June 30, 2018. The decrease in gross profit margin was due to a decline in higher margin managed review services, partially offset by improved price realization in consulting services and higher demand in software licensing.
SG&A expenses decreased $2.4 million, or 7.6%, to $29.2 million for the six months ended June 30, 2018. SG&A expenses were 33.4% of revenues for the six months ended June 30, 2018 compared with 34.4% of revenues for the six months ended June 30, 2017. The decrease in SG&A expenses was due to lower bad debt expense, which included the collection of a previously reserved amount, lower research and development expenses, and lower other general overhead expenses. Research and development expenses related to software development were $5.8 million for the six months ended June 30, 2018, a decline of $2.7 million compared with $8.5 million for the six months ended June 30, 2017.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Revenues	$57,479	$46,248	$110,269	$89,977
Percentage change in revenues from prior year	24.3%	-7.4%	22.6%	-5.3%
Operating expenses
Direct cost of revenues	35,176	30,488	66,652	59,137
Selling, general and administrative expenses	11,922	11,430	23,977	22,855
Special charges	—	3,599	—	3,599
Remeasurement of acquisition-related contingent consideration	—	536	—	702
Amortization of other intangible assets	873	950	1,767	1,912
	47,971	47,003	92,396	88,205
Segment operating income (loss)	9,508	(755)	17,873	1,772
Percentage change in segment operating income from prior year	1,359.3%	-110.8%	908.6%	-83.4%
Add back:
Depreciation and amortization of intangible assets	1,459	1,496	2,946	3,060
Special charges	—	3,599	—	3,599
Fair value remeasurement of contingent consideration	—	536	—	702
Adjusted Segment EBITDA	$10,967	$4,876	$20,819	$9,133
Gross profit (1)	$22,303	$15,760	$43,617	$30,840
Percentage change in gross profit from prior year	41.5%	-19.8%	41.4%	-16.2%
Gross profit margin (2)	38.8%	34.1%	39.6%	34.3%
Adjusted Segment EBITDA as a percent of revenues	19.1%	10.5%	18.9%	10.2%
Number of revenue-generating professionals (at period end)	628	659	628	659
Percentage change in number of revenue-generating professionals from prior year	-4.7%	8.7%	-4.7%	8.7%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenues increased $11.2 million, or 24.3%, to $57.5 million for the three months ended June 30, 2018, which included a 3.5% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $9.6 million, or 20.8%, due to higher project and retainer revenues, primarily in financial communications and public affairs related engagements.
Gross profit increased $6.5 million, or 41.5%, to $22.3 million for the three months ended June 30, 2018. Gross profit margin increased 4.7 percentage points for the three months ended June 30, 2018. The increase in gross profit margin was primarily due to higher revenues, partially offset by higher variable compensation.
SG&A expenses increased $0.5 million, or 4.3%, to $11.9 million for the three months ended June 30, 2018.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues increased $20.3 million, or 22.6%, to $110.3 million for the six months ended June 30, 2018, which included a 5.0% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues increased $15.8 million, or 17.5%, due to higher project and retainer revenues, primarily in financial communications and public affairs related engagements.

Gross profit increased $12.8 million, or 41.4%, to $43.6 million for the six months ended June 30, 2018. Gross profit margin increased 5.3 percentage points for the six months ended June 30, 2018. The increase in gross profit margin was due to higher revenues, partially offset by higher variable compensation and a higher proportion of lower margin pass-through revenues.
SG&A expenses increased $1.1 million, or 4.9%, to $24.0 million for the six months ended June 30, 2018, which was primarily due to a 4.7% estimated unfavorable impact from FX. SG&A expenses were 21.7% of revenues for the six months ended June 30, 2018 compared with 25.4% of revenues for the six months ended June 30, 2017.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies, on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
Cash Flows	2018	2017
	(dollars in thousands)
Net cash used in operating activities	$(34,585)	$(82,200)
Net cash used in investing activities	$(15,531)	$(13,055)
Net cash provided by (used in) financing activities	$(20,907)	$15,170
DSO	101	103
We have generally financed our day-to-day operations, capital expenditures and acquisitions through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our quarterly operating cash flows are generally positive after the first quarter of each year.
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
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Net cash used in operating activities for the six months ended June 30, 2018 was $34.6 million compared with $82.2 million for the six months ended June 30, 2017. We typically use cash in the first quarter as we make payments to employees for annual bonuses earned in the prior year. The decrease in net cash used in operating activities was primarily due to higher cash collections, partially offset by an increase in compensation payments and income tax payments.
Net cash used in investing activities for the six months ended June 30, 2018 was $15.5 million compared with $13.1 million for the six months ended June 30, 2017. Capital expenditures were $16.2 million for the six months ended June 30, 2018 compared with $13.1 million for the six months ended June 30, 2017.
Net cash used in financing activities for the six months ended June 30, 2018 was $20.9 million compared with net cash provided by financing activities of $15.2 million for the six months ended June 30, 2017. Cash used in financing activities for the six months ended June 30, 2018 included $25.0 million of net repayments under our senior secured bank revolving credit facility (“Credit Facility”) and payments of $14.2 million for common stock repurchases under the Repurchase Program, partially offset by $18.7 million net issuance of common stock under our equity compensation plans. Net cash provided by financing activities for the six months ended June 30, 2017 included $115.0 million of net borrowings under our Credit Facility, partially offset by payments of $102.5 million for common stock repurchases under the Repurchase Program.
Capital Resources
As of June 30, 2018, our capital resources included $116.6 million of cash and cash equivalents and available borrowing capacity of $474.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of June 30, 2018, we had $75.0 million of borrowing outstanding under our Credit Facility and $1.0 million of outstanding letters of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Facility and the indenture governing our senior notes due 2022 ("2022 Notes") contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to Adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of Adjusted EBITDA less capital expenditures and cash taxes to cash interest expense). As of June 30, 2018, we were in compliance with all covenants as stipulated in the Credit Facility and the indenture governing our 2022 Notes.
Future Capital Needs
We anticipate that our future capital needs will principally consist of funds required for:

•	operating and general corporate expenses relating to the operation of our businesses;

•	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

•	debt service requirements, including interest payments on our long-term debt;

•	compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs;

•	discretionary funding of the Repurchase Program;

•	contingent obligations related to our acquisitions;

•	potential acquisitions of businesses; and

•	other known future contractual obligations.
During the six months ended June 30, 2018, we spent $13.6 million in capital expenditures to support our organization, including direct support for specific client engagements. We expect to make additional capital expenditures in an aggregate amount between $20 million and $27 million for the remainder of 2018. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.
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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2022 Notes. See “Forward-Looking Statements” of this Quarterly Report on Form 10-Q and “Risk Factors” previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including the 2017 Tax Act, and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

•	changes in demand for our services;

•	our ability to attract and retain qualified professionals and senior management;

•	conflicts resulting in our inability to represent certain clients;

•	our former employees joining or forming competing businesses;

•	our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;

•
our ability to identify suitable acquisition candidates, negotiate favorable terms, take advantage of opportunistic acquisition situations and integrate the operations of acquisitions, as well as the costs of integration;

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace key personnel, including former executives, officers, senior managers and practice and regional leaders who have highly specialized skills and experience;

•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information;

•	legislation or judicial rulings, including legislation or rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected termination of client engagements;

•	competition for clients and key personnel;

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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May yet Be Purchased under the Program
	(in thousands, except per share data)
April 1 through April 30, 2018	—	(2)	$47.97	—	$99,099
May 1 through May 31, 2018	1	(3)	$57.51	—	$99,099
June 1 through June 30, 2018	3	(4)	$63.95	—	$99,099
Total	4			—

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million, increasing the Repurchase Program to an aggregate authorization of $300.0 million. There were no repurchases during the quarter ended June 30, 2018.

(2)	Includes 80 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 1,336 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 2,684 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Date: July 26, 2018

FTI CONSULTING, INC.

By:	/s/ Catherine M. Freeman
Catherine M. Freeman
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)