Form 10-Q
period 2018-09-30
FTI CONSULTING INC
filed 2018-10-25
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2018
Common stock, par value $0.01 per share	38,387,013

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$505,867	$189,961
Accounts receivable:
Billed receivables	477,408	390,996
Unbilled receivables	366,997	312,569
Allowance for doubtful accounts and unbilled services	(221,008)	(180,687)
Accounts receivable, net	623,397	522,878
Current portion of notes receivable	31,318	25,691
Prepaid expenses and other current assets	45,931	55,649
Total current assets	1,206,513	794,179
Property and equipment, net	82,476	75,075
Goodwill	1,175,929	1,204,803
Other intangible assets, net	36,729	44,150
Notes receivable, net	89,342	98,105
Other assets	37,849	40,929
Total assets	$2,628,838	$2,257,241
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$116,222	$94,873
Accrued compensation	286,149	268,513
Billings in excess of services provided	38,178	46,942
Current portion of long-term debt, net	296,851	—
Total current liabilities	737,400	410,328
Long-term debt, net	263,317	396,284
Deferred income taxes	153,045	124,471
Other liabilities	123,601	134,187
Total liabilities	1,277,363	1,065,270
Commitments and contingent liabilities (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 38,356 (2018) and 37,729 (2017)	384	377
Additional paid-in capital	315,720	266,035
Retained earnings	1,173,003	1,045,774
Accumulated other comprehensive loss	(137,632)	(120,215)
Total stockholders' equity	1,351,475	1,191,971
Total liabilities and stockholders' equity	$2,628,838	$2,257,241

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$513,012	$448,962	$1,522,884	$1,340,021
Operating expenses
Direct cost of revenues	336,477	294,851	987,912	907,994
Selling, general and administrative expenses	117,448	104,161	347,473	319,970
Special charges	—	—	—	30,074
Amortization of other intangible assets	1,975	2,882	6,297	7,797
	455,900	401,894	1,341,682	1,265,835
Operating income	57,112	47,068	181,202	74,186
Other income (expense)
Interest income and other	1,400	1,103	2,074	3,300
Interest expense	(7,246)	(6,760)	(20,073)	(18,811)
Gain on sale of business	13,031	—	13,031	—
	7,185	(5,657)	(4,968)	(15,511)
Income before income tax provision	64,297	41,411	176,234	58,675
Income tax provision	19,964	9,197	49,347	17,601
Net income	$44,333	$32,214	$126,887	$41,074
Earnings per common share — basic	$1.19	$0.86	$3.43	$1.05
Earnings per common share — diluted	$1.14	$0.85	$3.32	$1.03
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $373, $—, $373 and $—	$(4,180)	$11,234	$(17,417)	$28,778
Total other comprehensive income (loss), net of tax	(4,180)	11,234	(17,417)	28,778
Comprehensive income	$40,153	$43,448	$109,470	$69,852

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$126,887	$—	$126,887
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(17,417)	(17,417)
Issuance of common stock in connection with:
Exercise of options	853	9	34,160	—	—	34,169
Restricted share grants, less net settled shares of 51	307	3	(2,669)	—	—	(2,666)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(533)	(5)	(29,215)	—	—	(29,220)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Conversion feature of convertible senior notes due 2023, net	—	—	34,131	—	—	34,131
Share-based compensation	—	—	12,219	—	—	12,219
Balance at September 30, 2018	38,356	$384	$315,720	$1,173,003	$(137,632)	$1,351,475

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
Operating activities	2018	2017
Net income	$126,887	$41,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,548	23,768
Amortization and impairment of other intangible assets	6,297	7,797
Acquisition-related contingent consideration	355	1,547
Provision for doubtful accounts	11,951	10,510
Non-cash share-based compensation	12,219	12,888
Gain on sale of business	(13,031)	—
Amortization of debt discount and issuance costs	2,604	1,489
Other	751	297
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(130,369)	(72,640)
Notes receivable	2,659	8,449
Prepaid expenses and other assets	(174)	935
Accounts payable, accrued expenses and other	16,150	16,823
Income taxes	28,922	8,876
Accrued compensation	7,207	(34,123)
Billings in excess of services provided	(10,704)	(3,657)
Net cash provided by operating activities	86,272	24,033
Investing activities
Proceeds from sale of business	50,283	—
Payments for acquisition of businesses, net of cash received	—	(8,929)
Purchases of property and equipment	(27,841)	(20,021)
Other	741	74
Net cash provided by (used in) investing activities	23,183	(28,876)
Financing activities
Borrowings (repayments) under revolving line of credit, net	(100,000)	95,000
Proceeds from issuance of convertible notes	316,250	—
Payments of debt issue costs	(8,048)	—
Deposits	2,327	3,585
Purchase and retirement of common stock	(29,220)	(155,285)
Net issuance of common stock under equity compensation plans	31,241	(2,354)
Payments for acquisition-related contingent consideration	(3,029)	(79)
Net cash provided by (used in) financing activities	209,521	(59,133)
Effect of exchange rate changes on cash and cash equivalents	(3,070)	5,779
Net increase (decrease) in cash and cash equivalents	315,906	(58,197)
Cash and cash equivalents, beginning of period	189,961	216,158
Cash and cash equivalents, end of period	$505,867	$157,961
Supplemental cash flow disclosures
Cash paid for interest	$13,428	$12,424
Cash paid for income taxes, net of refunds	$20,324	$8,742
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,059	$1,547

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
Revenue Recognition
As of January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), which impacts the timing of when certain types of revenue will be recognized. Revenues are recognized when we satisfy a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods and services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.
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
2023 Convertible Notes
On August 20, 2018, we issued 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") with an aggregate principal amount of $316.3 million, payable semiannually in arrears on February 15th and August 15th of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. Upon conversion, the 2023 Convertible Notes may be settled, at our election in cash, shares of our common stock or a combination of cash and shares of our common stock.
We separately recorded the liability and equity components of the 2023 Convertible Notes. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2023 Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2023 Convertible Notes using the effective interest rate method.
We record debt issuance costs as an adjustment to the carrying amount of the related liability and equity components of our 2023 Convertible Notes. We amortize the debt discount and debt issuance costs on the liability component using the effective interest rate method over the expected life of the debt instrument.
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
Because we expect to settle the principal amount of the outstanding 2023 Convertible Notes in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature will have a dilutive impact on earnings per common share when the average market price of our common stock for a given period exceeds the conversion price of $101.38 per share. As we did not meet this threshold during the three and nine months ended September 30, 2018, any shares of common stock potentially issuable upon conversion of the 2023 Convertible Notes are excluded from the calculation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator — basic and diluted
Net income	$44,333	$32,214	$126,887	$41,074
Denominator
Weighted average number of common shares outstanding — basic	37,318	37,431	37,008	39,301
Effect of dilutive stock options	639	31	500	96
Effect of dilutive restricted shares	799	284	706	318
Weighted average number of common shares outstanding — diluted	38,756	37,746	38,214	39,715
Earnings per common share — basic	$1.19	$0.86	$3.43	$1.05
Earnings per common share — diluted	$1.14	$0.85	$3.32	$1.03
Antidilutive stock options and restricted shares	4	2,328	221	1,755
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
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. During the nine months ended September 30, 2018, the Company has not recognized any material changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. The accounting for the tax effects of the 2017 Tax Act will be finalized by the end of 2018 as we complete our federal and state tax returns and incorporate any additional guidance that may be issued by the U.S. tax authorities.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, amended in some respects by subsequent ASU's (collectively “ASC 842”), which supersedes existing lease guidance. Under ASC 842, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet, as well as to disclose key quantitative and qualitative information about leasing arrangements. This guidance is effective on a modified retrospective basis for reporting periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt ASC 842 using a modified transition approach, effective January 1, 2019, under which we will recognize a cumulative-effect adjustment to retained earnings on the date of adoption. As permitted by the guidance, prior comparative periods will not be adjusted under this method. In addition, we will elect the package of practical expedients available under the guidance that allows us not to reassess whether a contract contains a lease, lease classification or initial direct costs.
The Company's implementation plan is under way and includes an information system and business process change to accumulate the appropriate data in order to calculate and record the recognition of right-of-use assets, lease liabilities and the related expense recognition. We are creating an inventory of our existing portfolio of leases and continue to review other contracts to determine if they contain leases as defined by ASC 842. Our existing portfolio of leases is primarily composed of operating leases related to our offices. While this assessment continues, we are evaluating the effect of ASC 842 on our Condensed Consolidated Balance Sheets and related disclosures. We do not currently expect that the adoption of ASC 842 will have a material impact on our results of operations or cash flow presentation.
In August 2018, the FASB issued ASU 2018-15, Internal-Use Software (Subtopic 350-40): Customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires the Company to capitalize implementation costs of a hosting arrangement that is a service contract and expense those costs over the term of the hosting arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2019 although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
4. Revenues
Revenues recognized during the current period may include revenues recognized from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for our performance based and contingent arrangements, resulting in a catch-up adjustment for service provided in previous periods. The aggregate amount of revenues recognized related to the catch-up adjustment due to a change in the transaction price during the three and nine months ended September 30, 2018 was $8.7 million and $12.9 million, respectively.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under our proportional performance method for both our fixed fee arrangements, and the portion of performance-based and contingent arrangements that we have deemed probable. As of September 30, 2018, the aggregate amount of the transaction price allocated to unfulfilled performance obligations was $11.1 million, and we expect to recognize the majority of the related revenues over the next 18 months. We elected to utilize the optional exemption to exclude from this disclosure fixed fee and performance-based and contingent arrangements with an original expected duration of one year or less, and to exclude our time and expense arrangements for which revenues are recognized using the right to invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance based or contingent fee, but we are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $2.9 million as of September 30, 2018 and immaterial as of December 31, 2017.
Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed upon services. This may occur when we receive advance billings before delivery and acceptance of software licenses in our Technology segment and when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of September 30, 2018 and December 31, 2017.
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
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $3.2 million and $12.0 million for the three and nine months ended September 30, 2018, respectively, and $4.5 million and $10.5 million for the three and nine months ended September 30, 2017, respectively.

6. Special Charges
There were no special charges recorded during the three and nine months ended September 30, 2018 and the three months ended September 30, 2017.
During the nine months ended September 30, 2017, we recorded a special charge of $30.1 million. The charge includes the impact of certain targeted reductions in areas of each segment where we needed to realign our workforce with then-current business demand and in certain corporate departments where we were able to streamline support activities. In addition, certain strategic actions were taken to reduce our future real estate costs. The special charge included the following components:

•	$16.1 million of employee severance and other employee-related costs.

•	$12.4 million of exit costs associated with the curtailment of our lease on our executive office in Washington, D.C.

•	$1.6 million of other expenses, including costs related to disposing or closing several small international offices.
The following table details the special charges by segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
Special Charges by Segment	2018	2017
Corporate Finance & Restructuring	$—	$3,049
Forensic and Litigation Consulting	—	10,445
Economic Consulting	—	5,910
Technology	—	3,827
Strategic Communications	—	3,599
	—	26,830
Unallocated Corporate	—	3,244
Total	$—	$30,074
7. Research and Development Costs
Research and development costs related to software development in our Technology segment totaled $2.0 million and $7.9 million for the three and nine months ended September 30, 2018, respectively, and $3.3 million and $11.8 million for the three and nine months ended September 30, 2017, respectively. Research and development costs are included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income.

8. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of September 30, 2018 and December 31, 2017.

	September 30, 2018
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,960	$—	$—	$2,960
Current portion of long-term debt	300,000	—	306,375	—
Long-term debt	316,250	—	307,525	—
Total	$619,210	$—	$613,900	$2,960

	December 31, 2017
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$3,750	$—	$—	$3,750
Long-term debt	400,000	—	409,000	—
Total	$403,750	$—	$409,000	$3,750

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of September 30, 2018 and December 31, 2017.
We determine the fair value of our 6% senior notes due 2022 ("2022 Notes") primarily based on quoted market prices as of September 30, 2018 and December 31, 2017. The fair value of our borrowings on our senior secured bank revolving credit facility (“Credit Facility”) approximates the carrying amount. We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
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
Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Comprehensive Income. During the nine months ended September 30, 2018 there was no change in the estimated fair value of future expected contingent consideration payments. During the nine months ended September 30, 2017, we recorded a remeasurement loss of $0.7 million.

9. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2017
Goodwill	$454,816	$233,719	$268,995	$117,740	$323,672	$1,398,942
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2017	454,816	233,719	268,995	117,740	129,533	1,204,803
Sale of business (1)	—	—	—	(20,928)	—	(20,928)
Foreign currency translation adjustment and other	(3,060)	(1,515)	(276)	(52)	(3,043)	(7,946)
Balance at September 30, 2018
Goodwill	451,756	232,204	268,719	96,760	320,629	1,370,068
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at September 30, 2018	$451,756	$232,204	$268,719	$96,760	$126,490	$1,175,929

(1)	During the three months ended September 30, 2018, we sold a business within our Technology segment for proceeds of $50.3 million. We wrote off $20.9 million in goodwill as a result of the sale.
Other Intangible Assets
Other intangible assets with finite lives, comprised primarily of customer relationships, are amortized over their estimated useful lives. We recorded amortization expense of $2.0 million and $6.3 million for the three and nine months ended September 30, 2018, respectively, and $2.9 million and $7.8 million for the three and nine months ended September 30, 2017, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of September 30, 2018(1)
2018 (remaining)	$1,876
2019	7,356
2020	7,240
2021	6,711
2022	4,933
Thereafter	3,513
$31,629

(1)
Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

10. Debt
The table below summarizes the components of the Company’s debt.

	September 30, 2018	December 31, 2017
2022 Notes	$300,000	$300,000
2023 Convertible Notes	316,250	—
Credit Facility	—	100,000
Total debt	616,250	400,000
Less: current portion of long-term debt, net	(296,851)	—
Less: deferred debt discount	(46,078)	—
Less: deferred debt issue costs	(10,004)	(3,716)
Long-term debt, net	$263,317	$396,284
Additional paid-in capital	$35,306	$—
Discount attribution to equity	(1,175)	—
Equity component, net	$34,131	$—
2023 Convertible Notes
On August 20, 2018, we issued $316.3 million aggregate principal amount of the 2023 Convertible Notes, which includes the notes issued pursuant to an option granted to the initial purchasers of the 2023 Convertible Notes to purchase additional notes. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15th and August 15th of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased.
The 2023 Convertible Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2023 Convertible Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including all amounts outstanding, from time to time, under the Credit Facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
The 2023 Convertible Notes are convertible at an initial conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to an initial conversion price of approximately $101.38 per share of common stock). Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances. The circumstances required to allow the holders to convert their 2023 Convertible Notes were not met as of September 30, 2018.
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes.
Debt issuance costs of $8.2 million related to the 2023 Convertible Notes were comprised primarily of discounts and commissions payable to the initial purchasers. We allocated the total amount incurred to the liability and equity components of the 2023 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $7.0 million and will be amortized to interest expense using the effective interest rate method over the expected life of the 2023

Convertible Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders' equity.
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount and issuance costs for the 2023 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$720	$—	$720	$—
Amortization of debt discount and issuance costs(1)	938	—	938	—
Total	$1,658	$—	$1,658	$—

(1)	The effective interest rate of the liability component was 5.45% as of September 30, 2018.
2022 Notes
On October 15, 2018, we delivered a notice of redemption to the holders of our 2022 Notes for the outstanding $300.0 million aggregate principal amount of the 2022 Notes. It is our intention to redeem the notes and the notice is irrevocable and creates a legal obligation to redeem the 2022 Notes. As such, we reclassified the 2022 Notes to current in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018.
Credit Facility
We have classified the borrowings under the Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the credit agreement entered into on June 26, 2015, which expires on June 26, 2020, are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized for letters of credit as of September 30, 2018.
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
12. Share-Based Compensation
During the nine months ended September 30, 2018, we granted 248,246 restricted stock awards, 32,374 restricted stock units and 91,370 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2018, stock options exercisable for up to 211,547 shares and 16,371 shares of restricted stock awards were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2018 and 2017 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2018	2017	2018	2017
Direct cost of revenues	$2,459	$1,350	$8,665	$8,371
Selling, general and administrative expenses	2,939	1,781	8,286	3,833
Special charges	—	—	—	96
Total share-based compensation expense	$5,398	$3,131	$16,951	$12,300

13. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million increasing the Repurchase Program to an aggregate authorization of $300.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2018, we have $99.1 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares of common stock repurchased and retired	—	1,599	337	4,366
Average price paid per share	$—	$32.98	$42.17	$35.55
Total cost	$—	$52,741	$14,213	$155,198

On August 13, 2018, our Board of Directors authorized the use of a portion of the proceeds from the issuance of the 2023 Convertible Notes to repurchase up to $25.0 million of common stock. On August 16, 2018, 196,050 shares of our common stock were repurchased at $76.51 per share for a total cost of $15.0 million. This is a separate repurchase transaction outside of the Repurchase Program.
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
Our Technology segment provides corporations and law firms with a comprehensive and global portfolio of consulting and services for information governance, privacy and security, electronic discovery ("e-discovery") and insight analytics. Our consulting expertise enables clients to more confidently govern, secure, find, analyze and rapidly understand their data in the context of compliance and risk.
Our Strategic Communications segment designs and executes communications strategies for management teams and boards of directors to help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their brand, stake a competitive position and preserve and grow their operations.
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA, a GAAP financial measure. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We define Total Adjusted Segment EBITDA, a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We use Adjusted Segment EBITDA to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash.

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Corporate Finance & Restructuring	$135,418	$128,121	$419,695	$351,509
Forensic and Litigation Consulting	126,684	118,639	388,250	341,455
Economic Consulting	139,166	111,753	405,583	374,978
Technology	56,692	42,282	144,035	133,935
Strategic Communications	55,052	48,167	165,321	138,144
Total revenues	$513,012	$448,962	$1,522,884	$1,340,021
Adjusted Segment EBITDA
Corporate Finance & Restructuring	$26,798	$26,734	$97,379	$57,107
Forensic and Litigation Consulting	21,970	22,539	75,342	49,092
Economic Consulting	23,238	12,061	57,846	47,680
Technology	11,473	5,973	24,713	19,198
Strategic Communications	10,802	8,073	31,621	17,206
Total Adjusted Segment EBITDA	$94,281	$75,380	$286,901	$190,283
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$44,333	$32,214	$126,887	$41,074
Add back:
Income tax provision	19,964	9,197	49,347	17,601
Interest income and other	(1,400)	(1,103)	(2,074)	(3,300)
Gain on sale of business	(13,031)	—	(13,031)	—
Interest expense	7,246	6,760	20,073	18,811
Unallocated corporate expenses (1)	27,806	18,827	77,576	60,166
Segment depreciation expense	7,388	6,603	21,826	20,602
Amortization of intangible assets	1,975	2,882	6,297	7,797
Segment special charges	—	—	—	26,830
Remeasurement of acquisition-related contingent consideration	—	—	—	702
Total Adjusted Segment EBITDA	$94,281	$75,380	$286,901	$190,283

(1)	Includes $3.2 million in special charges for corporate for the nine months ended September 30, 2017. See Note 6, "Special Charges" in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

Condensed Consolidating Balance Sheet as of September 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$366,539	$153	$139,175	$—	$505,867
Accounts receivable, net	199,360	198,410	225,627	—	623,397
Intercompany receivables	—	1,202,019	—	(1,202,019)	—
Other current assets	28,787	23,660	24,802	—	77,249
Total current assets	594,686	1,424,242	389,604	(1,202,019)	1,206,513
Property and equipment, net	40,220	17,040	25,216	—	82,476
Goodwill	549,948	416,053	209,928	—	1,175,929
Other intangible assets, net	15,803	9,677	11,249	—	36,729
Investments in subsidiaries	2,238,436	508,895	—	(2,747,331)	—
Other assets	36,861	44,749	45,581	—	127,191
Total assets	$3,475,954	$2,420,656	$681,578	$(3,949,350)	$2,628,838
Liabilities
Intercompany payables	$1,201,765	$—	$254	$(1,202,019)	$—
Current portion of long-term debt, net	296,851	—	—	—	296,851
Other current liabilities	135,680	177,554	127,315	—	440,549
Total current liabilities	1,634,296	177,554	127,569	(1,202,019)	737,400
Long-term debt, net	263,317	—	—	—	263,317
Other liabilities	226,866	15,032	34,748	—	276,646
Total liabilities	2,124,479	192,586	162,317	(1,202,019)	1,277,363
Stockholders' equity	1,351,475	2,228,070	519,261	(2,747,331)	1,351,475
Total liabilities and stockholders' equity	$3,475,954	$2,420,656	$681,578	$(3,949,350)	$2,628,838

Condensed Consolidating Balance Sheet as of December 31, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,186	$159	$179,616	$—	$189,961
Accounts receivable, net	155,124	156,859	210,895	—	522,878
Intercompany receivables	—	1,093,211	32,695	(1,125,906)	—
Other current assets	31,933	21,840	27,567	—	81,340
Total current assets	197,243	1,272,069	450,773	(1,125,906)	794,179
Property and equipment, net	39,137	13,572	22,366	—	75,075
Goodwill	570,876	416,053	217,874	—	1,204,803
Other intangible assets, net	18,426	11,251	29,441	(14,968)	44,150
Investments in subsidiaries	2,175,362	566,911	—	(2,742,273)	—
Other assets	34,454	60,566	44,014	—	139,034
Total assets	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241
Liabilities
Intercompany payables	$1,125,906	$—	$—	$(1,125,906)	$—
Other current liabilities	127,295	144,474	138,559	—	410,328
Total current liabilities	1,253,201	144,474	138,559	(1,125,906)	410,328
Long-term debt, net	396,284	—	—	—	396,284
Other liabilities	194,042	14,753	49,863	—	258,658
Total liabilities	1,843,527	159,227	188,422	(1,125,906)	1,065,270
Stockholders' equity	1,191,971	2,181,195	576,046	(2,757,241)	1,191,971
Total liabilities and stockholders' equity	$3,035,498	$2,340,422	$764,468	$(3,883,147)	$2,257,241

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$177,547	$169,236	$167,855	$(1,626)	$513,012
Operating expenses
Direct cost of revenues	113,645	118,795	105,639	(1,602)	336,477
Selling, general and administrative expenses	56,586	28,949	31,937	(24)	117,448
Amortization of other intangible assets	874	267	1,587	(753)	1,975
	171,105	148,011	139,163	(2,379)	455,900
Operating income	6,442	21,225	28,692	753	57,112
Other income (expense)	(26,239)	17,522	6,287	9,615	7,185
Income before income tax provision	(19,797)	38,747	34,979	10,368	64,297
Income tax provision (benefit)	(2,439)	15,057	7,346	—	19,964
Equity in net earnings of subsidiaries	61,691	17,755	—	(79,446)	—
Net income	$44,333	$41,445	$27,633	$(69,078)	$44,333
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $373	$—	$—	$(4,180)	$—	$(4,180)
Other comprehensive loss, net of tax	—	—	(4,180)	—	(4,180)
Comprehensive income	$44,333	$41,445	$23,453	$(69,078)	$40,153

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended September 30, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$163,311	$136,827	$151,197	$(2,373)	$448,962
Operating expenses
Direct cost of revenues	105,857	95,432	95,874	(2,312)	294,851
Selling, general and administrative expenses	44,781	30,532	28,909	(61)	104,161
Amortization of other intangible assets	1,304	541	1,795	(758)	2,882
	151,942	126,505	126,578	(3,131)	401,894
Operating income	11,369	10,322	24,619	758	47,068
Other income (expense)	(5,912)	(4,548)	4,803	—	(5,657)
Income before income tax provision	5,457	5,774	29,422	758	41,411
Income tax provision	4,438	2,260	2,499	—	9,197
Equity in net earnings of subsidiaries	31,195	21,731	—	(52,926)	—
Net income	$32,214	$25,245	$26,923	$(52,168)	$32,214
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$11,234	$—	$11,234
Other comprehensive income, net of tax	—	—	11,234	—	11,234
Comprehensive income	$32,214	$25,245	$38,157	$(52,168)	$43,448

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$550,437	$485,653	$492,130	$(5,336)	$1,522,884
Operating expenses
Direct cost of revenues	344,856	338,858	309,570	(5,372)	987,912
Selling, general and administrative expenses	160,739	88,423	98,311	—	347,473
Amortization of other intangible assets	2,622	994	5,014	(2,333)	6,297
	508,217	428,275	412,895	(7,705)	1,341,682
Operating income	42,220	57,378	79,235	2,369	181,202
Other income (expense)	(18,488)	16,641	10,264	(13,385)	(4,968)
Income before income tax provision	23,732	74,019	89,499	(11,016)	176,234
Income tax provision	4,478	26,074	18,795	—	49,347
Equity in net earnings of subsidiaries	107,633	85,322	—	(192,955)	—
Net income	$126,887	$133,267	$70,704	$(203,971)	$126,887
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $373	$—	$—	$(17,417)	$—	$(17,417)
Other comprehensive loss, net of tax	—	—	(17,417)	—	(17,417)
Comprehensive income	$126,887	$133,267	$53,287	$(203,971)	$109,470

Condensed Consolidating Statement of Comprehensive Income for the Nine Months Ended September 30, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$478,767	$459,569	$408,780	$(7,095)	$1,340,021
Operating expenses
Direct cost of revenues	325,560	321,606	267,742	(6,914)	907,994
Selling, general and administrative expenses	136,487	93,641	90,023	(181)	319,970
Special charges	13,592	7,306	9,176	—	30,074
Amortization of other intangible assets	3,089	1,621	5,306	(2,219)	7,797
	478,728	424,174	372,247	(9,314)	1,265,835
Operating income	39	35,395	36,533	2,219	74,186
Other income (expense)	(16,525)	(5,046)	6,060	—	(15,511)
Income (loss) before income tax provision	(16,486)	30,349	42,593	2,219	58,675
Income tax provision (benefit)	(8,179)	17,397	8,383	—	17,601
Equity in net earnings of subsidiaries	49,381	26,442	—	(75,823)	—
Net income	$41,074	$39,394	$34,210	$(73,604)	$41,074
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense of $0	$—	$—	$28,778	$—	$28,778
Other comprehensive income, net of tax	—	—	28,778	—	28,778
Comprehensive income	$41,074	$39,394	$62,988	$(73,604)	$69,852

 Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2018

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$30,078	$146,956	$(90,762)	$86,272
Investing activities
Proceeds from sale of business	50,283	—	—	50,283
Purchases of property and equipment	(10,187)	(8,311)	(9,343)	(27,841)
Other	91	—	650	741
Net cash provided by (used in) investing activities	40,187	(8,311)	(8,693)	23,183
Financing activities
Repayments under revolving line of credit, net	(100,000)	—	—	(100,000)
Proceeds from issuance of convertible notes	316,250	—	—	316,250
Payments of debt issue costs	(8,048)	—	—	(8,048)
Deposits	—	—	2,327	2,327
Purchase and retirement of common stock	(29,220)	—	—	(29,220)
Net issuance of common stock under equity compensation plans	31,241	—	—	31,241
Payments for acquisition-related contingent consideration	(500)	(2,529)	—	(3,029)
Intercompany transfers	76,365	(136,122)	59,757	—
Net cash provided by (used in) financing activities	286,088	(138,651)	62,084	209,521
Effects of exchange rate changes on cash and cash equivalents	—	—	(3,070)	(3,070)
Net increase (decrease) in cash and cash equivalents	356,353	(6)	(40,441)	315,906
Cash and cash equivalents, beginning of year	10,186	159	179,616	189,961
Cash and cash equivalents, end of year	$366,539	$153	$139,175	$505,867

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2017

	FTI Consulting	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(6,155)	$40,052	$(9,864)	$24,033
Investing activities
Payments for acquisition of businesses, net of cash received	(8,929)	—	—	(8,929)
Purchases of property and equipment	(5,943)	(9,762)	(4,316)	(20,021)
Other	74	—	—	74
Net cash used in investing activities	(14,798)	(9,762)	(4,316)	(28,876)
Financing activities
Borrowings under revolving line of credit, net	95,000	—	—	95,000
Deposits	—	—	3,585	3,585
Purchase and retirement of common stock	(155,285)	—	—	(155,285)
Net issuance of common stock under equity compensation plans	(2,354)	—	—	(2,354)
Payments for acquisition-related contingent consideration	(79)	—	—	(79)
Intercompany transfers	56,955	(30,287)	(26,668)	—
Net cash used in financing activities	(5,763)	(30,287)	(23,083)	(59,133)
Effects of exchange rate changes on cash and cash equivalents	—	—	5,779	5,779
Net increase (decrease) in cash and cash equivalents	(26,716)	3	(31,484)	(58,197)
Cash and cash equivalents, beginning of year	47,420	156	168,582	216,158
Cash and cash equivalents, end of year	$20,704	$159	$137,098	$157,961

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three and nine months ended September 30, 2018 and 2017 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Technology segment provides corporations and law firms with a comprehensive and global portfolio of consulting and services for information governance, privacy and security, electronic discovery ("e-discovery") and insight analytics. Our consulting expertise enables clients to more confidently govern, secure, find, analyze and rapidly understand their data in the context of compliance and risk.
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
In our Technology segment, certain clients are billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail® software prior to its sale in September 2018, and our other software products. We licensed, and in some cases continue to license, certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenues are defined as revenues billed on a per item, per page or some other unit-based method and include revenues from data processing and hosting, software usage and software licensing. Unit-based revenues include revenues associated with our proprietary software that are made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions. On-premise revenues are composed of upfront license fees, with recurring support and maintenance.
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
We define Segment Operating Income, a GAAP financial measure, as a segment’s share of consolidated operating income. We define Total Segment Operating Income, a non-GAAP financial measure, as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income to calculate Adjusted Segment EBITDA. We define Adjusted Segment EBITDA, a GAAP financial measure, as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenues.
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
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt, non-cash interest expense on convertible notes, gain or loss on sale of a business and the impact of adopting the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). We use Adjusted Net Income to calculate Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that this non-GAAP financial measure, which excludes the effects of the remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt, non-cash interest expense on convertible notes, gain or loss on sale of a business and the impact of adopting the 2017 Tax Act, when considered together with our GAAP financial results, provides management and investors with an additional understanding of our business operating results, including underlying trends.
We define Free Cash Flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash payments for purchases of property and equipment. We believe this non-GAAP financial measure, when considered together with our GAAP financial results, provides management and investors with an additional understanding of the Company’s ability to generate cash for ongoing business operations and other capital deployment.
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

EXECUTIVE HIGHLIGHTS

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$513,012	$448,962	$1,522,884	$1,340,021
Special charges (1)	$—	$—	$—	$30,074
Net income	$44,333	$32,214	$126,887	$41,074
Adjusted EBITDA	$67,382	$57,420	$212,047	$136,527
Earnings per common share — diluted	$1.14	$0.85	$3.32	$1.03
Adjusted earnings per common share — diluted	$1.00	$0.83	$3.18	$1.55
Net cash provided by operating activities	$120,857	$106,233	$86,272	$24,033
Total number of employees	4,695	4,654	4,695	4,654

(1)	Excluded from non-GAAP measures.
Third Quarter 2018 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2018 increased $64.1 million, or 14.3%, to $513.0 million, as compared to the three months ended September 30, 2017. The increase in revenues was driven by higher demand across all business segments, with particular strength in the Economic Consulting and Technology segments.
On January 1, 2018, the Company adopted Revenue from Contracts with Customers ("ASC 606"), which changes the timing of when certain types of revenue will be recognized. Our adoption of the new standard had an immaterial transition impact on retained earnings as of January 1, 2018 and did not significantly impact our revenues during the three months ended September 30, 2018.
Special charges
There were no special charges recorded during the three months ended September 30, 2018 and 2017.
Gain on sale of business
During the three months ended September 30, 2018, we sold our Ringtail® e-discovery software and related business (collectively, "Ringtail"). The net proceeds from the sale were $50.3 million, which resulted in a gain of $13.0 million.
Net income
Net income for the three months ended September 30, 2018 increased $12.1 million to $44.3 million, as compared to $32.2 million for the three months ended September 30, 2017. This increase was due to the impact of higher operating profits driven by improved segment performance and a gain on the sale of Ringtail.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2018 increased $10.0 million, or 17.3%, to $67.4 million, as compared to the three months ended September 30, 2017. Adjusted EBITDA was 13.1% of revenues for the three months ended September 30, 2018 compared with 12.8% of revenues for the three months ended September 30, 2017. The increase in Adjusted EBITDA was primarily due to higher revenues, partially offset by an increase in compensation and other selling, general and administrative (“SG&A”) expenses.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2018 increased $0.29 to $1.14 compared to $0.85 for the three months ended September 30, 2017. The increase in EPS was due to the operating results described above and a gain on the sale of Ringtail.

Adjusted EPS increased $0.17 to $1.00 for the three months ended September 30, 2018 compared with $0.83 for the three months ended September 30, 2017.
Liquidity and capital allocation
Net cash provided by operating activities for the three months ended September 30, 2018 increased $14.6 million to $120.9 million compared with $106.2 million for the three months ended September 30, 2017. The increase was primarily due to higher cash collections resulting from higher revenues, partially offset by an increase in cash paid for salaries and benefits. Days sales outstanding (“DSO”) of 104 days at September 30, 2018 compared to 105 days at September 30, 2017.
Free Cash Flow was an inflow of $109.2 million and $99.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily due to an increase in net cash provided by operating activities, as described above.
Headcount
Our total headcount increased 1.9% from 4,609 at December 31, 2017 to 4,695 at September 30, 2018. The following table includes the net billable headcount additions (reductions) for the three months ended September 30, 2018:

Billable Headcount	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2017	901	1,067	683	292	630	3,573
Additions (reductions), net	9	5	6	(4)	—	16
March 31, 2018	910	1,072	689	288	630	3,589
Additions (reductions), net	(39)	(7)	6	5	(2)	(37)
June 30, 2018	871	1,065	695	293	628	3,552
Additions (reductions), net	55	64	10	10	24	163
September 30, 2018	926	1,129	705	303	652	3,715
Percentage change in headcount from December 31, 2017	2.8%	5.8%	3.2%	3.8%	3.5%	4.0%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance & Restructuring	$135,418	$128,121	$419,695	$351,509
Forensic and Litigation Consulting	126,684	118,639	388,250	341,455
Economic Consulting	139,166	111,753	405,583	374,978
Technology	56,692	42,282	144,035	133,935
Strategic Communications	55,052	48,167	165,321	138,144
Total revenues	$513,012	$448,962	$1,522,884	$1,340,021
Segment operating income
Corporate Finance & Restructuring	$25,252	$24,706	$92,504	$48,902
Forensic and Litigation Consulting	20,625	21,127	71,128	34,234
Economic Consulting	21,713	10,524	53,385	37,034
Technology	7,926	3,002	14,486	5,874
Strategic Communications	9,402	6,536	27,275	8,308
Total segment operating income	84,918	65,895	258,778	134,352
Unallocated corporate expenses	(27,806)	(18,827)	(77,576)	(60,166)
Operating income	57,112	47,068	181,202	74,186
Other income (expense)
Interest income and other	1,400	1,103	2,074	3,300
Interest expense	(7,246)	(6,760)	(20,073)	(18,811)
Gain on sale of business	13,031	—	13,031	—
	7,185	(5,657)	(4,968)	(15,511)
Income before income tax provision	64,297	41,411	176,234	58,675
Income tax provision	19,964	9,197	49,347	17,601
Net income	$44,333	$32,214	$126,887	$41,074
Earnings per common share — basic	$1.19	$0.86	$3.43	$1.05
Earnings per common share — diluted	$1.14	$0.85	$3.32	$1.03

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$44,333	$32,214	$126,887	$41,074
Add back:
Income tax provision	19,964	9,197	49,347	17,601
Interest income and other	(1,400)	(1,103)	(2,074)	(3,300)
Interest expense	7,246	6,760	20,073	18,811
Gain on sale of business	(13,031)	—	(13,031)	—
Depreciation and amortization	8,295	7,470	24,548	23,768
Amortization of other intangible assets	1,975	2,882	6,297	7,797
Special charges	—	—	—	30,074
Remeasurement of acquisition-related contingent consideration	—	—	—	702
Adjusted EBITDA	$67,382	$57,420	$212,047	$136,527

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$44,333	$32,214	$126,887	$41,074
Add back:
Special charges	—	—	—	30,074
Tax impact of special charges (1)	—	(832)	—	(9,935)
Remeasurement of acquisition-related contingent consideration	—	—	—	702
Tax impact of remeasurement of acquisition-related contingent consideration	—	—	—	(269)
Non-cash interest expense on convertible notes	938	—	938	—
Tax impact of non-cash interest expense on convertible notes	(241)	—	(241)	—
Gain on sale of business	(13,031)	—	(13,031)	—
Tax impact of gain on sale of business	6,798	—	6,798	—
Adjusted net income	$38,797	$31,382	$121,351	$61,646
Earnings per common share — diluted	$1.14	$0.85	$3.32	$1.03
Add back:
Special charges	—	—	—	0.76
Tax impact of special charges (1)	—	(0.02)	—	(0.25)
Remeasurement of acquisition-related contingent consideration	—	—	—	0.02
Tax impact of remeasurement of acquisition-related contingent consideration	—	—	—	(0.01)
Non-cash interest expense on convertible notes	0.03	—	0.03	—
Tax impact of non-cash interest expense on convertible notes	(0.01)	—	(0.01)	—
Gain on sale of business	(0.34)	—	(0.34)	—
Tax impact of gain on sale of business	0.18	—	0.18	—
Adjusted earnings per common share — diluted	$1.00	$0.83	$3.18	$1.55
Weighted average number of common shares outstanding — diluted	38,756	37,746	38,214	39,715

(1)	Tax impact of special charges during the three months ended September 30, 2017 represents the favorable impact of a reduction in foreign net operating losses and related valuation allowances.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net cash provided by operating activities	$120,857	$106,233	$86,272	$24,033
Purchases of property and equipment	(11,621)	(6,894)	(27,841)	(20,021)
Free Cash Flow	$109,236	$99,339	$58,431	$4,012

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended September 30, 2018 increased $9.0 million, or 47.7%, to $27.8 million compared to $18.8 million for the three months ended September 30, 2017. The increase was primarily due to an increase in variable compensation expense, and higher costs for regional business development personnel and initiatives.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $0.3 million to $1.4 million for the three months ended September 30, 2018 compared with $1.1 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $0.4 million in interest income resulting from investments of excess cash. Net unrealized FX losses remained relatively flat. Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended September 30, 2018 increased $0.5 million to $7.2 million compared to $6.8 million for three months ended September 30, 2017. The increase in interest expense reflects higher average interest rates, partially offset by lower average balances outstanding on our borrowings.
Gain on sale of business
During the three months ended September 30, 2018 we sold Ringtail, which resulted in a $13.0 million gain on sale. There were no business sales during the three months ended September 30, 2017.
Income tax provision
The effective income tax rate for the three months ended September 30, 2018 was 31.0% compared with 22.2% for the three months ended September 30, 2017.
For the three months ended September 30, 2018, the effective tax rate increased due to an unfavorable 5.0 percentage point discrete tax adjustment relating to the sale of Ringtail during the quarter, while the effective tax rate for the three months ended September 30, 2017 was favorably impacted by an intercompany service fee that reduced certain foreign net operating losses and related valuation allowances. In addition, the 2018 rate benefitted from a reduction in the U.S. income tax rate as a result of the 2017 Tax Act, and the 2017 rate declined as a result of higher foreign earnings in lower taxed jurisdictions.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expense.
Unallocated corporate expenses
Unallocated corporate expenses for the nine months ended September 30, 2018 increased $17.4 million, or 28.9%, to $77.6 million compared to $60.2 million for the nine months ended September 30, 2017. Excluding the impact of special charges of $3.2 million recorded in 2017, unallocated corporate expenses increased $20.6 million, or 36.3%. The increase was primarily due to higher variable compensation, executive share-based compensation, higher costs for regional business development personnel and initiatives, as well as higher legal expense.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.2 million to $2.1 million for the nine months ended September 30, 2018 compared with $3.3 million for the nine months ended September 30, 2017. The decrease was primarily due to a loss on sale of investment of $0.6 million in the second quarter of 2018. In addition, net unrealized FX losses increased $0.3 million as compared to the nine months ended September 30, 2017. These decreases were partially offset by an increase in interest income resulting from investments of excess cash.

Transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the nine months ended September 30, 2018 increased $1.3 million to $20.1 million compared to $18.8 million for the nine months ended September 30, 2017. The increase in interest expense reflects higher average interest rates, partially offset by lower average balances outstanding on our borrowings.
Gain on sale of business
During the nine months ended September 30, 2018 we sold Ringtail, which resulted in a $13.0 million gain on sale. There were no business sales during the nine months ended September 30, 2017.
Income tax provision
The effective income tax rate for the nine months ended September 30, 2018 was 28.0% compared with 30.0% for the nine months ended September 30, 2017.
The 2018 rate was favorably impacted by reductions in the U.S. income tax rate as a result of the 2017 Tax Act, which was partially offset by an unfavorable discrete tax adjustment relating to the sale of Ringtail. The 2017 rate was favorably impacted by an unusually high mix of foreign earnings compared to low U.S. earnings due to 2017 special charges.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Total Adjusted Segment EBITDA, a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$44,333	$32,214	$126,887	$41,074
Add back:
Income tax provision	19,964	9,197	49,347	17,601
Interest income and other	(1,400)	(1,103)	(2,074)	(3,300)
Interest expense	7,246	6,760	20,073	18,811
Gain on sale of business	(13,031)	—	(13,031)	—
Unallocated corporate expenses (1)	27,806	18,827	77,576	60,166
Total segment operating income	84,918	65,895	258,778	134,352
Add back:
Segment depreciation expense	7,388	6,603	21,826	20,602
Amortization of other intangible assets	1,975	2,882	6,297	7,797
Segment special charges	—	—	—	26,830
Remeasurement of acquisition-related contingent consideration	—	—	—	702
Total Adjusted Segment EBITDA	$94,281	$75,380	$286,901	$190,283

(1)	Includes a $3.2 million special charge for targeted reductions in certain corporate departments that took place during the nine months ended September 30, 2017.

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of revenue-generating professionals: (at period end)
Corporate Finance & Restructuring	926	934	926	934
Forensic and Litigation Consulting	1,129	1,080	1,129	1,080
Economic Consulting	705	688	705	688
Technology (1)	303	291	303	291
Strategic Communications	652	626	652	626
Total revenue-generating professionals	3,715	3,619	3,715	3,619
Utilization rates of billable professionals: (2)
Corporate Finance & Restructuring	65%	64%	67%	61%
Forensic and Litigation Consulting	63%	63%	65%	61%
Economic Consulting	71%	62%	70%	68%
Average billable rate per hour: (3)
Corporate Finance & Restructuring	$414	$390	$425	$383
Forensic and Litigation Consulting	$322	$326	$325	$318
Economic Consulting	$540	$520	$515	$519

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 356 as-needed employees during the three months ended September 30, 2018 compared with 218 as-needed employees during the three months ended September 30, 2017.

(2)
We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, U.S. standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented utilization rates for our Technology and Strategic Communications segments as most of the revenues of these segments are not generated on an hourly basis.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$135,418	$128,121	$419,695	$351,509
Percentage change in revenues from prior year	5.7%	15.8%	19.4%	-5.0%
Operating expenses
Direct cost of revenues	87,513	81,749	258,545	233,492
Selling, general and administrative expenses	21,886	20,449	66,305	63,270
Special charges	—	—	—	3,049
Amortization of other intangible assets	767	1,217	2,341	2,796
	110,166	103,415	327,191	302,607
Segment operating income	25,252	24,706	92,504	48,902
Percentage change in segment operating income from prior year	2.2%	52.7%	89.2%	-36.3%
Add back:
Depreciation and amortization of intangible assets	1,546	2,028	4,875	5,156
Special charges	—	—	—	3,049
Adjusted Segment EBITDA	$26,798	$26,734	$97,379	$57,107
Gross profit (1)	$47,905	$46,372	$161,150	$118,017
Percentage change in gross profit from prior year	3.3%	24.7%	36.5%	-15.8%
Gross profit margin (2)	35.4%	36.2%	38.4%	33.6%
Adjusted Segment EBITDA as a percent of revenues	19.8%	20.9%	23.2%	16.2%
Number of revenue-generating professionals (at period end)	926	934	926	934
Percentage change in number of revenue-generating professionals from prior year	-0.9%	3.3%	-0.9%	3.3%
Utilization rates of billable professionals	65%	64%	67%	61%
Average billable rate per hour	$414	$390	$425	$383

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenues increased $7.3 million, or 5.7%, to $135.4 million for the three months ended September 30, 2018. The revenue increase was driven by increased demand in our business transformation and transactions services in North America and EMEA, partially offset by lower success fees.
Gross profit increased $1.5 million, or 3.3%, to $47.9 million for the three months ended September 30, 2018. Gross profit margin decreased 0.8 percentage points for the three months ended September 30, 2018. This decrease in gross profit margin was primarily due to an increase in salary expense related to strategic hires as well as an increase in variable compensation.
SG&A expenses increased $1.4 million, or 7.0%, to $21.9 million for the three months ended September 30, 2018. SG&A expenses were 16.2% of revenues for the three months ended September 30, 2018 compared with 16.0% of revenues for the three months ended September 30, 2017. The increase in SG&A expenses was primarily due to higher infrastructure support costs, bad debt expense and other general administrative expenses.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues increased $68.2 million, or 19.4%, to $419.7 million for the nine months ended September 30, 2018. The revenue increase was largely driven by increased demand for our global restructuring services and our business transformation and transactions services, primarily in North America and EMEA, along with higher realization due to mix of client engagements and staffing globally.
Gross profit increased $43.1 million, or 36.5%, to $161.2 million for the nine months ended September 30, 2018. Gross profit margin increased 4.8 percentage points for the nine months ended September 30, 2018. This was primarily due to increased utilization because of higher demand along with higher realization in our global restructuring services and business transformation and transaction services.
SG&A expenses increased $3.0 million, or 4.8%, to $66.3 million for the nine months ended September 30, 2018. SG&A expenses were 15.8% of revenues for the nine months ended September 30, 2018 compared with 18.0% of revenues for the nine months ended September 30, 2017. The increase in SG&A expenses was primarily due to higher bad debt expense and other general administrative expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$126,684	$118,639	$388,250	$341,455
Percentage change in revenues from prior year	6.8%	3.1%	13.7%	-3.1%
Operating expenses
Direct cost of revenues	81,320	75,251	245,757	229,489
Selling, general and administrative expenses	24,430	21,861	70,346	66,091
Special charges	—	—	—	10,445
Amortization of other intangible assets	309	400	1,019	1,196
	106,059	97,512	317,122	307,221
Segment operating income	20,625	21,127	71,128	34,234
Percentage change in segment operating income from prior year	-2.4%	42.1%	107.8%	-23.9%
Add back:
Depreciation and amortization of intangible assets	1,345	1,412	4,214	4,413
Special charges	—	—	—	10,445
Adjusted Segment EBITDA	$21,970	$22,539	$75,342	$49,092
Gross profit (1)	$45,364	$43,388	$142,493	$111,966
Percentage change in gross profit from prior year	4.6%	14.5%	27.3%	-1.4%
Gross profit margin (2)	35.8%	36.6%	36.7%	32.8%
Adjusted Segment EBITDA as a percent of revenues	17.3%	19.0%	19.4%	14.4%
Number of revenue-generating professionals (at period end)	1,129	1,080	1,129	1,080
Percentage change in number of revenue-generating professionals from prior year	4.5%	-5.7%	4.5%	-5.7%
Utilization rates of billable professionals	63%	63%	65%	61%
Average billable rate per hour	$322	$326	$325	$318

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenues increased $8.0 million, or 6.8%, to $126.7 million for the three months ended September 30, 2018. The increase was driven by higher demand in our construction solutions practice globally, other disputes and in our investigations practice, primarily in North America and EMEA, partially offset by lower demand in our health solutions practice.
Gross profit increased $2.0 million, or 4.6%, to $45.4 million for the three months ended September 30, 2018. Gross profit margin decreased 0.8 percentage points for the three months ended September 30, 2018. The decrease in gross profit margin is related to lower utilization in health solutions, partially offset by increased utilization due to higher demand in our construction solutions practice globally and investigations practice in North America.
SG&A expenses increased $2.6 million, or 11.8%, to $24.4 million for the three months ended September 30, 2018. SG&A expenses were 19.3% of revenues for the three months ended September 30, 2018 compared with 18.4% of revenues for the three months ended September 30, 2017. The increase in SG&A expense was due to higher personnel costs, partially offset by lower bad debt expenses.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues increased $46.8 million, or 13.7%, to $388.3 million for the nine months ended September 30, 2018. The increase was driven by higher demand in our investigations and construction solutions practices.
Gross profit increased $30.5 million, or 27.3%, to $142.5 million for the nine months ended September 30, 2018. Gross profit margin increased 3.9 percentage points for the nine months ended September 30, 2018. This was primarily due to increased utilization because of higher demand in our investigations and construction solutions practices.
SG&A expenses increased $4.3 million, or 6.4%, to $70.3 million for the nine months ended September 30, 2018. SG&A expenses were 18.1% of revenues for the nine months ended September 30, 2018 compared with 19.4% of revenues for the nine months ended September 30, 2017. The increase in SG&A expense was due to higher personnel costs, travel and bad debt expenses, partially offset by lower data hosting expenses.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$139,166	$111,753	$405,583	$374,978
Percentage change in revenues from prior year	24.5%	-8.8%	8.2%	1.0%
Operating expenses
Direct cost of revenues	100,522	83,949	298,305	278,901
Selling, general and administrative expenses	16,874	17,126	53,641	52,670
Special charges	—	—	—	5,910
Amortization of other intangible assets	57	154	252	463
	117,453	101,229	352,198	337,944
Segment operating income	21,713	10,524	53,385	37,034
Percentage change in segment operating income from prior year	106.3%	-37.7%	44.2%	-27.9%
Add back:
Depreciation and amortization of intangible assets	1,525	1,537	4,461	4,736
Special charges	—	—	—	5,910
Adjusted Segment EBITDA	$23,238	$12,061	$57,846	$47,680
Gross profit (1)	$38,644	$27,804	$107,278	$96,077
Percentage change in gross profit from prior year	39.0%	-17.7%	11.7%	-6.4%
Gross profit margin (2)	27.8%	24.9%	26.5%	25.6%
Adjusted Segment EBITDA as a percent of revenues	16.7%	10.8%	14.3%	12.7%
Number of revenue-generating professionals (at period end)	705	688	705	688
Percentage change in number of revenue-generating professionals from prior year	2.5%	6.3%	2.5%	6.3%
Utilization rates of billable professionals	71%	62%	70%	68%
Average billable rate per hour	$540	$520	$515	$519

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenues increased $27.4 million, or 24.5%, to $139.2 million for the three months ended September 30, 2018. The increase was primarily due to higher demand for antitrust services in EMEA and North America and financial economics services in North America.
Gross profit increased $10.8 million, or 39.0%, to $38.6 million for the three months ended September 30, 2018. Gross profit margin increased 2.9 percentage points for the three months ended September 30, 2018. The increase in gross profit margin was primarily due to an increase in utilization, resulting from higher global demand.
SG&A expenses decreased $0.3 million, or 1.5%, to $16.9 million for the three months ended September 30, 2018. SG&A expenses were 12.1% of revenues for the three months ended September 30, 2018 compared with 15.3% of revenues for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues increased $30.6 million, or 8.2%, to $405.6 million for the nine months ended September 30, 2018, which included a 1.5% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues increased $25.0 million, or 6.7%, primarily due to higher demand for antitrust services in EMEA and financial economic services in North America, which were partially offset by lower demand for antitrust services in North America and lower realized rates in EMEA.
Gross profit increased $11.2 million, or 11.7%, to $107.3 million for the nine months ended September 30, 2018. Gross profit margin increased 0.9 percentage point for the nine months ended September 30, 2018.
SG&A expenses increased $1.0 million, or 1.8%, to $53.6 million for the nine months ended September 30, 2018. SG&A expenses were 13.2% of revenues for the nine months ended September 30, 2018 compared with 14.0% of revenues for the nine months ended September 30, 2017. The increase in SG&A expenses was primarily driven by higher rent and occupancy costs, which was partially offset by lower bad debt expense.
TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Revenues	$56,692	$42,282	$144,035	$133,935
Percentage change in revenues from prior year	34.1%	-4.1%	7.5%	-0.2%
Operating expenses
Direct cost of revenues	33,175	24,206	84,706	77,276
Selling, general and administrative expenses	15,581	14,916	44,757	46,481
Special charges	—	—	—	3,827
Amortization of other intangible assets	10	158	86	477
	48,766	39,280	129,549	128,061
Segment operating income	7,926	3,002	14,486	5,874
Percentage change in segment operating income from prior year	164.0%	4.6%	146.6%	128.6%
Add back:
Depreciation and amortization of intangible assets	3,547	2,971	10,227	9,497
Special charges	—	—	—	3,827
Adjusted Segment EBITDA	$11,473	$5,973	$24,713	$19,198
Gross profit (1)	$23,517	$18,076	$59,329	$56,659
Percentage change in gross profit from prior year	30.1%	-1.8%	4.7%	1.7%
Gross profit margin (2)	41.5%	42.8%	41.2%	42.3%
Adjusted Segment EBITDA as a percent of revenues	20.2%	14.1%	17.2%	14.3%
Number of revenue-generating professionals (at period end) (3)	303	291	303	291
Percentage change in number of revenue-generating professionals from prior year	4.1%	-2.3%	4.1%	-2.3%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenues increased $14.4 million, or 34.1%, to $56.7 million for the three months ended September 30, 2018. The increase was primarily driven by increased demand for our managed review services, largely as a result of an increase in M&A-related second request services.
Gross profit increased $5.4 million, or 30.1%, to $23.5 million for the three months ended September 30, 2018. Gross profit margin decreased by 1.3 percentage points for the three months ended September 30, 2018. The decrease in gross profit margin was due to lower pricing for higher margin hosting services, partially offset by a higher demand for managed review services.
SG&A expenses increased $0.7 million, or 4.5%, to $15.6 million for the three months ended September 30, 2018. SG&A expenses were 27.5% of revenues for the three months ended September 30, 2018 compared with 35.3% of revenues for the three months ended September 30, 2017. Research and development expenses related to software development were $2.0 million for the three months ended September 30, 2018, a decline of $1.3 million compared with $3.3 million for the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues increased $10.1 million, or 7.5%, to $144.0 million for the nine months ended September 30, 2018. The increase was primarily due to increased demand for our consulting and managed review services, largely as a result of an increase in M&A-related second requests and investigations.
Gross profit increased $2.7 million, or 4.7%, to $59.3 million for the nine months ended September 30, 2018. Gross profit margin decreased by 1.1 percentage point for the nine months ended September 30, 2018. The decrease in gross profit margin was largely due to a decline in higher margin hosting services, partially offset by higher demand for our consulting services.
SG&A expenses decreased $1.7 million, or 3.7%, to $44.8 million for the nine months ended September 30, 2018. SG&A expenses were 31.1% of revenues for the nine months ended September 30, 2018 compared with 34.7% of revenues for the nine months ended September 30, 2017. The decrease in SG&A expenses was due to lower research and development expenses and lower bad debt expenses, partially offset by higher variable compensation expenses. Research and development expenses related to software development were $7.9 million for the nine months ended September 30, 2018, a decline of $3.9 million compared with $11.8 million for the nine months ended September 30, 2017.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Revenues	$55,052	$48,167	$165,321	$138,144
Percentage change in revenues from prior year	14.3%	5.1%	19.7%	-1.9%
Operating expenses
Direct cost of revenues	33,947	29,695	100,599	88,832
Selling, general and administrative expenses	10,871	10,983	34,848	33,838
Special charges	—	—	—	3,599
Remeasurement of acquisition-related contingent consideration	—	—	—	702
Amortization of other intangible assets	832	953	2,599	2,865
	45,650	41,631	138,046	129,836
Segment operating income	9,402	6,536	27,275	8,308
Percentage change in segment operating income from prior year	43.8%	8.8%	228.3%	-50.1%
Add back:
Depreciation and amortization of intangible assets	1,400	1,537	4,346	4,597
Special charges	—	—	—	3,599
Fair value remeasurement of contingent consideration	—	—	—	702
Adjusted Segment EBITDA	$10,802	$8,073	$31,621	$17,206
Gross profit (1)	$21,105	$18,472	$64,722	$49,312
Percentage change in gross profit from prior year	14.3%	8.3%	31.3%	-8.4%
Gross profit margin (2)	38.3%	38.3%	39.1%	35.7%
Adjusted Segment EBITDA as a percent of revenues	19.6%	16.8%	19.1%	12.5%
Number of revenue-generating professionals (at period end)	652	626	652	626
Percentage change in number of revenue-generating professionals from prior year	4.2%	0.3%	4.2%	0.3%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percent of revenues

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenues increased $6.9 million, or 14.3%, to $55.1 million for the three months ended September 30, 2018. The increase was due to a $3.3 million increase in pass-through revenues, combined with higher project-based revenues in North America.
Gross profit increased $2.6 million, or 14.3%, to $21.1 million for the three months ended September 30, 2018. Gross profit margin was in line with the three months ended September 30, 2017.
SG&A expenses decreased $0.1 million, or 1.0%, to $10.9 million for the three months ended September 30, 2018.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues increased $27.2 million, or 19.7%, to $165.3 million for the nine months ended September 30, 2018, which included a 3.0% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues increased $23.0 million, or 16.7%, due to higher project and retainer revenues in North America and EMEA, as well as a $5.0 million increase in pass-through revenues.

Gross profit increased $15.4 million, or 31.3%, to $64.7 million for the nine months ended September 30, 2018. Gross profit margin increased 3.4 percentage points for the nine months ended September 30, 2018. The increase in gross profit margin was due to higher revenues and lower staff salaries, partially offset by higher variable compensation and a higher proportion of lower margin pass-through revenues.
SG&A expenses increased $1.0 million, or 3.0%, to $34.8 million for the nine months ended September 30, 2018, which was primarily due to a 2.9% estimated unfavorable impact from FX. SG&A expenses were 21.1% of revenues for the nine months ended September 30, 2018 compared with 24.5% of revenues for the nine months ended September 30, 2017.
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
The Company's accounting policies were revised in connection with the implementation of ASC 606. See Note 1, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the implementation of ASC 606. There were no other material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
Cash Flows	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$86,272	$24,033
Net cash provided by (used in) investing activities	$23,183	$(28,876)
Net cash provided by (used in) financing activities	$209,521	$(59,133)
DSO	104	105
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
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Net cash provided by operating activities for the nine months ended September 30, 2018 was $86.3 million compared with $24.0 million for the nine months ended September 30, 2017. The increase in net cash provided by operating activities was primarily due to higher cash collections, partially offset by an increase in cash paid for salaries and benefits and increased income tax payments.
Net cash provided by investing activities for the nine months ended September 30, 2018 was $23.2 million compared with net cash used in investing activities of $28.9 million for the nine months ended September 30, 2017. The Company received proceeds of $50.3 million from the sale of Ringtail during the nine months ended September 30, 2018. Capital expenditures were $27.8 million for the nine months ended September 30, 2018 compared with $20.0 million for the nine months ended September 30, 2017.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $209.5 million compared with net cash used in financing activities of $59.1 million for the nine months ended September 30, 2017. Cash provided by financing activities for the nine months ended September 30, 2018 included $316.3 million in proceeds from the issuance of our 2.0% convertible senior notes due 2023 ("2023 Convertible Notes"), partially offset by approximately $8.0 million debt issuance costs, and $31.2 million from the issuance of common stock under our equity compensation plans. These cash inflows were partially offset by $100.0 million of net repayments under our senior secured bank revolving credit facility (“Credit Facility”), payments of $14.2 million for common stock repurchases under the Repurchase Program and use of $15.0 million for common stock repurchases in connection with the issuance of the 2023 Convertible Notes. Net cash used in financing activities for the nine months ended September 30, 2017 included payments of $155.2 million for common stock repurchases under the Repurchase Program, partially offset by $95.0 million of net borrowings under our Credit Facility.
Capital Resources
As of September 30, 2018, our capital resources included $505.9 million of cash and cash equivalents and available borrowing capacity of $549.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of September 30, 2018, we had no borrowings outstanding under our Credit Facility and $1.0 million of outstanding letters of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.

On August 20, 2018, we issued $316.3 million aggregate principal amount of our 2023 Convertible Notes. On October 15, 2018, we delivered a notice of redemption to the holders of our 6.0% senior notes due 2022 ("2022 Notes") for any and all of the outstanding $300.0 million aggregate principal amount of 2022 Notes. A portion of the proceeds from the 2023 Convertible Notes offering, which were included in cash and cash equivalents as of September 30, 2018, will be used to pay the redemption price, equal to 102% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any, up to, but not including, the redemption date of November 15, 2018.
The availability of borrowings, as well as issuances and extensions of letters of credit, under our Credit Facility is subject to specified conditions. We may choose to repay outstanding borrowings under the Credit Facility at any time before maturity without premium or penalty. Borrowings under the Credit Facility in USD, euro and British pound bear interest at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points, and (3) the one-month LIBOR plus 100 basis points. Borrowings under the Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian Dealer Offered Rate plus an applicable margin. Borrowings under the Credit Facility in Australian dollars bear interest at an annual rate equal to the Bank Bill Swap Reference Bid Rate plus an applicable margin. The Credit Facility is guaranteed by substantially all of our domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $650.0 million.
Our Credit Facility and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to Adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of Adjusted EBITDA less capital expenditures and cash taxes to cash interest expense). As of September 30, 2018, we were in compliance with all covenants as stipulated in the Credit Facility and the indentures governing our other indebtedness.
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
During the nine months ended September 30, 2018, we spent $27.8 million in capital expenditures to support our organization, including direct support for specific client engagements. We expect to make additional capital expenditures in an aggregate amount between $7 million and $10 million for the remainder of 2018. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.

2023 Convertible Notes
Our 2023 Convertible Notes were issued pursuant to an indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the “Indenture”). The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. Upon conversion, the 2023 Convertible Notes may be settled, at our election in cash, shares of our common stock or a combination of cash and shares of our common stock.
Each $1,000 principal amount of the 2023 Convertible Notes will initially be convertible into 9.8643 shares of our common stock, which is equivalent to an initial conversion price of approximately $101.38 per share of common stock, subject to adjustment upon the occurrence of specified events. Prior to the close of business on the business day immediately preceding May 15, 2023, the 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances.
We may not redeem the 2023 Convertible Notes prior to the maturity date.
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 1, "Basis of Presentation and Significant Accounting Policies" in Part I, Item I, and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.
Cash Flows
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

Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” in Part I, Item 2 and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.
Future Contractual Obligations
We will redeem the outstanding $300.0 million aggregate principal amount of the 2022 Notes, plus accrued and unpaid interest, on November 15, 2018. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, and payments will be made based on the current payment schedule, semiannually in arrears on February 15th and August 15th of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. Future contractual obligations related to our debt exclude any additional revolving line of credit borrowings subsequent to September 30, 2018 and prior to the June 2020 maturity date of our Credit Facility.
There have been no other significant changes in our future contractual obligations as disclosed in our Annual Report in our Form 10-K for the year ended December 31, 2017 filed with the SEC.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018 under Part I, Item 1A “Risks Related to Our Indebtedness” have been amended and restated in their entirety as set forth below. There have been no material change in any other risk factors previously disclosed in Part I, Item 1A of our 2017 Annual Report. We may disclose further changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Indebtedness
Our leverage could adversely affect our financial condition or operating flexibility if the Company fails to comply with operating covenants under applicable debt instruments.
Our Credit Facility, or our other indebtedness outstanding from time to time, contains or may contain operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur or assume certain liens;

•	make certain restricted payments, investments and loans;

•	create, incur or assume additional indebtedness or guarantees;

•	create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries;

•	engage in M&A transactions, consolidations, sale-leasebacks, joint ventures and asset and security sales and dispositions;

•	pay dividends or redeem or repurchase our capital stock;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with affiliates;

•	modify the terms of certain indebtedness;

•	prepay, redeem or purchase certain indebtedness; and

•	make material changes to accounting and reporting practices.
In addition, the Credit Facility includes financial covenants that require us (i) not to exceed a maximum consolidated total leverage ratio (the ratio of total funded debt to adjusted EBITDA) and (ii) to exceed a minimum consolidated interest coverage ratio (the ratio of adjusted EBITDA less capital expenditures and cash taxes to cash interest expense).
Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants. If we violate any applicable covenants and are unable to obtain waivers, our agreements governing our indebtedness or other applicable agreement could be declared in default and could be accelerated, which could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, financial results or financial condition could be materially and adversely affected. In addition, complying with these covenants may cause us to take actions that are not favorable to holders of our indebtedness outstanding from time to time and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
Despite our current level of indebtedness, we and our subsidiaries may still incur significant additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.
Our level of indebtedness could have important consequences on our future operations. We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the 2.0% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) do not restrict us from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture. The terms of the agreements governing our other indebtedness limit, but do not prohibit, us from incurring additional indebtedness. Furthermore, the terms of our current indebtedness do not prevent us from incurring other liabilities that do not constitute indebtedness.
Our ability to incur additional indebtedness may have the effect of reducing the funds available to pay amounts due with respect to our indebtedness. If we incur new indebtedness or other liabilities, the related risks that we and our subsidiaries may face could intensify.
We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition and other factors. We will not be able to control many of these factors, such as the general economy, economic conditions in the industries in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Credit Facility, may restrict us from pursuing any of these alternatives.
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
Our Credit Facility and 6.0% Senior Notes due 2022 (“2022 Notes”) are guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries, including those that join us in connection with acquisitions.
Substantially all of our U.S. subsidiaries guarantee our obligations under our 2022 Notes and Credit Facility and substantially all of their assets are pledged as collateral for the Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees under the Credit Agreement and 2022 Notes, and, in the case of the Credit Facility, similar security. If we default on any guaranteed indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on our U.S. subsidiaries’ assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.
Our 2023 Convertible Notes are our obligations only and our operations are substantially conducted through, and a substantial portion of our consolidated assets are held by, our subsidiaries.
The 2023 Convertible Notes are FTI Consulting’s obligations exclusively and are not guaranteed by any of our operating subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the 2023 Convertible Notes or to make any funds available for that purpose. Accordingly, our ability to meet our debt service obligations on our 2023 Convertible Notes depends on the results of operations of our subsidiaries and their ability to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations. Dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

We may not have the ability to raise the funds necessary to settle conversions of the 2023 Convertible Notes or to repurchase the 2023 Convertible Notes upon a fundamental change, and the agreements governing our other indebtedness contain, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2023 Convertible Notes.
Holders of the 2023 Convertible Notes will have the right to require us to repurchase their 2023 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus any accrued and unpaid interest. In addition, upon conversion of the 2023 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2023 Convertible Notes being converted in accordance with the terms of the indenture governing the 2023 Convertible Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2023 Convertible Notes. Our Credit Facility prohibits us from making any cash payments on the conversion or repurchase of the 2023 Convertible Notes if a default or an event of default under that facility exists or would result from such conversion or repurchase, or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase),we would not be in pro forma compliance with certain financial tests under that the Credit Facility.
Any new credit facility that we may enter into may have similar restrictions. In addition, our ability to repurchase the 2023 Convertible Notes or to pay cash upon conversions of the 2023 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2023 Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2023 Convertible Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the 2023 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2023 Convertible Notes is triggered, holders of the 2023 Convertible Notes will be entitled to convert the 2023 Convertible Notes at their option at any time during specific periods listed in the indenture governing the 2023 Convertible Notes. If one or more holders elect to convert their 2023 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2023 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2023 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the 2023 Convertible Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2023 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2023 Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2023 Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2023 Convertible Notes to their face amount over the term of the 2023 Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2023 Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the 2023 Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2023 Convertible Notes are not included in the calculation of diluted earnings per share, except to the extent that the conversion value of the 2023 Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2023 Convertible Notes, then our diluted earnings per share would be adversely affected.
Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Borrowings under our Credit Facility will be at variable rates of interest, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flow could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the agreements governing our indebtedness or our other indebtedness outstanding from time to time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May yet Be Purchased under the Program
	(in thousands, except per share data)
July 1 through July 31, 2018	7	(2)	$62.46	—		$99,099
August 1 through August 31, 2018	199	(3)	$76.47	196	(5)	$99,099
September 1 through September 30, 2018	2	(4)	$74.46	—		$99,099
Total	208			196

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million, increasing the Repurchase Program to an aggregate authorization of $300.0 million. There were no repurchases under the Repurchase Program during the quarter ended September 30, 2018.

(2)	Includes 6,886 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 2,979 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 2,492 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)
In connection with the Company’s offering and issuance of $316.3 million aggregate principal amount of 2.0% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) on August 20, 2018 (the “Offering”), the Company repurchased approximately $15.0 million (or 196,050 shares at a purchase price of $76.51 per share) of its common stock from purchasers of the 2023 Convertible Notes in privately negotiated transactions effected through J.P. Morgan Securities LLC using a portion of the net proceeds of the Offering. These repurchases were not pursuant to the Repurchase Program.

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

4.1
Indenture, dated as of August 20, 2018, between FTI Consulting, Inc. and U.S. Bank National Association, as Trustee (Filed with the Securities and Exchange Commission on August 20, 2018 as an exhibit to FTI Consulting, Inc.'s Current Report on Form 8-K dated August 14, 2018 and incorporated herein by reference.)

4.2
Form of 2.0% Convertible Senior Notes due 2023 (included in Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 20, 2018 as an exhibit to FTI Consulting, Inc.'s Current Report on Form 8-K dated August 14, 2018 and incorporated herein by reference.)

4.3
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

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Date: October 25, 2018

FTI CONSULTING, INC.

By:	/s/ Ajay Sabherwal
Ajay Sabherwal
Chief Financial Officer and Interim Chief Accounting Officer
(principal accounting officer)