Form 10-K
period 2018-12-31
FTI CONSULTING INC
filed 2019-02-27
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2.3 billion, based on the closing sales price of the registrant’s common stock on June 30, 2018.
The number of shares of the registrant’s common stock outstanding on February 19, 2019 was 37,863,716.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2018 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2018

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
ITEM 1.    BUSINESS
Unless otherwise indicated or required by the context, when we use the terms “Company,” “FTI Consulting,” “we,” “us” and “our,” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.
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
We work closely with our clients to help them anticipate, illuminate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving turnaround and restructuring (including bankruptcy), business transformations (including performance improvement), interim management, transactions (including mergers and acquisitions (“M&A”), forensic accounting and advisory services, global risk & investigations

(“GRIP”), antitrust and competition matters, international arbitrations, regulated industries, securities litigation and risk management, electronic discovery management (or “e-discovery”), managed document review, collection and computer forensics), information governance, privacy and security, M&A crisis and special situation communications, and public affairs communications. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, consisting of our 47 U.S. offices located in 19 states, three offices located in Calgary, Toronto and Vancouver, Canada and our six offices serving Latin America located in Argentina, Brazil, Colombia, Mexico, the Cayman Islands and the Virgin Islands (British); (ii) Asia and the Pacific, consisting of 15 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, South Korea, Malaysia and Singapore; and (iii) Europe, Middle East and Africa (“EMEA”), consisting of 24 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Israel, Qatar, South Africa, Spain, United Arab Emirates and the United Kingdom (“UK”).
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2018, we derived approximately 68% and 32% of our consolidated revenues from the work of professionals who are assigned to locations inside and outside the U.S., respectively.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last three years contributed by each of our five reportable segments.

	Year Ended December 31,
Reportable Segment	2018	2017	2016
Corporate Finance & Restructuring	28%	27%	27%
Forensic and Litigation Consulting	26%	26%	25%
Economic Consulting	26%	27%	28%
Technology	9%	10%	10%
Strategic Communications	11%	10%	10%
Total	100%	100%	100%
The following table sets forth the number of offices and countries in which each segment operates, as well as the net number of revenue-generating professionals in each of our reportable segments.

	Year Ended December 31,		Year Ended December 31,
	2018		2018	2017	2016
	Offices	Countries	Billable Headcount	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring	43	14	948	901	895
Forensic and Litigation Consulting	56	19	1,153	1,067	1,110
Economic Consulting	41	18	708	683	656
Technology	33	9	306	292	288
Strategic Communications	38	17	641	630	647
Total			3,756	3,573	3,596

Our Reportable Segments
Corporate Finance & Restructuring
Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial and capital needs of our clients around the world. We address the full spectrum of financial, operational and transactional risks and opportunities facing our clients. Our clients include companies, boards of directors, investors, private equity sponsors, banks, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of service offerings, including turnaround and corporate restructuring (and bankruptcy), business transformation (including financial, operational and performance improvement services), and interim management services. Additionally, our services include dispute advisory, M&A, valuation and financial advisory and tax services. Our clients demand our industry expertise, which includes emphasis in the automotive, energy, power & products (“EPP”), healthcare, mining, real estate & infrastructure, retail & consumer products, and telecom, media & technology ("TMT") sectors.
In 2018, our Corporate Finance & Restructuring segment operated through business transformation, turnaround and restructuring, and other practices, which offer the following services:

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
Our company advisory group advises and assists clients by providing liquidity management, operational improvement, turnaround and restructuring, and capital solutions services to achieve successful turnarounds. Through our out-of-court services, we assist clients to right-size infrastructure, improve liquidity and solvency, improve cash flow and working capital management, sell noncore assets or business units and recapitalize. We perform due diligence reviews, financial statement, cash flow and EBITDA (earnings before interest expense, income taxes, depreciation and amortization) analyses, prepare liquidity forecasts and financial projections, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral, provide crisis credit and securitized transaction assistance, negotiate loan covenant waivers and guide complex debt restructurings. We also lead and manage the financial aspects of in-court restructurings and bankruptcies by offering services that help our clients assess the impact of a bankruptcy filing on their financial condition and operations. We provide critical services specific to court-supervised insolvency and bankruptcy proceedings. We represent underperforming companies that are debtors-in-possession and lenders. With a focus on minimizing disruption and rebuilding the business after an exit from bankruptcy or insolvency, we help clients accelerate a return to business as usual.
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

•
Business Transformation. The services offered by our business transformation practice focus on improving the efficiency and effectiveness of clients’ operations by implementing systemic changes leading to sustainable results. Our expert-led teams focus on:

•
Revenues, by helping clients unlock profitability, combining consulting tools, analytics and operating experience to deploy strategies designed to deliver sustainable, accelerated revenue growth in an accelerated time frame;

•	Operations, such as sales, customers and sourcing and procurement, by analyzing data and other information that drives improvements, insights and change;

•	Transactions, such as M&A, by providing due diligence, pre- and post- advisory and merger integration services;

•
Finance, by collaborating with finance and accounting executives to address people, process and technology gaps by using data analytics and best practices to establish solutions that support finance responsibilities while balancing the company’s strategic goals, including through our interim management services that address gaps in executive expertise; and

•
People, by partnering with business leaders, management, communications and HR, to drive business results by fully addressing the people-side of change. We help organizations realize the benefits of a transformation more rapidly and deliver sustainable change that moves our clients’ businesses forward.

•
Office of the Chief Financial Officer (“CFO”) Solutions. Our Office of the CFO Solutions provides holistic, practical, value-enhancing solutions to address people, process and technology gaps. Our solutions are designed to preserve, create and sustain value and to help the CFO team achieve rapid success. We collaborate with CFOs and their finance and accounting organizations and use innovative engagement tools to provide transformation services, manage risk, deliver business intelligence capabilities, and prepare for and execute events, all while building confidence, clarity, controls and consistency.

•
Interim Management. Through interim management services, our professionals fill the void when our clients need skilled, experienced leadership to pursue opportunities, contend with executive turnover and transition, or drive strategic transactions or change. The experienced and credentialed professionals in our transitional management practice assume executive officer level roles, providing the leadership, financial management, and operating and strategic decision-making abilities to lead transitions due to extraordinary events such as M&A, divestitures, changes in control and carve-outs of businesses from larger enterprises.

•
Transactions. We combine the disciplines of structured finance, investment banking, lender services, M&A, M&A integration, and U.S. Securities and Exchange Commission (“SEC”) and other regulatory experience to help our clients maximize value and minimize risk in M&A and other high stakes transactions. The many services that we provide relating to investment banking, lender services, M&A integration, and structured finance and transaction services include: performing due diligence reviews, evaluating key value drivers and risk factors, advising on the most advantageous tax and accounting structures, and assessing quality of earnings, quality of balance sheet and working capital requirements. We identify value enhancers and value issues. We provide comprehensive tax consulting intended to maximize a client’s return on investment. We help structure post-acquisition earn-outs and price adjustment mechanisms to allow a client to realize optimal value and perform services for clients involved in purchase price disputes such as assessing the consistent application of U.S. generally accepted accounting principles (“GAAP”), earn-out issues, working capital issues, settlement ranges and allocation of purchase price for tax purposes.

We provide investment banking services in the U.S. and other countries, including Canada and Puerto Rico, through financial industry regulated entities, focusing on identifying and executing value-added transactions for public and private middle market companies. We can also provide investment advisory services through our registered advisors.

•
Valuation & Financial Advisory Services. We provide an array of forecasting, valuation and transaction support services with respect to strategic transactions, including capital markets, M&A and distressed situations. We have the expertise to provide fairness, solvency, collateral valuation, intellectual asset valuation, and going concern valuation options.

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

Our commercial and regulatory dispute services involve industry-specific expertise relating to industry standards and customary practices, economic damages, fact finding, and forensic review and analysis, primarily related to the automotive, hospitality, gaming and leisure, real estate and infrastructure, retail and consumer products, structured finance and TMT industries.

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

•
Executive Compensation & Corporate Governance. We provide objective advice on the design and implementation of comprehensive executive compensation programs to attract, retain, reward and motivate management and employees for the right kind of performance while closely aligning the interests of employees with those of the company’s shareholders and investors. Our corporate governance services include succession planning, stock ownership requirements, and shareholder engagement and outreach.

Forensic and Litigation Consulting
Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with multidisciplinary, independent dispute advisory, investigations, data analytics, forensic accounting, business intelligence and risk mitigation services. We advise our clients in response to allegations involving the propriety of accounting and financial reporting, fraud, regulatory scrutiny and anti-corruption. We assist our clients in protecting enterprise value by (i) quantifying damages and providing expert testimony in a wide range of dispute situations: claims and liabilities, government and regulatory inquiries, investigations and proceedings, litigation, intellectual property ("IP"), professional malpractice, lost profits, valuations, breach of contract, purchase price disagreements, business interruption, environmental claims, construction claims and fraud, (ii) employing forensic accounting and complex modeling to analyze financial transactions, and (iii) identifying, collecting, analyzing and preserving structured information within enterprise systems. We have the capacity to provide our full array of practice offerings across jurisdictional boundaries around the world.
In 2018, our Forensic and Litigation Consulting segment operated through risk advisory, investigations and disputes practices, which offer the following services:

•
Forensic Accounting & Advisory Services. We assist U.S. and multinational clients with responding to allegations involving the propriety of accounting, financial reporting, fraud, regulatory scrutiny and anti-corruption inquiries. We identify, collect, analyze and interpret financial and accounting data and information for fraud, accounting, complex financial reporting, audit and special committee investigations. We analyze issues, identify options and make recommendations to respond to financial misstatements, financial restatements and inadequate disclosure allegations, claims, threatened and pending litigation, regulatory inquiries and actions, and whistleblower allegations. We employ investigative skills, establish document and database controls, prepare analytical models, perform forensic accounting, present expert testimony and render opinions, and prepare written reports. We have particular expertise investigating compliance with the U.S. Foreign Corrupt Practices Act (the "FCPA") and other anti-corruption laws, including the UK Anti-Bribery Act (the "UKBA") and the Organisation for Economic Co-operation and Development (the “OECD”). We provide consulting assistance and expert witness services to securities counsel and their clients regarding inquiries and investigations initiated by the Divisions of Enforcement and Corporate Finance and Office of the Chief Accountant of the SEC. We assist clients in responding to inquiries from the Public Company Accounting Oversight Board.

•
GRIP. We utilize a multidisciplinary approach to conduct complex factual and regulatory investigations combining teams of former federal prosecutors and regulators, law enforcement and intelligence officials, forensic accountants, industry specialists and computer forensic specialists. We uncover actionable intelligence and perform value-added analysis to help our clients address and mitigate risks, protect assets, remediate compliance, make informed decisions and maximize opportunities. Our capabilities and services include white collar defense intelligence and investigations, complex commercial and financial investigations, business intelligence and investigative due diligence, political risk assessments, business risk assessments, fraud and forensic accounting investigations, computer forensics and electronics evidence, specialized fact finding, domestic and international arbitration proceedings, asset searching and analysis, IP and branding protection, anti-money laundering consulting, ethics and compliance program design, and transactional due diligence. We help our clients navigate anti-bribery and anti-corruption risk proactively (assessing and mitigating risk) and reactively (responding to allegations with multidisciplinary investigation, forensic accounting and information preservation experts). We help clients institute the necessary internal controls with which to comply, and we investigate suspected violations of the FCPA and other anti-corruption laws, including the UKBA and the OECD. We also develop remediation and monitoring plans, including the negotiation of settlement agreements. Through our services, we uncover actionable intelligence and perform value-added analysis to help our clients and other decision makers address and mitigate risk, protect assets, remediate compliance deficiencies, make informed decisions and maximize opportunities.

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

•
Dispute Advisory Services. We provide early case assessment and pre-trial, in-trial and post-trial dispute advisory services in judicial and a broad range of alternative dispute resolution and regulatory forums, including international arbitration, to help clients assess potential, threatened and pending claims resulting from complex events, including securities, accounting and regulatory enforcement actions, valuation, solvency and acquisition disputes, intellectual property disputes and valuations, commercial disputes, including business insurance claims, financial and economic transactions, as well as accounting and professional malpractice allegations, and labor and employment disputes. We analyze records and information, including electronic information, to locate assets, trace flows of funds, identify illegal or fraudulent activity, reconstruct events from incomplete and/or corrupt data, uncover vital evidence, quantify damages and prepare for trial or settlement. In many of our engagements, we also act as an expert witness. We perform economic and commercial analyses necessary to support International Trade Commission Section 337 investigations used to prevent certain products subject to IP claims from entering the U.S.

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

•
Anti-Corruption Investigations & Compliance. We help clients mitigate corruption risks and investigate and prevent corruption issues arising from the FCPA, the UKBA, Brazil’s Clean Company Act and other similar global statutes.

•
Anti-Money Laundering. We help banks, broker-dealers, money transmitters, regulators, insurers, law firms, investors and corporations investigate and address anti-money laundering and anti-corruption regulations, compliance and sanctions with specialized consulting services, combining our expertise and investigative experience with our specialized technology and data services.

•
Health Solutions. We work with a variety of healthcare and life sciences clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial and legal challenges. We provide a one-company team of experts across the spectrum of healthcare disciplines. These professionals have specialized capabilities and a record of success across hospital operations and restructuring, healthcare economics, and stakeholder engagement and communication.
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
In 2018, our Economic Consulting segment offered the following services:

•
Antitrust & Competition Economics. We provide financial, economic and econometric consulting services to assist clients in public policy debates, regulatory proceedings and litigation. We apply our models to complex data in order to evaluate the likely effects of transactions on prices, costs and competition. Our professionals are experts at analyzing and explaining the antitrust and competition impact of diverse transactions and proceedings relating to M&A, price fixing, monopolization and abuse of a dominant position, exclusionary conduct, bundling and tying, and predatory pricing. Our services include financial and economic analyses of policy, regulatory and litigation matters. We provide expert testimony, testimony regarding class certifications and quantification of damages analyses for corporations, governments and public-sector entities in the U.S. and around the world.

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

•
International Arbitration. We help clients navigate each phase of the dispute resolution process. Our international arbitration practice works with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals. Our services include evaluating claims, identifying and quantifying economic damages, litigation support and identifying the best approaches to achieve positive outcomes.

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

Technology
Our Technology segment offers a comprehensive portfolio of information governance, e-discovery management and data analytics software, services and consulting to corporations, law firms, courts and government agencies worldwide. Our consulting and services allow our clients to control the risk and expense of information during legal and regulatory events more confidently, as well as better understand and act on their data in the context of compliance and risk. Our professionals help clients locate, analyze, review and produce electronically stored information ("ESI"), including email, computer files, audio, video, instant messaging, cloud data and social media. Our professionals have a proven track record of helping clients with complex issues, including internal investigations, regulatory and global investigations such as under the FCPA and UKBA, litigation and joint defense, discovery and preparation, and antitrust and competition investigations, including second requests under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
In 2018, our Technology segment operated through software and consulting and services practices, which offer the following services:

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

•
Managed Document Review. We offer Acuity®, a managed review offering that allows corporations and law firms to improve the cost-effectiveness of their e-discovery processes while more effectively identifying the most critical information and documents in large data sets. With Acuity®, we drive review efficiency by leveraging the power of analytics and artificial intelligence while ensuring rigorous project and budget oversight. Acuity® workflows enable collaboration among the corporation, law firm and our managed review teams.

•
Collections & Computer Forensics. We help organizations meet requirements for collecting, analyzing and producing large amounts of data from a variety of sources, including email, chat, voicemail, backup tapes, social media, the cloud, mobile devices, shared server files and databases, often on multiple continents. We provide both proactive and reactive support using expert services, methodologies and tools that help companies and their legal advisors understand technology-dependent issues. We also offer services to reconstruct data that has been deleted, misplaced or damaged.

•
Information Governance, Privacy & Security. We provide the people, process and technology to develop, implement and deliver information governance, privacy & security strategies that reduce corporate risk, cut storage costs, secure data, improve the e-discovery process and enable better insight into data. Services include: readiness assessment consulting and services for the General Data Protection Regulation Act, data privacy program development and managed services, scanning and quarantine of sensitive data, including personally identifiable information and trade secrets, cleanup of file share, litigation hold and preservation optimization, e-discovery readiness/meet-and-confer support, divestiture data segregation, decommission and disposition of business applications in a defensible manner, modernization of messaging policies, backup remediation, workstation and forensic image remediation, social media and messaging archive migration and remediation, migration to cloud applications, discovery of key data, enterprise content management and SharePoint migration and decommissioning, voice and audio readiness, and cybersecurity readiness assessment.

•
Contract Intelligence. Our Contract Intelligence service provides a cost-effective solution for a key component of contract life cycle management, offering organizations a centralized, organized method to review and analyze their global contract universe. Corporations and firms using our Contract Intelligence service can better find, understand and act upon contracts to meet regulatory requirements, reduce risk and recognize greater business value in business contexts such as pre-merger contract diligence, alignment of contract with new regulations and analyses of leasing agreements for compliance with new accounting standards.

•
Relativity®*. In 2017, we became an authorized provider of Relativity®, a third-party software product designed to help clients find relevant information quickly and accurately and manage the complexity and scope of investigations and litigation, and have successfully delivered Relativity® on multiple legal and regulatory engagements.

•
Ringtail®* E-discovery Software. In September 2018, we sold our Ringtail® software and related e-discovery and document review software platform to Nuix, an information software company, for approximately $55.0 million. At the time of sale, we entered into a three-year preferred partner licensing agreement with Nuix for the Nuix Ringtail Review platform. Ringtail helps companies find relevant information quickly and accurately and manage complex investigations and transactions.

•	Radiance Visual Analytics Software. Radiance is a highly scalable, visual analytics platform to search ESI from disparate sources in a single interface.

* Registered trademark of Relativity Technologies, Inc. Ringtail is a registered trademark of Nuix.

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
In 2018, our Strategic Communications segment offered the following services:

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

•
Corporate Reputation. We promote businesses and protect corporate reputations, creating solutions for our clients’ mission-critical communications needs. Our services include crisis and issues management, reputational risk advisory, stakeholder identification, mapping and engagement, messaging and organization positioning, thought leadership consultancy, corporate social responsibility, strategic media relations, employee communications, engagement and change communications, and media and presentation coaching, as well as qualitative and quantitative research.

•
Public Affairs & Government Relations. We advise senior business leaders and leading organizations around the world on how to effectively engage with governments, politicians and policymakers and respond to regulatory changes. We advise governments on how to attract investors by improving their regulatory and legal frameworks. Our integrated global team is based in leading political centers, including Berlin, Brussels, London, Melbourne and Washington, D.C. We combine public policy, economic consulting and capital markets expertise with strategic communications and business advisory skills. We offer the full range of engagement programs, ranging from crisis management of imminent legislation to longer-term shaping of the policy environment. We use a range of qualitative and quantitative tools to establish our clients’ case in connection with government investigations, political and legislative engagement, public policy debates and business strategies, whether in terms of message refinement, policy mapping, reputation benchmarking, opinion polling or speechwriting.

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

Our Industry Specializations
We employ professionals across our segments and practices who are qualified to provide our core services plus a range of specialized consulting services and solutions that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries. The major industry groups that we service include:
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
EPP. Our EPP professionals provide a wide array of advisory services that address the strategic, financial, restructuring, reputational, regulatory and legal needs of energy and utility clients involved in the production of crude oil, natural gas, refined products, chemicals, coal, electric power, emerging technologies, and renewable energy and clean energy technologies. Our professionals are involved in many of the largest financial and operational restructurings, regulatory and litigation matters involving energy and utility companies globally.
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
Hospitality, Gaming & Leisure. Our professionals help hotels, resorts, casinos, timeshares and condo hotels with operational realignment, asset and interim management, strategic analysis and event readiness (e.g., IPO, receivership, bankruptcy) and stakeholder engagement to preserve, protect and enhance asset and enterprise value.

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
Public-Sector & Government Contracts. Our government contracts team assists businesses through all phases of public sector contracting, including complying with government regulations and managing government business, risk avoidance, dispute resolution and litigation support. Our public-sector solutions team delivers services, including financial and performance improvement, risk management and forensic consulting, economic and public policy consulting, technology and data analytics, and strategic communications.
Real Estate & Infrastructure. Our professionals have the industry expertise and experience to help real estate owners, users, investors and lenders better navigate the real estate market’s complexities and manage its inherent risks. We provide such services through our real estate solutions practice within our Corporate Finance & Restructuring segment and our construction solutions practice within our Forensic and Litigation Consulting segment. We represent leading public and private real estate entities and stakeholders, including REITs, financial institutions, investment banks, opportunity funds, insurance companies, hedge funds, pension advisors, owners and developers, offering services that help align strategy with business goals.
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
TMT. Our TMT team provides strategic, financial, operational and communications consulting with industry specialists in wireline and wireless telecom, print and digital media, broadcast TV and radio, entertainment and content production, and technology companies of all types, including software, hardware, Internet business models and cloud-based technology. We provide targeted performance improvement strategies and implementation, commercial diligence and transaction advisory, M&A integration, carve-outs and divestitures planning, valuation, interim management, restructuring and strategic communications. We deliver original insights that help clients better understand company performance, consumer behavior, digital substitution, emerging technologies, disruptive trends and stakeholder priorities in our industries.
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

•
Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, and more stringent and complex reporting requirements drive demand for our business offerings. The need to understand and address the impact of regulation and legislation, as well as the increasing costs of doing business, have prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws, such as the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, have contributed to the demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and capabilities across practices with industry expertise. These factors drive demand for various practices and services of all our segments.

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

Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•
Pre-eminent Businesses and Professionals. We believe that our segments include some of the pre-eminent practices and professionals in our industry today. During 2018, the awards and recognitions received by the Company include the following:

•	FTI Consulting named to Forbes magazine's list of America’s Best Management Consulting Firms for the third consecutive year — recognized in 18 sectors and functional areas

•	FTI Consulting named to Consulting magazine’s Best Firms to Work For list

•	FTI Consulting named Who’s Who Legal’s Consulting Firm of the Year award for the second consecutive year

•	Corporate Finance & Restructuring ranked the #1 U.S. Restructuring Advisor by The Deal for 11 consecutive years

•	FTI Consulting and Compass Lexecon had the most experts (144) recognized in the Who’s Who Legal Consulting Experts Guide for the third consecutive year

•	Compass Lexecon ranked #1 on Global Arbitration Review’s GAR 100 Expert Witness Firms’ Power Index

•	Compass Lexecon named Who’s Who Legal’s Competition Economics Firm of the Year for the fourth consecutive year

•	FTI Consulting named Who’s Who Legal’s Arbitration Consulting Firm of the Year for the third consecutive year

•	FTI Consulting named Who’s Who Legal’s Investigations Firm of the Year

•	FTI Technology named 2018 Technology Sector Consulting Firm of the Year in Australia by Corporate Intl magazine

•	Strategic Communications ranked in the top five PR Advisor by deal count and volume in MergerMarket’s 2018 PR Advisors League Tables in the Global, Europe and Asia-Pacific categories

•	FTI Consulting named a Top 15 Strategy Consulting Firm in the Asia Pacific region by Consultancy Asia

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

Our Business Strategy
We build client relationships based on the quality of our services, our brand and the reputation of our professionals. We provide diverse complementary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:

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

•
Grow Organically. Our strategy is to grow organically by increasing headcount and market share to provide clients with an attractive and evolving suite of services across our segments, as well as the industries and geographic regions in which we operate.

•
Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2018, we employed 3,756 revenue-generating professionals, many of whom have an established and widely recognized name in their respective service and industry specialization. Through our substantial staff of highly qualified professionals, we can handle a large number of complex assignments simultaneously. To attract and retain highly qualified professionals, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, cash incentive bonuses and equity compensation, along with a competitive benefits package and the chance to work on challenging global engagements with other highly skilled peers.

•	Enhance Profitability. We endeavor to manage costs, headcount, utilization, bill rates and pricing for both time and materials and alternative fee arrangements to operate profitably.

•
Acquisitions and Other Investments. Enhance value through capital allocation: The strength of our balance sheet gives us the flexibility to allocate capital and create shareholder value in numerous ways including investments in hiring new employees, acquisitions and share repurchases. We consider strategic and opportunistic acquisition opportunities on a selective basis. We seek to integrate completed acquisitions and manage investments in a way that fosters organic growth, expands our geographic presence or complements our segments, practices, services and industry focuses. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.
Our Employees
Our success depends on our ability to attract and retain our expert professional workforce. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. We also engage independent contractors to supplement our professionals on client engagements as needed. As of December 31, 2018, we employed 4,768 employees, of which 3,756 were revenue-generating professionals.
Employment Agreements
As of December 31, 2018, we had written employment arrangements with substantially all of our 486 Senior Managing Directors and equivalent personnel (collectively, “SMD”). These arrangements generally provide for fixed salary and participation in incentive payment programs (which, in some cases, may be based on financial measures such as EBITDA or relative total shareholder return), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if an SMD leaves our employment for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of an SMD may vary, depending on whether the person resigned with or without “good reason” or was terminated by us with or without “cause,” retired or did not renew, died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment arrangements with SMDs require some notice period be given by the party prior to termination of employment and include covenants providing for restrictions on the SMDs competing against, and soliciting employees from, the Company for a specified period of time following the end of the SMDs employment.
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
Clients
During the year ended December 31, 2018, no single client accounted for more than 10% of our consolidated revenues. No reportable segment had a single client that accounted for more than 10% of its respective total revenues for the year ended December 31, 2018. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, each law firm engages us on behalf of multiple clients.
Competition
We compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the service(s) or product(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, that offer a broad range of consulting services; investment banking firms; IT consulting and software companies that offer niche services that are the same or similar to services or products offered by one or more of our segments; and small firms and independent contractors that provide one or more specialized services.
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. Our Technology segment, particularly with respect to hosting services, and to a lesser extent our other segments, may also compete on price, although the critical nature of the services provided by our Corporate Finance & Restructuring, Forensic and Litigation Consulting, and Economic Consulting segments typically makes price a secondary consideration with respect to those segments. Since our businesses depend in large part on professional relationships, there are low barriers of entry for professionals, including our professionals, electing to work independently, start their own firms or change employers.
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
Our Technology segment primarily competes with consulting and/or software providers specializing in e-discovery, ESI and the management of electronic content. Competitors may offer products and/or services intended to address one piece or more of those areas. There continues to be significant consolidation of companies providing products and services similar to our Technology segment, through M&A and other transactions, which may provide competitors access to greater financial and other resources than those of FTI Consulting. This industry is subject to significant and rapid innovation. Larger competitors may be able to invest more in research and development or react more quickly to new regulatory or legal requirements and other changes and may be able to innovate more quickly and efficiently. In addition, companies compete aggressively against our Technology segment on the basis of price, particularly with respect to hosting and e-discovery services.
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
Patents, Licenses and Trademarks
We hold no U.S. patents and have three U.S. patent applications pending. We have no U.S. provisional patent applications pending. We have no Canadian or other international patents, provisional patents or patents pending.
We consider the Acuity®, Radiance™ and our other technologies and software to be proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. The TrialMax® software and technology are not protected by patents. We rely upon international copyright laws, non-disclosure agreements and contractual agreements, internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties to protect our proprietary information, software and other works. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.
We have also developed marketing language such as “Critical Thinking at the Critical Time®” and “Experts with Impact™” and other trademarks, logos and designs. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions or, in some cases, applications have been filed and are pending. Certain FTI Consulting and Compass-formative marks’ use is pursuant to certain Co-Existence, Consent and/or Settlement agreements. We believe we take the appropriate steps to protect our trademarks and brands.
Corporate Information
We incorporated under the laws of the state of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange (the “NYSE”) under the symbol FCN. Our executive offices are located at 555 12th Street NW, Washington, D.C. 20004. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.
Financial Information on Industry Segments and Geographic Areas
We manage and report operating results through five reportable segments. We also administratively manage our business regionally. See “Risk Factors — Risks Related to Our Operations” for a discussion of risks related to international operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18, “Segment Reporting” in Part II, Item 8 of this Annual Report for a discussion of revenues, net income and total assets by business segment and revenues for the U.S., UK and all other foreign countries as a group.
Available Information
We make available, free of charge, on or through our website at http://www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, our proxy statements, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report, as well as other periodic reports filed with the SEC, may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, MD 21209, telephone number 410-591-4867.

ITEM 1A.    RISK FACTORS
All of the following risks could materially and adversely affect our business, financial condition and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition and financial results.
Risks Related to Our Reportable Segments
Changes in capital markets, M&A activity, legal or regulatory requirements, general economic conditions and monetary or geopolitical disruptions, as well as other factors beyond our control, could reduce demand for our practice offerings or services, in which case our revenues and profitability could decline.

Different factors outside of our control could affect demand for a segment’s practices and our services. These include:

•	fluctuations in U.S. and/or global economies, including economic downturns or recessions and the strength and rate of any general economic recoveries;

•	the U.S. or global financial markets and the availability, costs, and terms of credit and credit modifications;

•	level of leverage incurred by countries or businesses;

•	M&A activity;

•	frequency and complexity of significant commercial litigation;

•	overexpansion by businesses causing financial difficulties;

•	business and management crises, including the occurrence of alleged fraudulent or illegal activities and practices;

•
new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations, including antitrust/competition reviews of proposed M&A transactions;

•	other economic, geographic or political factors; and

•	general business conditions.
We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economies will have on our business or the business of any particular segment. Fluctuations, changes and disruptions in financial, credit, M&A and other markets, political instability and general business factors could impact various segments’ operations and could affect such operations differently. Changes to factors described above, as well as other events, including by way of example, contractions of regional economies, or the economy of a particular country, trade restrictions, monetary systems, banking, real estate and retail or other industries; debt or credit difficulties or defaults by businesses or countries; new, repeals of or changes to laws and regulations, including changes to the bankruptcy and competition laws of the U.S. or other countries; tort reform; banking reform; a decline in the implementation or adoption of new laws or regulation, or in government enforcement, litigation or monetary damages or remedies that are sought; or political instability may have adverse effects on one or more of our segments or service, practice or industry offerings.

Our revenues, operating income and cash flows are likely to fluctuate.
We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include: (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenue recognition under U.S. GAAP; (iii) the utilization of revenue-generating professionals, including the ability to adjust staffing levels up or down to accommodate the business and prospects of the applicable segment and practice; (iv) the time it takes before a new hire becomes profitable; (v) the geographic locations of our clients or the locations where services are rendered; (vi) billing rates and fee arrangements, including  the opportunity and ability to successfully reach milestones and complete, and collect success fees and other outcome-contingent or performance-based fees; (vii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; (ix) business and asset acquisitions; (x) fluctuations in the exchange rates of various currencies against the U.S. dollar; and (xi) economic factors beyond our control.

The results of different segments and practices may be affected differently by the above factors. Certain of our practices, particularly our restructuring practice, tend to experience their highest demand during periods when market and/or industry conditions are less favorable for many businesses.  For example, in periods of limited credit availability, reduced M&A activity and/or declining business and/or consumer spending, while not always the case, there may be increased restructuring opportunities that will cause our restructuring practice to experience high demand. On the other hand, those same factors may cause a number of our other segments and practices, such as our antitrust and competition practice in Economic Consulting, to experience reduced demand. The positive effects of certain events or factors on certain segments and practices may not be sufficient to overcome the negative effects of those same events or factors on other parts of our business. In addition, our mix of practice offerings adds complexity to the task of predicting revenues and results of operations and managing our staffing levels and expenditures across changing business cycles and economic environments.
Our results are subject to seasonal and similar factors, such as during the fourth quarter when our professionals and our clients typically take vacations. We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments, which are paid throughout the year. Also, the timing of investments or acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows. This volatility makes it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of previously issued guidance. While we assess our annual guidance at the end of each quarter and update such guidance when we think it is appropriate, unanticipated future volatility can cause actual results to vary significantly from our guidance, even where that guidance reflects a range of possible results and has been updated to take account of partial-year results.

If we do not effectively manage the utilization of our professionals or billable rates, our financial results could decline.
Our failure to manage the utilization of our professionals who bill on an hourly basis, or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements (including adding or reducing staff during periods of increased or decreased demand for our services), or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such events, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our professionals. Some of these factors we cannot predict with certainty, including general economic and financial market conditions; the complexity, number, type, size and timing of client engagements; the level of demand for our services; appropriate professional staffing levels, in light of changing client demands and market conditions; utilization of professionals across segments and geographic regions; competition; and acquisitions. In addition, our global expansion into or within locations where we are not well-known or where demand for our services is not well-developed could also contribute to low or lower utilization rates in certain locations.
Segments may enter into engagements such as fixed fee and time and materials with caps. Failure to effectively manage professional hours and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to lower revenues or the costs of providing services under those types of arrangements may exceed the fees collected by the Company.
Factors that could negatively affect utilization in our segments include:
Corporate Finance & Restructuring — The completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; low interest rates; and fewer, smaller and less complex M&A and restructuring activity; or less capital markets activity.
Forensic and Litigation Consulting — The settlement of litigation; less frequent instances of significant mismanagement, fraud, wrongdoing or other business problems that could result in fewer or less complex business engagements; fewer and less complex legal disputes; fewer class action suits; the timing of the completion of engagements; less government regulation or fewer regulatory investigations; and the timing of government investigations and litigation.
Economic Consulting — Fewer, smaller and less complex M&A activity; less capital markets activity or fewer complex transactions; a reduced number of regulatory filings and less litigation, reduced or less aggressive antitrust and competition regulation or enforcement; fewer government investigations and proceedings; and the timing of client utilization of our services.
Technology — The settlement of litigation; a decline in volume and complexity of litigation proceedings and governmental investigations; and volume and timing of M&A activities and degree of enforcement of anti-trust regulations.
Strategic Communications — Fewer event-driven crises affecting businesses; general economic decline that may reduce certain discretionary spending by clients; a decline in capital markets activity, including M&A; and fewer public securities offerings.

Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and clients may not accept billable rate or price increases, which could result in loss of clients, fee write-offs, reduced revenues and less profitable business.
In some cases, our segments are engaged by certain clients who are experiencing or anticipate experiencing financial distress or are facing complex challenges, are engaged in litigation or regulatory or judicial proceedings, or are facing foreclosure of collateral or liquidation of assets. This may be true in light of general economic conditions; lingering effects of past economic slowdowns or recession; or business- or operations-specific reasons. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our segments. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.
We may receive requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass through costs. We consider these requests on a case-by-case basis. We routinely receive these types of requests and expect this to continue in the future. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure not to increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or at all, or that they will generate the same volume of work or revenues or be as profitable as past engagements.

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

Our Technology segment faces certain risks, including (i) industry consolidation and a highly competitive environment, (ii) client concentration, (iii) downward pricing pressure, (iv) technology changes and obsolescence and (v) failure to protect IP used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.
Our Technology segment is facing significant competition from other consulting and/or software providers specializing in e-discovery, ESI and the management of electronic content. There continues to be consolidation of companies providing products and services similar to those offered by our Technology segment, which may provide competitors access to greater financial and other resources than those of the Company. Larger competitors may be able to react more quickly to new regulatory or legal requirements and other changes, or innovate more quickly and efficiently. Our Technology segment has been experiencing increasing competition from companies providing similar services at lower prices, particularly with respect to hosting and e-discovery services.
The success of our Technology segment and its ability to compete depends significantly on the IP rights we license from third-parties. There is no assurance that (i) the software we license to provide our services will remain competitive or technologically innovative, (ii) new, innovative or improved software or products will not be developed by others that will compete more effectively with the software or products we currently license or use to service our customers, or (iii) we can enter into licenses or other agreements on economically advantageous terms to license or enter into other agreements to use new or more innovative third-party software and products to provide our services. If our Technology segment is unable to license or otherwise use competitively innovative or technologically advanced software and products to provide our services, we could be unable to retain clients, grow our business and capitalize on market opportunities, which would adversely affect our operating margins and financial results.
Unauthorized use and misuse of our proprietary IP by employees or third parties could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for unauthorized or misuse of our proprietary IP may not adequately compensate us for the damages caused by unauthorized use.
Our segments face certain risks relating to cybersecurity and the failure to protect the confidentiality of client information against misuse or disclosure.
Our reputation for maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our segments. In addition, our Technology segment is dependent on providing secure information storage to host client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and take steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company would be adversely affected. There is no certainty that we can maintain the confidentiality or prevent the misuse of our or our client information.
We may not manage our growth effectively, and our profitability may suffer.
We experience fluctuations in growth of our different segments, practices or services, including periods of rapid or declining growth. Periods of rapid expansion may strain our management team or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to add or retain qualified managers, employees and contractors when needed, estimate costs, or manage our growth effectively, our business, financial results and financial condition may suffer.
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

•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different legal and regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations, including client relationships, in certain locations;

•	disparate systems, policies, procedures and processes;

•	failure to comply with the FCPA and anti-bribery laws of other jurisdictions;

•	higher operating costs;

•	longer sales and/or collections cycles;

•	potential restrictions or adverse tax consequences for the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes;

•	different or less stable political and/or economic environments;

•	conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; and

•	civil disturbances or other catastrophic events that reduce business activity.
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
We have a robust Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees, and independent consultants and contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Securities Act and publicly traded on the NYSE, our executive officers, outside directors, employees and independent contractors are required to comply with the prohibitions against insider trading of our securities. In addition, we impose certain restrictions on the trading of securities of our clients. Nonetheless, we cannot assure our stakeholders that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, independent consultants or contractors, or others who are subject to our policies and procedures could damage our reputation in the U.S. and internationally or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions, which could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits.

We may be required to recognize goodwill impairment charges, which could materially affect our financial results.
We assess our goodwill, trade names and other intangible assets, as well as our other long-lived assets as and when required by GAAP to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We have previously recorded impairment charges to the carrying value of goodwill of certain of our segments, and it is possible that we may be required to record significant impairment charges in the future. Such charges have had and could have an adverse impact on our results of operations.
Risks Related to Our People
Our failure to recruit and retain qualified professionals could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.
We deliver sophisticated professional services to our clients. Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, a good reputation and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract or retain qualified professionals to maintain or expand our business. If we are unable to successfully integrate, motivate and retain qualified professionals, our ability to continue to secure work in may suffer. Moreover, competition has caused our costs of retaining and hiring qualified professionals to increase, a trend that could continue and could adversely affect our operating margins and financial results.

Despite fixed terms or renewal provisions, we could face retention issues during and at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new or extend employment agreements with our professionals. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty in staffing engagements, if we are unable to renegotiate employment arrangements or the costs of retaining qualified professionals become too high. The implementation of new compensation arrangements may result in the concentration of potential turnover in future years.
Headcount reductions to manage costs during periods of reduced demand for our services could have negative impacts on our business over the longer term.
Our people are our primary assets and account for the majority of our expenses. During periods of reduced demand for our services, or in response to unfavorable changes in market or industry conditions, we may seek to align our cost structure more closely with our revenues and increase our utilization rates by reducing headcount and eliminating or consolidating underused locations in affected business segments or practices. Following such actions, in response to subsequent increases in demand for our services, including as a result of favorable changes in market or industry conditions, we may need to hire, train and integrate additional qualified and skilled personnel and may be unable to do so to meet our needs or our clients’ demands on a timely basis If we are unable to manage staffing levels on a timely basis in light of changing opportunities or conditions, our ability to accept or service business opportunities and client engagements, take advantage of positive market and industry developments, and realize future growth could be negatively affected, which could negatively impact our revenues and profitability. In addition, while increased utilization resulting from headcount reductions may enhance our profitability in the near term, it could negatively affect our business over the longer term by limiting the time our professionals have to seek out and cultivate new client relationships and win new projects.

We incur substantial costs to hire and retain our professionals, and we expect these costs to continue and to grow.
We may pay hiring or retention bonuses to secure the services of professionals. Those payments have taken the form of unsecured general recourse forgivable loans, stock options, restricted stock, cash-based stock appreciation rights and other equity- and cash-based awards, and cash payments to attract and retain our professional employees. We make forgivable loans to KSIP participants and may provide forgivable or other types of loans to new hires and professionals who join us in connection with acquisitions, as well as to select current employees and other professionals on a case-by-case basis. The aggregate amount of loans to professionals is significant. We expect to continue issuing unsecured general recourse forgivable loans.
We also provide significant additional payments under the KSIP and annual recurring equity or cash awards under the ICP, the Executive Committee incentive compensation arrangements and other compensation programs, including awards in the form of restricted stock and other stock- or cash-based awards or, alternatively, cash if we do not have adequate equity securities available under stockholder-approved equity plans.
In addition, our Economic Consulting segment has contracts with select economists or professionals that provide for compensation equal to a percentage of such individual’s annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expenses for that segment being a higher percentage of revenues and EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company may enter into similar arrangements with other economists and professionals hired by the Company.
We rely heavily on our executive officers and the heads of our operating segments and industry leaders for the success of our business.
We rely heavily on our executive officers and the heads of our operating segments, regional locations and industries to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and the heads of our operating segments and industry and regional leaders must have a thorough understanding of our service offerings, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.
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
Our engagements center on transactions, disputes, litigation and other event-driven occurrences that require independent analysis or expert services. Transactions may be postponed or canceled, litigation may be settled or dismissed, and disputes may be resolved, in each case with little or no prior notice to us. If we cannot manage our work in process, our professionals may be underutilized until we can reassign them or obtain new engagements, which can adversely affect financial results.
The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalties. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. If we are unable to replace clients or revenues as engagements end or if clients unexpectedly cancel engagements with us or curtail the scope of our engagements and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results of the Company could be adversely affected.
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
In reaction to publicized incidents in which electronically stored personal and other information has been lost, accessed or stolen, or transmitted by or to third parties without permission, U.S. and non-U.S. governmental authorities have proposed or adopted or are considering proposing or adopting data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business in the U.S. or the applicable jurisdiction. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our financial results.
Risks Related to Competition
If we fail to compete effectively, we may miss new business opportunities or lose existing clients, and our revenues and profitability may decline.
The market for some of our consulting services is highly competitive. We do not compete against the same companies across all of our segments, practices, services, industries or geographic regions. Instead, we compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the types of requested service(s) and the location of the client or delivery of the service(s). Our operations are highly competitive.
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
Since our business depends in large part on professional relationships, our business has low barriers to entry for professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers.
If we cannot compete effectively or if the costs of competing, including the costs of hiring and retaining professionals, become too expensive, our revenue growth and financial results could be negatively affected and may differ materially from our expectations.
We may face competition from parties who sell us their businesses and from professionals who cease working for us.
In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and from seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their businesses or assets. The duration of post-employment non-competition and non-solicitation agreements typically ranges from six to 12 months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12 months. Certain activities may be carved out of, or otherwise may not be prohibited by, these arrangements. We cannot assure that one or more of the parties from whom we acquire a business or assets, or who do not join us or leave our employment, will not compete with us or solicit our employees or clients in the future. States and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees or sellers. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with a former employee or his or her clients, or other concerns, outweighs the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for our Company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

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
Acquisitions also may involve a number of special financial, business and operational risks, such as:

•	difficulties in integrating diverse corporate cultures and management styles;

•	disparate policies and practices;

•	client relationship issues;

•	decreased utilization during the integration process;

•	loss of key existing or acquired personnel;

•	increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions;

•	the assumption of legal liabilities;

•	future earn-out payments or other price adjustments;

•	potential future write-offs relating to the impairment of goodwill or other acquired intangible assets or the revaluation of assets;

•	difficulty or inability to collect receivables; and

•	undisclosed liabilities.
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
The Company may also hire groups of selected professionals from another company. In such event, there may be restrictions on the ability of the professionals who join the Company to compete and work on client engagements. In addition, the Company may enter into arrangements with the former employers of those professionals regarding limitations on their work until any time restrictions pass. In such circumstances, there is no assurance that the Company will enter into mutually agreeable arrangements with any former employer, and the utilization of such professionals may be limited, and our financial results could be negatively affected until their restrictions end. The Company could also face litigation risks from group hires.
We may be unable to take advantage of opportunistic acquisition situations, which may adversely affect our ability to expand or diversify our business.
At the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, competition for such acquisition, the cost of such acquisition, borrowing capacity under our senior secured bank revolving credit facility (as amended and restated on November 30, 2018, the “Credit Facility”) or the availability and cost of alternative financing) may cause us to be unable to pursue or complete an acquisition.
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
Certain past acquisition-related agreements have contained stock price guarantees that resulted in cash payments in the future if the price per share of FTI Consulting common stock fell below a specified per share market value on the date restrictions lapse. There is no assurance that an acquisition candidate will not negotiate stock price guarantees with respect to a future acquisition, which may increase the cost of such acquisition.
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
Our Credit Facility, or our other indebtedness outstanding from time to time, contains or may contain operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur or assume certain liens;

•	make certain restricted payments, investments and loans;

•	create, incur or assume additional indebtedness or guarantees;

•	create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries;

•	engage in M&A transactions, consolidations, sale-leasebacks, joint ventures, and asset and security sales and dispositions;

•	pay dividends or redeem or repurchase our capital stock;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with affiliates;

•	modify the terms of certain indebtedness;

•	prepay, redeem or purchase certain indebtedness; and

•	make material changes to accounting and reporting practices.
In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Facility).
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
Our current level of indebtedness could have important consequences on our future operations. We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2.0% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) do not restrict us from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture. The terms of the agreements governing our Credit Facility and other indebtedness limit, but do not prohibit, us from incurring additional indebtedness.
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
Our Credit Facility is guaranteed by substantially all of our domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries, including those that join us in connection with acquisitions.
Substantially all of our U.S. subsidiaries guarantee our obligations under our Credit Facility, and substantially all of their assets are pledged as collateral for the Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees under the Credit Facility. If we default on any guaranteed indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on our U.S. subsidiaries’ assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.

We may not have the ability to raise the funds necessary to settle conversions of the 2023 Convertible Notes or to repurchase the 2023 Convertible Notes upon a fundamental change, and the agreements governing our other indebtedness contain, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2023 Convertible Notes.
Holders of the 2023 Convertible Notes will have the right to require us to repurchase their 2023 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus any accrued and unpaid interest. In addition, upon conversion of the 2023 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2023 Convertible Notes being converted in accordance with the terms of the Indenture governing the 2023 Convertible Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2023 Convertible Notes. Our Credit Facility prohibits us from making any cash payments on the conversion or repurchase of the 2023 Convertible Notes if a default or an event of default under that facility exists or would result from such conversion or repurchase, or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with certain financial tests under that the Credit Facility.
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
In addition, under certain circumstances, convertible debt instruments (such as the 2023 Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2023 Convertible Notes are not included in the calculation of diluted earnings per share, except to the extent that the conversion value of the 2023 Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, is issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2023 Convertible Notes, then our diluted earnings per share would be adversely affected.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 93,507 square feet under a lease expiring April 2028. Our principal corporate facilities located in Bowie, Maryland, consist of 30,835 square feet under a lease expiring April 2028. We also lease offices to support our operations in 45 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 27 countries — the United Kingdom, Ireland, Finland, France, Germany, Spain, Belgium, Denmark, Israel, Australia, Malaysia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the NYSE under the symbol FCN. As of January 31, 2019, the number of holders of record of our common stock was 181.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2018.

	(a)		(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share data)
Equity compensation plans approved by our security holders	881	(1)	$36.48	1,747	(3)
Equity compensation plans not approved by our security holders	54	(2)	36.75	—
Total	935		$36.50	1,747

(1)
Includes up to (i) 11,826 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2004 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008); (ii) 70,523 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008); and (iii) 798,968 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).

(2)
Includes up to 53,552 shares of common stock issuable upon exercise of fully vested stock options granted as employment inducement on July 30, 2014 to an executive officer hire pursuant to Rule 303.08 of the NYSE.

(3)	Includes 1,746,500 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, all of which are available for stock-based awards.
Issuances of Unregistered Securities
Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2018.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May yet Be Purchased under the Program
	(in thousands, except per share data)
October 1 through October 31, 2018	—		$—	—		$99,099
November 1 through November 30, 2018	93	(2)	$67.35	90	(4)	$93,047
December 1 through December 31, 2018	332	(3)	$62.22	329	(5)	$72,582
Total	425			419

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million, increasing the Repurchase Program to an aggregate authorization of $300.0 million. During the year ended December 31, 2018, we repurchased an aggregate of 755,803 shares of our outstanding common stock under the Repurchase Program at an average repurchase price of $53.88 per share for a total cost of approximately $40.7 million.

(2)	Includes 3,322 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 3,216 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	During the month ended November 30, 2018, we repurchased and retired 89,824 shares of common stock, at an average per share price of $67.35, for an aggregate cost of $6.0 million.

(5)	During the month ended December 31, 2018, we repurchased and retired 328,904 shares of common stock, at an average per share price of $62.20, for an aggregate cost of $20.5 million.

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
Income Statement, Balance Sheet and Stockholders' Equity Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Income Statement Data
Revenues	$2,027,877	$1,807,732	$1,810,394	$1,779,149	$1,756,212
Operating Expenses
Direct cost of revenues	1,328,074	1,215,560	1,210,771	1,171,444	1,144,757
Selling, general and administrative expenses	465,636	432,013	436,716	431,468	432,169
Special charges	—	40,885	10,445	—	16,339
Amortization of other intangible assets	8,162	10,563	10,306	11,726	15,521
	1,801,872	1,699,021	1,668,238	1,614,638	1,608,786
Operating income	226,005	108,711	142,156	164,511	147,426
Interest income and other	4,977	3,752	10,466	3,232	4,670
Interest expense	(27,149)	(25,358)	(24,819)	(42,768)	(50,685)
Gain on sale of business	13,031	—	—	—	—
Loss on early extinguishment of debt	(9,072)	—	—	(19,589)	—
Income before income tax provision (benefit)	207,792	87,105	127,803	105,386	101,411
Income tax provision (benefit)	57,181	(20,857)	42,283	39,333	42,604
Net income	$150,611	$107,962	$85,520	$66,053	$58,807
Earnings per common share — basic	$4.06	$2.79	$2.09	$1.62	$1.48
Earnings per common share — diluted	$3.93	$2.75	$2.05	$1.58	$1.44
Weighted average number of common shares outstanding
Basic	37,098	38,697	40,943	40,846	39,726
Diluted	38,318	39,192	41,709	41,729	40,729

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$312,069	$189,961	$216,158	$149,760	$283,680
Working capital (1)	$482,783	$383,851	$404,716	$394,548	$489,749
Total assets	$2,379,121	$2,257,241	$2,225,368	$2,229,018	$2,391,599
Long-term debt, net	$265,571	$396,284	$365,528	$494,772	$699,404
Stockholders’ equity	$1,348,825	$1,191,971	$1,207,358	$1,147,603	$1,102,746

(1)	Working capital is defined as current assets less current liabilities.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Stockholders' Equity Data
Shares of common stock repurchased and retired	952	4,674	537	765	—
Total cost	$55,722	$168,001	$21,479	$26,516	$—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2018 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Annual Report”). Historical results and any discussion of prospective results may not indicate our future performance.
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
In our Technology segment, certain clients are billed based on the amount of data stored on our electronic systems, the volume of information processed or the number of users licensing our Ringtail® software prior to its sale in September 2018, and our other software products. We licensed, and in some cases continue to license, certain products directly to end users, as well as indirectly through our channel partner relationships. Unit-based revenues are defined as revenues billed on a per item, per page or some other unit-based method and include revenues from data processing and hosting, software usage and software licensing. Unit-based revenues include revenues associated with the software products that are made available to customers, either via a web browser (“on-demand”) or installed at our customer or partner locations (“on-premise”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions. On-premise revenues are composed of upfront license fees, with recurring support and maintenance.
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
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain of these financial measures are considered “not in conformity with GAAP ("non-GAAP financial measures”) under the U.S. Securities and Exchange Commission (“SEC”) rules. Specifically, we have referred to the following non-GAAP financial measures:

•	Total Segment Operating Income

•	Adjusted EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted EBITDA Margin

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

•	Free Cash Flow
We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 18, “Segment Reporting” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income (Loss) is a component of the definition of Adjusted Segment EBITDA.
We define Segment Operating Income (Loss), a GAAP financial measure, as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment

Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted Segment EBITDA, a GAAP financial measure as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenues.
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, gain or loss on sale of a business and losses on early extinguishment of debt. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these measures, considered along with corresponding GAAP financial measures, provide management and investors with additional information for comparison of our operating results with the operating results of other companies.
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt, non-cash interest expense on convertible notes, gain or loss on sale of a business and the impact of adopting the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.
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

Full Year 2018 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2018	2017	% Growth
	(dollar amounts in thousands, except per share amounts)
Revenues	$2,027,877	$1,807,732	12.2%
Special charges	$—	$40,885	-100.0%
Net income	$150,611	$107,962	39.5%
Adjusted EBITDA	$265,703	$192,038	38.4%
Earnings per common share — diluted	$3.93	$2.75	42.9%
Adjusted earnings per common share — diluted	$4.00	$2.32	72.4%
Net cash provided by operating activities	$230,672	$147,625	56.3%
Total number of employees as of December 31	4,768	4,609	3.4%

Revenues

Revenues increased $220.1 million, or 12.2%, from 2017 to 2018. The increase in revenues was primarily due to higher global demand across all segments, particularly in our Corporate Finance and FLC segments.
Special charges
There were no special charges in 2018. For the year ended December 31, 2017, we recorded special charges of $40.9 million related to certain targeted reductions of staff in areas of each segment to realign our workforce with current business demand. In addition, cost-cutting actions were taken in certain corporate departments where we were able to streamline support activities and reduce our real estate costs.
Gain on sale of business
During the year ended December 31, 2018, we sold our Ringtail® e-discovery software and related business (collectively, "Ringtail"). The net proceeds from the sale were $50.3 million, which resulted in a pre-tax gain of $13.0 million.

Loss on early extinguishment of debt
In order to more effectively utilize the Company’s growing cash balances, maintain financial flexibility and reduce cash interest, we issued $316.3 million aggregate principal amount of 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") and used a portion of the proceeds, along with cash on hand, to retire $300 million aggregate principal amount of 6.0% senior notes due 2022 (the “2022 Notes”) during 2018. We recognized a $9.1 million loss on early extinguishment of debt for 2018, consisting primarily of a redemption premium of $6.0 million and a $3.1 million non-cash write-off of unamortized deferred financing costs. The impact of early extinguishment of debt is excluded from the calculation of Adjusted EBITDA.
Net income
Net income increased $42.6 million, or 39.5%, from 2017 to 2018. This increase was primarily due to higher operating profits across all business segments and a $13.0 million gain related to the sale of Ringtail, which were partially offset by a $9.1 million loss on early extinguishment of debt and $3.0 million of non-cash interest on convertible notes. Net income in 2017 included a $44.9 million net tax benefit to reflect the impact of adopting the 2017 Tax Act, which was nearly offset by $40.9 million in pre-tax special charges related to headcount and real estate reductions.
Adjusted EBITDA
Adjusted EBITDA increased $73.7 million, or 38.4%, from 2017 to 2018. Adjusted EBITDA was 13.1% of revenues for the year ended December 31, 2018 compared with 10.6% of revenues for the year ended December 31, 2017. The increase in Adjusted EBITDA was primarily due to higher revenues across all business segments, which were partially offset by an increase in compensation, primarily related to higher variable compensation and an increase in billable headcount and higher selling, general and administrative (“SG&A”) expenses.

EPS and Adjusted EPS
EPS increased $1.18 to $3.93 in 2018 compared with $2.75 in 2017. 2018 EPS included a loss on early extinguishment of debt, which decreased EPS by $0.17 and non-cash interest on convertible notes, which decreased EPS by $0.06. These decreases were partially offset by a gain on the sale of Ringtail, which increased EPS by $0.16. EPS for the year ended December 31, 2017 included the net tax benefit recorded to reflect the impact of adopting the 2017 Tax Act, which increased EPS by $1.14, and a special charge related to headcount and real estate reductions, which reduced EPS by $0.70.
Adjusted EPS increased $1.68 to $4.00 in 2018 compared with $2.32 in 2017, largely due to improved operating results.
Liquidity and Capital Allocation
Cash balances increased by $122.1 million, or 64.3%, to $312.1 million for the year ended December 31, 2018. Cash provided by operating activities increased $83.0 million to $230.7 million in 2018 as compared with $147.6 million in 2017. The increase was primarily due to higher cash collections resulting from higher revenues, partially offset by an increase in cash paid for salaries and benefits and increased income tax payments. Days sales outstanding (“DSO”) was 93 days as of December 31, 2018 and 91 days as of December 31, 2017.
A portion of net cash provided by operating activities was used to repurchase and retire 0.8 million shares of our common stock under our Repurchase Program for an average price per share of $53.88, at a total cost of $40.7 million during the year ended December 31, 2018. We had $72.6 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2018. Additionally, we used a portion of the proceeds from the issuance of the 2023 Convertible Notes to repurchase 0.2 million shares of our common stock at $76.51 per share for a total cost of $15.0 million. This was a separate repurchase transaction outside of the Repurchase Program.
Free Cash Flow, which is a non-GAAP financial measure, for the years ended December 31, 2018 and 2017 was $198.4 million and $115.6 million, respectively. The increase was primarily due to an increase in net cash provided by operating activities, as described above.
Headcount
Our total headcount increased 3.4% from 4,609 as of December 31, 2017 to 4,768 as of December 31, 2018. The following table includes the net billable headcount additions (reductions) for the year ended December 31, 2018.

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2017	901	1,067	683	292	630	3,573
Additions (reductions), net	47	86	25	14	11	183
December 31, 2018	948	1,153	708	306	641	3,756
Percentage change in headcount from December 31, 2017	5.2%	8.1%	3.7%	4.8%	1.7%	5.1%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Revenues
Corporate Finance	$564,479	$482,041	$483,269
FLC	520,333	462,324	457,734
Economic Consulting	533,979	496,029	500,487
Technology	185,755	174,850	177,720
Strategic Communications	223,331	192,488	191,184
Total revenues	$2,027,877	$1,807,732	$1,810,394
Segment operating income (loss)
Corporate Finance	$115,124	$70,234	$91,481
FLC	91,262	54,520	49,088
Economic Consulting	64,052	49,154	68,842
Technology	14,912	4,795	(2,183)
Strategic Communications	37,250	13,148	23,110
Total segment operating income	322,600	191,851	230,338
Unallocated corporate expenses	(96,595)	(83,140)	(88,182)
Operating income	226,005	108,711	142,156
Other income (expense)
Interest income and other	4,977	3,752	10,466
Interest expense	(27,149)	(25,358)	(24,819)
Gain on sale of business	13,031	—	—
Loss on early extinguishment of debt	(9,072)	—	—
	(18,213)	(21,606)	(14,353)
Income before income tax provision (benefit)	207,792	87,105	127,803
Income tax provision (benefit)	57,181	(20,857)	42,283
Net income	$150,611	$107,962	$85,520
Earnings per common share — basic	$4.06	$2.79	$2.09
Earnings per common share — diluted	$3.93	$2.75	$2.05

Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$150,611	$107,962	$85,520
Add back:
Income tax provision (benefit)	57,181	(20,857)	42,283
Interest income and other	(4,977)	(3,752)	(10,466)
Interest expense	27,149	25,358	24,819
Gain on sale of business	(13,031)	—	—
Loss on early extinguishment of debt	9,072	—	—
Depreciation and amortization	31,536	31,177	38,700
Amortization of other intangible assets	8,162	10,563	10,306
Special charges	—	40,885	10,445
Remeasurement of acquisition-related contingent consideration	—	702	1,403
Adjusted EBITDA	$265,703	$192,038	$203,010

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Net income	$150,611	$107,962	$85,520
Add back:
Special charges	—	40,885	10,445
Tax impact of special charges	—	(13,570)	(3,595)
Loss on early extinguishment of debt	9,072	—	—
Tax impact of loss on early extinguishment of debt	(2,359)	—	—
Remeasurement of acquisition-related contingent consideration	—	702	1,403
Tax impact of remeasurement of acquisition-related contingent consideration	—	(269)	(546)
Non-cash interest expense on convertible notes	3,019	—	—
Tax impact of non-cash interest expense on convertible notes	(775)	—	—
Gain on sale of business	(13,031)	—	—
Tax impact of gain on sale of business	6,798	—	—
Impact of 2017 Tax Act	—	(44,870)	—
Adjusted net income	$153,335	$90,840	$93,227
Earnings per common share — diluted	$3.93	$2.75	$2.05
Add back:
Special charges	—	1.04	0.25
Tax impact of special charges	—	(0.34)	(0.08)
Loss on early extinguishment of debt	0.23	—	—
Tax impact of loss on early extinguishment of debt	(0.06)	—	—
Remeasurement of acquisition-related contingent consideration	—	0.02	0.03
Tax impact of remeasurement of acquisition-related contingent consideration	—	(0.01)	(0.01)
Non-cash interest expense on convertible notes	0.08	—	—
Tax impact of non-cash interest expense on convertible notes	(0.02)	—	—
Gain on sale of business	(0.34)	—	—
Tax impact of gain on sale of business	0.18	—	—
Impact of 2017 Tax Act	—	(1.14)	—
Adjusted earnings per common share — diluted	$4.00	$2.32	$2.24
Weighted average number of common shares outstanding — diluted	38,318	39,192	41,709
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$230,672	$147,625	$233,488
Purchases of property and equipment	(32,270)	(32,004)	(28,935)
Free Cash Flow	$198,402	$115,621	$204,553

Year Ended December 31, 2018 Compared with December 31, 2017
Revenues and Operating Income
See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.
Special Charges
There were no special charges during the year ended December 31, 2018. Special charges for the year ended December 31, 2017 were $40.9 million. See Note 5, "Special Charges" in Part II, Item 8 of this Annual Report for expanded disclosure.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $13.5 million, or 16.2%, to $96.6 million in 2018 from $83.1 million in 2017. Excluding the impact of special charges of $3.7 million recorded in 2017, unallocated corporate expenses increased by $17.1 million in 2018, or 21.6%. The increase was primarily due to an increase in variable compensation expense, higher costs for corporate and regional business development initiatives and the senior managing director meeting held in December 2018.
Interest Income and Other
Interest income and other, which includes FX gains and losses, increased $1.2 million to $5.0 million for the year ended December 31, 2018 from $3.8 million for the year ended December 31, 2017. The increase was primarily due to a $1.5 million increase in interest income resulting from investments of excess cash and a $0.3 million increase in net unrealized FX gains, partially offset by a $0.6 million loss on sale of investment in 2018. FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest Expense
Interest expense increased $1.8 million, or 7.1%, to $27.1 million in 2018 from $25.4 million in 2017. The increase in interest expense reflects additional interest expense related to the 2023 Convertible Notes issuance that overlapped the period until the redemption of the 2022 Notes, partially offset by lower interest expense due to lower outstanding borrowings under our senior secured bank revolving credit facility.
Income Tax Provision (Benefit)
Our income tax provision was $57.2 million for 2018 as compared with an income tax benefit of $20.9 million for 2017. Excluding the discrete income tax benefit in 2017 from the adoption of the 2017 Tax Act, our effective tax rate was 27.5% for 2018 and 27.6% for 2017. The 2018 rate was favorably impacted by reductions in the U.S. income tax rate as a result of the 2017 Tax Act, which was partially offset by an unfavorable discrete tax adjustment relating to the sale of Ringtail®. The 2017 effective tax rate was favorably impacted by an unusually high mix of foreign earnings compared with low U.S. earnings due to 2017 special charges.
Year Ended December 31, 2017 Compared with December 31, 2016
Revenues and Operating Income
See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.
Special Charges
Special charges for the year ended December 31, 2017 were $40.9 million. Special charges for the year ended December 31, 2016 were $10.4 million. See Note 5, "Special Charges" in Part II, Item 8 of this Annual Report for an expanded disclosure.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $5.0 million, or 5.7%, to $83.1 million in 2017 from $88.2 million in 2016. Excluding the impact of special charges of $3.7 million recorded in 2017, unallocated corporate expenses decreased by $8.1 million in 2017, or 9.3%. The decrease was primarily due to lower infrastructure department spend and lower executive compensation expenses, which were partially offset by higher outside legal expenses.

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
Interest Expense
Interest expense increased $0.5 million, or 2.2%, to $25.4 million in 2017 from $24.8 million in 2016 due to the impact of a 0.7% increase in average interest rates on our borrowings under our senior secured bank revolving credit facility in 2017, partially offset by lower average borrowings outstanding during 2017 as compared with 2016.
Income Tax Provision (Benefit)
Our income tax benefit was $20.9 million for 2017 as compared with an income tax provision of $42.3 million for 2016. Our 2017 income tax benefit included a discrete income tax benefit of $44.9 million related to the adoption of the 2017 Tax Act on December 22, 2017. Excluding the impact of the 2017 Tax Act, our effective tax rate was 27.6% for 2017 as compared with an effective tax rate of 33.1% for 2016. The 2017 effective tax rate, excluding the impact of adopting the 2017 Tax Act, declined related to the mix of higher foreign and U.S. state earnings in lower taxed jurisdictions as compared with the prior year.
The $44.9 million discrete adjustment for 2017 related to the adoption of the 2017 Tax Act impact includes the following:

•	$65.1 million income tax benefit related to the remeasurement of U.S. deferred tax liabilities from the previous U.S. federal tax rate of 35% to the newly enacted rate of 21%; and

•	$18.7 million income tax expense related to a Transition Tax on a deemed repatriation of accumulated foreign earnings and profits as required under the new tax law.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$150,611	$107,962	$85,520
Add back:
Income tax provision (benefit)	57,181	(20,857)	42,283
Interest income and other	(4,977)	(3,752)	(10,466)
Interest expense	27,149	25,358	24,819
Gain on sale of business	(13,031)	—	—
Loss on early extinguishment of debt	9,072	—	—
Unallocated corporate expense	96,595	83,140	88,182
Total segment operating income	322,600	191,851	230,338
Add back:
Segment depreciation expense	27,979	27,112	34,064
Amortization of other intangible assets	8,162	10,563	10,306
Segment special charges	—	37,207	9,833
Remeasurement of acquisition-related contingent consideration	—	702	1,403
Total Adjusted Segment EBITDA	$358,741	$267,435	$285,944

Other Segment Operating Data

	Year Ended December 31,
	2018	2017	2016
Number of revenue-generating professionals (at period end):
Corporate Finance	948	901	895
FLC	1,153	1,067	1,110
Economic Consulting	708	683	656
Technology (1)	306	292	288
Strategic Communications	641	630	647
Total revenue-generating professionals	3,756	3,573	3,596
Utilization rate of billable professionals (2):
Corporate Finance	66%	61%	65%
FLC	64%	61%	59%
Economic Consulting	69%	67%	73%
Average billable rate per hour (3):
Corporate Finance	$433	$396	$392
FLC	$326	$321	$327
Economic Consulting	$519	$524	$517

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 253, 305 and 287 as-needed employees during the years ended December 31, 2018, 2017 and 2016, respectively.

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

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except rate per hour)
Revenues	$564,479	$482,041	$483,269
Percentage change in revenues from prior year	17.1%	-0.3%
Operating expenses:
Direct cost of revenues	354,210	318,606	306,894
Selling, general and administrative expenses	92,037	83,747	81,584
Special charges	—	5,440	—
Amortization of other intangible assets	3,108	4,014	3,310
	449,355	411,807	391,788
Segment operating income	115,124	70,234	91,481
Percentage change in segment operating income from prior year	63.9%	-23.2%
Add back:
Depreciation and amortization of intangible assets	6,536	7,189	6,207
Special charges	—	5,440	—
Adjusted Segment EBITDA	$121,660	$82,863	$97,688
Gross profit (1)	$210,269	$163,435	$176,375
Percentage change in gross profit from prior year	28.7%	-7.3%
Gross profit margin (2)	37.3%	33.9%	36.5%
Adjusted Segment EBITDA as a percent of revenues	21.6%	17.2%	20.2%
Number of revenue-generating professionals (at period end)	948	901	895
Percentage change in number of revenue-generating professionals from prior year	5.2%	0.7%
Utilization rate of billable professionals	66%	61%	65%
Average billable rate per hour	$433	$396	$392

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2018 Compared with December 31, 2017
Revenues increased $82.4 million, or 17.1%, from 2017 to 2018. Acquisition-related revenues contributed $9.5 million, or 2.0%, compared with 2017. Excluding the acquisition, revenues increased $73.0 million, or 15.1%. The revenue increase was largely driven by increased demand for our restructuring services and business transformation and transactions services, primarily in North America and Europe, Middle East and Africa (“EMEA”), along with higher realization due to mix of client engagements and staffing globally, which was partially offset by lower success fees.
 Gross profit increased $46.8 million, or 28.7%, from 2017 to 2018. Gross profit margin increased 3.4 percentage points from 2017 to 2018. This increase was primarily due to increased utilization because of higher demand in our global restructuring services and business transformation and transaction services along with higher realization, partially offset by lower success fees.
SG&A expenses increased $8.3 million, or 9.9%, from 2017 to 2018. SG&A expenses were 16.3% of revenues in 2018 compared with 17.4% in 2017. The increase in SG&A expenses was primarily due to higher bad debt, infrastructure support, recruiting and other general administrative expenses.
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
SG&A expenses increased $2.2 million, or 2.7%, from 2016 to 2017, which included $1.2 million from a recent acquisition and the impact of higher bad debt expenses, partially offset by other general overhead expenses. Bad debt expenses in 2016 included collections of prior period write-offs. SG&A expenses were 17.4% of revenues in 2017 compared with 16.9% in 2016.
FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except rate per hour)
Revenues	$520,333	$462,324	$457,734
Percentage change in revenues from prior year	12.5%	1.0%
Operating expenses:
Direct cost of revenues	330,791	305,822	314,810
Selling, general and administrative expenses	96,958	88,056	89,532
Special charges	—	12,334	2,304
Amortization of other intangible assets	1,322	1,592	2,000
	429,071	407,804	408,646
Segment operating income	91,262	54,520	49,088
Percentage change in segment operating income from prior year	67.4%	11.1%
Add back:
Depreciation and amortization of intangible assets	5,559	5,851	6,490
Special charges	—	12,334	2,304
Adjusted Segment EBITDA	$96,821	$72,705	$57,882
Gross profit (1)	$189,542	$156,502	$142,924
Percentage change in gross profit from prior year	21.1%	9.5%
Gross profit margin (2)	36.4%	33.9%	31.2%
Adjusted Segment EBITDA as a percent of revenues	18.6%	15.7%	12.6%
Number of revenue-generating professionals (at period end)	1,153	1,067	1,110
Percentage change in number of revenue-generating professionals from prior year	8.1%	-3.9%
Utilization rate of billable professionals	64%	61%	59%
Average billable rate per hour	$326	$321	$327

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2018 Compared with December 31, 2017
Revenues increased $58.0 million, or 12.5%, from 2017 to 2018. The increase was driven by higher demand for our construction solutions, investigations and disputes services, particularly across North America and EMEA.
Gross profit increased $33.0 million, or 21.1%, from 2017 to 2018. Gross profit margin increased 2.5 percentage points from 2017 to 2018. This increase in gross profit margin is related to higher utilization, primarily due to higher demand for our construction solutions and investigations services.
SG&A expenses increased $8.9 million, or 10.1%, from 2017 to 2018. SG&A expenses were 18.6% of revenues in 2018 compared with 19.0% in 2017. The increase in SG&A expenses was due to higher personnel, rent and occupancy, travel and other administrative costs.

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
ECONOMIC CONSULTING

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except rate per hour)
Revenues	$533,979	$496,029	$500,487
Percentage change in revenues from prior year	7.7%	-0.9%
Operating expenses:
Direct cost of revenues	396,001	367,711	363,616
Selling, general and administrative expenses	73,630	71,943	67,383
Special charges	—	6,624	—
Amortization of other intangible assets	296	597	646
	469,927	446,875	431,645
Segment operating income	64,052	49,154	68,842
Percentage change in segment operating income from prior year	30.3%	-28.6%
Add back:
Depreciation and amortization of intangible assets	5,903	6,186	5,260
Special charges	—	6,624	—
Adjusted Segment EBITDA	$69,955	$61,964	$74,102
Gross profit (1)	$137,978	$128,318	$136,871
Percentage change in gross profit from prior year	7.5%	-6.2%
Gross profit margin (2)	25.8%	25.9%	27.3%
Adjusted Segment EBITDA as a percent of revenues	13.1%	12.5%	14.8%
Number of revenue-generating professionals (at period end)	708	683	656
Percentage change in number of revenue-generating professionals from prior year	3.7%	4.1%
Utilization rate of billable professionals	69%	67%	73%
Average billable rate per hour	$519	$524	$517

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2018 Compared with December 31, 2017
Revenues increased $38.0 million, or 7.7%, from 2017 to 2018. The increase was primarily due to higher demand for antitrust services in EMEA and financial economic services in North America, which were partially offset by lower demand for antitrust services in North America and lower realization due to mix of client engagements in EMEA.
Gross profit increased $9.7 million, or 7.5%, from 2017 to 2018. Gross profit margin was consistent from 2017 to 2018. Higher margins from improved utilization were entirely offset by lower realization and higher variable compensation as a percentage of revenues.

SG&A expenses increased $1.7 million, or 2.3%, from 2017 to 2018. SG&A expenses were 13.8% of revenues in 2018 compared with 14.5% in 2017. The increase in SG&A expenses was primarily driven by higher rent and occupancy costs, which were partially offset by lower bad debt expense.
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
SG&A expenses increased $4.6 million, or 6.8%, from 2016 to 2017. SG&A expenses were 14.5% of revenues in 2017 compared with 13.5% in 2016. The increase in SG&A expenses was driven primarily by higher bad debt, compensation, depreciation and infrastructure support costs, which were partially offset by lower legal fees.
TECHNOLOGY

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Revenues	$185,755	$174,850	$177,720
Percentage change in revenues from prior year	6.2%	-1.6%
Operating expenses:
Direct cost of revenues	111,129	101,505	107,591
Selling, general and administrative expenses	59,644	62,858	64,135
Special charges	—	5,057	7,529
Amortization of other intangible assets	70	635	648
	170,843	170,055	179,903
Segment operating (loss) income	14,912	4,795	-2,183
Percentage change in segment operating income from prior year	211.0%	-319.7%
Add back:
Depreciation and amortization of intangible assets	12,475	12,319	20,468
Special charges	—	5,057	7,529
Adjusted Segment EBITDA	$27,387	$22,171	$25,814
Gross profit (1)	$74,626	$73,345	$70,129
Percentage change in gross profit from prior year	1.7%	4.6%
Gross profit margin (2)	40.2%	41.9%	39.5%
Adjusted Segment EBITDA as a percent of revenues	14.7%	12.7%	14.5%
Number of revenue-generating professionals (at period end) (3)	306	292	288
Percentage change in number of revenue-generating professionals from prior year	4.8%	1.4%

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Year Ended December 31, 2018 Compared with December 31, 2017
Revenues increased $10.9 million, or 6.2%, from 2017 to 2018. The increase in revenues was primarily due to an increase in both demand and pricing for consulting services, an increase in demand for hosting and higher realized pricing for M&A-related managed reviews. This increase was partially offset by lower pricing for hosting and $2.0 million in lower revenues from software licensing due to the Ringtail® divestiture. Higher consulting revenues were driven by increased demand for information governance, privacy and security services and global investigations.
Gross profit increased $1.3 million, or 1.7%, from 2017 to 2018. Gross profit margin decreased 1.7 percentage points to 40.2% from 2017 to 2018. The decrease in gross profit margin was largely due to a lower mix of high-margin hosting and software licensing revenues.
SG&A expenses decreased $3.2 million, or 5.1%, from 2017 to 2018. SG&A expenses were 32.1% of revenues in 2018 compared with 35.9% in 2017. The decrease in SG&A expenses was primarily due to lower research and development expenses due to the Ringtail® divestiture, partially offset by an increase in other general administrative expenses. Research and development expenses related to software development were $8.7 million in 2018, a decline of $6.2 million, compared with $14.9 million in 2017.
Year Ended December 31, 2017 Compared with December 31, 2016
Revenues decreased $2.9 million, or 1.6%, from 2016 to 2017. This decrease was primarily driven by lower pricing for hosting services as a result of a decline in legacy hosting matters at the end of their cycle, coupled with lower demand for managed review offerings, partially offset by higher demand for hosting services as a result of new engagements. Additionally, higher demand for consulting was driven by growth in new engagements, as well as growth in information governance engagements.
Gross profit increased $3.2 million, or 4.6%, from 2016 to 2017. Gross profit margin increased 2.4 percentage points to 41.9% from 2016 to 2017. This margin increase was due to higher pricing for consulting, higher demand for hosting and lower depreciation expense, which was partially offset by lower pricing for hosting services.
SG&A expenses decreased $1.3 million, or 2.0%, from 2016 to 2017. SG&A expenses were 35.9% of revenues in 2017 compared with 36.1% in 2016. This decrease was due to lower salary and benefits and lower research and development expenses, partially offset by higher sales commissions. Research and development expenses related to software development were $14.9 million in 2017, a decline of $2.6 million, compared with $17.5 million in 2016.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Revenues	$223,331	$192,488	$191,184
Percentage change in revenues from prior year	16.0%	0.7%
Operating expenses:
Direct cost of revenues	135,943	121,916	117,858
Selling, general and administrative expenses	46,772	45,947	46,514
Special charges	—	7,752	—
Amortization of other intangible assets	3,366	3,725	3,702
	186,081	179,340	168,074
Segment operating income	37,250	13,148	23,110
Percentage change in segment operating income from prior year	183.3%	-43.1%
Add back:
Depreciation and amortization of intangible assets	5,668	6,130	5,945
Special charges	—	7,752	—
Fair value remeasurement of contingent consideration	—	702	1,403
Adjusted Segment EBITDA	$42,918	$27,732	$30,458
Gross profit (1)	$87,388	$70,572	$73,326
Percentage change in gross profit from prior year	23.8%	-3.8%
Gross profit margin (2)	39.1%	36.7%	38.4%
Adjusted Segment EBITDA as a percent of revenues	19.2%	14.4%	15.9%
Number of revenue-generating professionals (at period end)	641	630	647
Percentage change in number of revenue-generating professionals from prior year	1.7%	-2.6%

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2018 Compared with December 31, 2017
Revenues increased $30.8 million, or 16.0%, from 2017 to 2018, which included a 1.6% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues increased $27.8 million or 14.4%. The increase was primarily due to higher project-based revenues in North America and higher retainer- and project-based revenues in EMEA. These increases were primarily driven by an increase in public affairs and financial communications services, as well as an increase in pass-through revenues.
Gross profit increased $16.8 million, or 23.8%, from 2017 to 2018. Gross profit margin increased 2.4 percentage points from 2017 to 2018. The increase in gross profit margin was due to lower fixed compensation as a percentage of revenues, partially offset by higher variable compensation and a higher proportion of lower margin pass-through revenues.
SG&A expenses increased $0.8 million, or 1.8%, from 2017 to 2018. SG&A expenses were 20.9% of revenues in 2018 compared with 23.9% in 2017. The increase in SG&A expenses was primarily due to higher infrastructure support costs, bad debt and variable compensation, partially offset by lower expenses related to acquisition-related contingent consideration.
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
SG&A expenses decreased $0.6 million, or 1.2%, from 2016 to 2017. SG&A expenses were 23.9% of revenues in 2017 compared with 24.3% in 2016. The decrease in SG&A expenses was primarily due to lower staff costs, partially offset by higher travel and entertainment expenses.
Liquidity and Capital Resources
Cash Flows

	Year Ended December 31,
	2018	2017	2016
Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$230,672	$147,625	$233,488
Net cash provided by (used in) investing activities	$18,744	$(40,638)	$(30,132)
Net cash used in financing activities	$(117,519)	$(140,934)	$(125,310)
DSO	93	91	91
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
Free Cash Flow, a non-GAAP financial measure, for the three years ended December 31, 2018, 2017 and 2016 was $198.4 million, $115.6 million and $204.6 million, respectively.
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Net cash provided by operating activities increased $83.0 million, or 56.3%, from 2017 to 2018. The increase in net cash provided by operating activities was primarily due to higher cash collections, partially offset by an increase in cash paid for salaries and benefits and higher income tax payments. DSO was 93 days as of December 31, 2018 and 91 days as of December 31, 2017.
Net cash provided by investing activities increased $59.4 million, or 146.1%, from 2017 to 2018. The Company received proceeds of $50.3 million from the sale of Ringtail® in 2018. Capital expenditures were $32.3 million for 2018 as compared with $32.0 million for 2017.
Net cash used in financing activities decreased $23.4 million, or 16.6%, from 2017 to 2018. Cash used in financing activities in 2018 included the $300 million redemption of the 2022 Notes, $100 million of net repayments under our senior secured bank revolving credit facility (as amended and restated on November 30, 2018, the “Credit Facility”), $16.1 million payments of debt issue costs, redemption premium and other redemption costs, and $55.7 million in common stock repurchases. These cash outflows were partially offset by $316.3 million in proceeds from the issuance of the 2023 Convertible Notes and $38.5 million from the issuance of common stock under our equity compensation plans. Net cash used in financing activities for the year ended December 31, 2017 included payments of $168.1 million for common stock repurchases and $5.2 million cash paid for acquisition-related contingent consideration, partially offset by $30.0 million of net borrowings under our senior secured bank revolving credit facility.

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
Net cash used in financing activities increased $15.6 million, or 12.5%, from 2016 to 2017. Cash used in financing activities in 2017 included $168.1 million in common stock repurchases and $5.2 million cash paid for acquisition-related contingent consideration, partially offset by $30.0 million of net borrowings under our senior secured bank revolving credit facility and the receipt of $2.8 million of refundable deposits related to one of our foreign entities. Net financing activities for 2016 included repayments of $130.0 million of borrowings under our senior secured bank revolving credit facility and $21.5 million in common stock repurchases, partially offset by $21.7 million in cash received from the issuance of common stock under our equity compensation plan and the receipt of $4.0 million of refundable deposits related to one of our foreign entities.
Capital Resources
As of December 31, 2018, our capital resources included $312.1 million of cash and cash equivalents and available borrowing capacity of $549.0 million under a $550.0 million revolving line of credit under our Credit Facility. As of December 31, 2018, we had no outstanding borrowings under our Credit Facility and $1.0 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
The availability of borrowings, as well as issuances and extensions of letters of credit, under our Credit Facility is subject to specified conditions. We may choose to repay outstanding borrowings under the Credit Facility at any time before maturity without premium or penalty. Borrowings under the Credit Facility in USD, euro and British pound bear interest at an annual rate equal to the London Interbank Offered Rate ("LIBOR"), plus an applicable margin or an alternative base rate plus an applicable margin. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points, and (3) the one-month LIBOR plus 100 basis points. Borrowings under the Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian Dealer Offered Rate plus an applicable margin. Borrowings under the Credit Facility in Australian dollars bear interest at an annual rate equal to the Bank Bill Swap Reference Bid Rate plus an applicable margin. The Credit Facility is guaranteed by substantially all of our domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $700.0 million.
Our Credit Facility and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Facility). As of December 31, 2018, we were in compliance with the covenants contained in the Credit Facility and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2023 Convertible Notes.
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
We currently anticipate capital expenditures of $31 million to $38 million to support our organization during 2019, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.
2023 Convertible Notes
Our 2023 Convertible Notes were issued pursuant to the Indenture. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. Upon conversion, the 2023 Convertible Notes may be settled, at our election in cash, shares of our common stock or a combination of cash and shares of our common stock.
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
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 13, "Long-Term Debt" in Part II, Item 8 and "Risk Factors" in Part I, Item 1A of this Annual Report for a further discussion of the 2023 Convertible Notes.
Cash Flows
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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the Indenture that governs our 2023 Convertible Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases, and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.
Future Contractual Obligations
The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2018. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2018 and prior to the November 30, 2023 maturity date of our Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$347,805	$6,255	$12,650	$328,900	$—
Operating leases	261,291	49,757	91,564	44,780	75,190
Total obligations	$609,096	$56,012	$104,214	$373,680	$75,190

(1)	Includes principal and interest payments. Projected interest payments may differ in the future based on the balance outstanding on our Credit Facility, as well as changes in market interest rates.
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
Revenue Recognition. Revenues are recognized when we satisfy a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.
We evaluate our revenue contracts with customers based on the five-step model under Revenue from Contracts with Customers: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.
We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of arrangements:

•
Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. When a time and expense arrangement has a not-to-exceed or "cap" amount and we expect to perform work in excess of the cap, we recognize revenue up to the cap amount specified by the client, based on the efforts or hours incurred as a percentage of total efforts or hours expected to be incurred (i.e., proportional performance method). Certain time and materials arrangements may be subject to third-party approval, e.g., a court or other regulatory institution, with interim billing and payments made and received based upon preliminarily agreed-upon rates. In such cases, we record revenues for the portion of our services based on our assessment of the expected probability of amounts ultimately to be agreed upon by the court or regulator. These assessments are made on a case-by-case basis depending on the nature of the engagement, client economics, historical experience and other appropriate factors.

•
Fixed fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenues for these arrangements based on the proportional performance related to individual performance obligations within each arrangement, however, these arrangements generally have one performance obligation.

•
Performance-based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. When our performance obligation(s) are satisfied over time, we determine the transaction price based on the expected probability of achieving the agreed-upon outcome and recognize revenues earned to date by applying the proportional performance method. These arrangements include conditional payments, commonly referred to as success fees, which were previously recognized when the cash was collected.

In addition, we generate certain revenues from our Technology segment that are based on units of data stored or processed. Unit-based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client, and agreed-upon per unit rates. We also generate revenues from our on-premise software licenses. Software license revenues are generally recognized at a point in time when the customer acceptance occurs, in accordance with the provision of the arrangements.
Certain of our time and expense and fixed fee billing arrangements may include client incentives in the form of volume-based discounts, where if certain fee levels are reached, the client can receive future services at a discounted hourly rate.

Contracts with customers that have a prospective discounted pricing option based on predetermined volume thresholds are evaluated to determine whether they include a material right, which is an option that provides a customer the right to acquire free or discounted goods or services in the future. If the option provides a material right to the customer, we allocate a portion of the transaction price to the material right and defer revenues during the pre-discount period, compared with our previous practice of recognizing the reduction in revenues when customers became eligible to receive the volume discount.
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
Timing of revenue recognition often differs from the timing of billing to our customers. Generally, we transfer goods or services to a customer before the customer pays consideration or payment is due. If we have an unconditional right to invoice and receive payment for goods or services already provided, we record billed and unbilled receivables on our Consolidated Balance Sheets. Payment terms and conditions vary depending on the jurisdiction, market and type of service and whether regulatory or other third-party approvals are required. In addition, contracts may be negotiated per the client’s request, or at times we are asked to execute contracts in a form provided by customers that might include different terms. Our standard contract terms generally include a requirement of payment within 30 days where no contingencies exist.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions, for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we later discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income and totaled $17.9 million, $15.4 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers. Entities have an option, under certain circumstances, to perform a qualitative assessment regarding the reporting unit's fair value to determine whether it is necessary to perform the quantitative impairment test.
In the qualitative assessment, we consider various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant reporting unit specific events. If, based on the qualitative assessment, an entity determines that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value, we do not prepare a quantitative impairment test. If we determine otherwise, we will prepare a quantitative assessment for potential goodwill impairment.
In the quantitative assessment, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate fair value using a combination of an income approach (based on discounted cash flows) and market approaches, using appropriate weighting factors. If the fair value exceeds the carrying amount, goodwill is not impaired. However, if the carrying value exceeds the fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from five to 15 years.
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
The following table presents principal cash flows and related interest rates by year of maturity for our 2023 Convertible Notes and the fair value of the debt as of December 31, 2018. The fair value has been determined based on the last actively traded prices for our 2023 Convertible Notes. As of December 31, 2018, there were no variable rate debt instruments outstanding as there were no borrowings under our Credit Facility. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2018 and prior to the November 30, 2023 maturity date of our Credit Facility.

							December 31, 2018
Long-Term Debt	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(dollars in thousands)
Fixed rate	$—	$—	$—	$—	$316,250	$—	$316,250	$291,837
Average interest rate	—	—	—	—	5.4%	—	5.4%	—
Foreign Currency Exchange Rate Risk
Exchange Rate Risk
Our foreign currency exposure primarily relates to intercompany receivables and payables and third-party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables, which are reviewed on a regular basis. In cases where settlement of intercompany balances is not practical, we may use cash to create offsetting currency positions to reduce exposure. Gains and losses from foreign currency transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income and to date have not had a material impact on our consolidated financial statements. See Note 6, “Interest Income and Other” in Part II, Item 8 of this Annual Report for information.
Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk currently relate to functional currency assets and liabilities that are denominated in the British pound, euro, Australian dollar and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2018, 2017 and 2016. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Changes in Net Investment of Foreign Subsidiaries	2018	2017	2016
	(in thousands)
British pound	$(15,590)	$20,394	$(34,329)
Euro	(2,753)	6,595	(1,274)
Australian dollar	(6,077)	4,058	922
Canadian dollar	(1,639)	1,439	328
All other	(1,543)	(1,822)	(7,531)
Total	$(27,602)	$30,664	$(41,884)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 26, 2019

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (principal executive officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer and Interim Chief Accounting Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
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

/s/ KPMG LLP
McLean, Virginia
February 27, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 and 2 to the consolidated financial statements, effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. This change was adopted using the modified retrospective method.
Basis for Opinion
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
McLean, Virginia
February 27, 2019

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$312,069	$189,961
Accounts receivable:
Billed receivables	437,797	390,996
Unbilled receivables	319,205	312,569
Allowance for doubtful accounts and unbilled services	(202,394)	(180,687)
Accounts receivable, net	554,608	522,878
Current portion of notes receivable	29,228	25,691
Prepaid expenses and other current assets	69,448	55,649
Total current assets	965,353	794,179
Property and equipment, net	84,577	75,075
Goodwill	1,172,316	1,204,803
Other intangible assets, net	34,633	44,150
Notes receivable, net	84,471	98,105
Other assets	37,771	40,929
Total assets	$2,379,121	$2,257,241
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$104,600	$94,873
Accrued compensation	333,536	268,513
Billings in excess of services provided	44,434	46,942
Total current liabilities	482,570	410,328
Long-term debt, net	265,571	396,284
Deferred income taxes	155,088	124,471
Other liabilities	127,067	134,187
Total liabilities	1,030,296	1,065,270
Commitments and contingent liabilities (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 38,147 (2018) and 37,729 (2017)	381	377
Additional paid-in capital	299,534	266,035
Retained earnings	1,196,727	1,045,774
Accumulated other comprehensive loss	(147,817)	(120,215)
Total stockholders' equity	1,348,825	1,191,971
Total liabilities and stockholders' equity	$2,379,121	$2,257,241

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$2,027,877	$1,807,732	$1,810,394
Operating expenses
Direct cost of revenues	1,328,074	1,215,560	1,210,771
Selling, general and administrative expenses	465,636	432,013	436,716
Special charges	—	40,885	10,445
Amortization of other intangible assets	8,162	10,563	10,306
	1,801,872	1,699,021	1,668,238
Operating income	226,005	108,711	142,156
Other income (expense)
Interest income and other	4,977	3,752	10,466
Interest expense	(27,149)	(25,358)	(24,819)
Gain on sale of business	13,031	—	—
Loss on early extinguishment of debt	(9,072)	—	—
	(18,213)	(21,606)	(14,353)
Income before income tax provision (benefit)	207,792	87,105	127,803
Income tax provision (benefit)	57,181	(20,857)	42,283
Net income	$150,611	$107,962	$85,520
Earnings per common share — basic	$4.06	$2.79	$2.09
Earnings per common share — diluted	$3.93	$2.75	$2.05
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $373, $— and $—	$(27,602)	$30,664	$(41,884)
Other comprehensive income (loss), net of tax	(27,602)	30,664	(41,884)
Comprehensive income	$123,009	$138,626	$43,636

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2015	41,234	$412	$400,705	$855,481	$(108,995)	$1,147,603
Net income	—	$—	$—	$85,520	$—	$85,520
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(41,884)	(41,884)
Issuance of common stock in connection with:
Exercise of options, net of income tax benefit from share-based awards of $2,051	820	8	25,234	—	—	25,242
Restricted share grants, less net settled shares of 137	520	5	(5,541)	—	—	(5,536)
Stock units issued under incentive compensation plan	—	—	1,842	—	—	1,842
Purchase and retirement of common stock	(537)	(5)	(21,484)	—	—	(21,489)
Share-based compensation	—	—	16,060	—	—	16,060
Balance at December 31, 2016	42,037	$420	$416,816	$941,001	$(150,879)	$1,207,358
Net income	—	$—	$—	$107,962	$—	$107,962
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	30,664	30,664
Issuance of common stock in connection with:
Exercise of options	123	1	4,132	—	—	4,133
Restricted share grants, less net settled shares of 92	243	2	(4,442)	—	—	(4,440)
Stock units issued under incentive compensation plan	—	—	1,547	—	—	1,547
Purchase and retirement of common stock	(4,674)	(46)	(168,048)	—	—	(168,094)
Cumulative effect due to adoption of new accounting standard	—	—	—	(3,189)	—	(3,189)
Share-based compensation	—	—	16,030	—	—	16,030
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$150,611	$—	$150,611
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(27,602)	(27,602)
Issuance of common stock in connection with:
Exercise of options	1,051	11	41,557	—	—	41,568
Restricted share grants, less net settled shares of 58	319	3	(3,097)	—	—	(3,094)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(952)	(10)	(55,728)	—	—	(55,738)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Conversion feature of convertible senior notes due 2023, net	—	—	34,131	—	—	34,131
Share-based compensation	—	—	15,577	—	—	15,577
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$150,611	$107,962	$85,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,536	31,177	38,700
Amortization and impairment of other intangible assets	8,162	10,563	10,306
Acquisition-related contingent consideration	479	2,291	2,164
Provision for doubtful accounts	17,872	15,386	8,912
Non-cash share-based compensation	15,577	16,030	16,920
Amortization of debt discount and issuance costs	5,456	1,984	1,985
Loss on early extinguishment of debt	9,072	—	—
Gain on sale of business	(13,031)	—	—
Other	769	611	(1,204)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(72,034)	(50,831)	3,471
Notes receivable	8,987	14,928	3,145
Prepaid expenses and other assets	(2,258)	629	(2,840)
Accounts payable, accrued expenses and other	8,908	4,421	3,268
Income taxes	11,941	(25,768)	22,012
Accrued compensation	52,510	1,795	40,350
Billings in excess of services provided	(3,885)	16,447	779
Net cash provided by operating activities	230,672	147,625	233,488
Investing activities
Proceeds from sale of business	50,283	—	—
Payments for acquisition of businesses, net of cash received	—	(8,929)	(1,251)
Purchases of property and equipment	(32,270)	(32,004)	(28,935)
Other	731	295	54
Net cash provided by (used in) investing activities	18,744	(40,638)	(30,132)
Financing activities
Borrowings (repayments) under revolving line of credit, net	(100,000)	30,000	(130,000)
Proceeds from issuance of convertible notes	316,250	—	—
Payments of long-term debt	(300,000)	—	—
Payments of debt issue and debt prepayment costs	(16,149)	—	—
Purchase and retirement of common stock	(55,738)	(168,094)	(21,489)
Net issuance of common stock under equity compensation plans	38,475	(504)	21,708
Payments for acquisition-related contingent consideration	(3,029)	(5,161)	(866)
Deposits and other	2,672	2,825	5,337
Net cash used in financing activities	(117,519)	(140,934)	(125,310)
Effect of exchange rate changes on cash and cash equivalents	(9,789)	7,750	(11,648)
Net increase (decrease) in cash and cash equivalents	122,108	(26,197)	66,398
Cash and cash equivalents, beginning of period	189,961	216,158	149,760
Cash and cash equivalents, end of period	$312,069	$189,961	$216,158
Supplemental cash flow disclosures
Cash paid for interest	$21,687	$23,285	$23,154
Cash paid for income taxes, net of refunds	$45,568	$4,929	$20,270
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,059	$1,547	$1,842
Acquisition-related contingent liability	$—	$3,426	$—
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
Foreign Currency
Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar ("USD"). Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive income (loss).”
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
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2018, we derived approximately 32% of our consolidated revenues from the work of professionals who are assigned to locations outside of the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
Revenue Recognition
Revenues are recognized when we satisfy a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.
We evaluate our revenue contracts with customers based on the five-step model under Revenue from Contracts with Customers ("ASC 606"): (1) identify the contract with the customer; (2) identify the performance obligations in the contract;

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
We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of arrangements:

•
Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. When a time and expense arrangement has a not-to-exceed or "cap" amount and we expect to perform work in excess of the cap, we recognize revenues up to the cap amount specified by the client, based on the efforts or hours incurred as a percentage of total efforts or hours expected to be incurred (i.e., proportional performance method). Certain time and materials arrangements may be subject to third-party approval, e.g., a court or other regulatory institution, with interim billing and payments made and received based upon preliminarily agreed-upon rates. In such cases, we record revenues for the portion of our services based on our assessment of the expected probability of amounts ultimately to be agreed upon by the court or regulator. These assessments are made on a case-by-case basis depending on the nature of the engagement, client economics, historical experience and other appropriate factors.

•
Fixed fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenues for these arrangements based on the proportional performance related to individual performance obligations within each arrangement; however, these arrangements generally have one performance obligation.

•
Performance-based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. When our performance obligation(s) are satisfied over time, we determine the transaction price based on the expected probability of achieving the agreed-upon outcome and recognize revenues earned to date by applying the proportional performance method. These arrangements include conditional payments, commonly referred to as success fees, which were previously recognized when the cash was collected.

In addition, we generate certain revenues from our Technology segment that are based on units of data stored or processed. Unit-based revenues are recognized as services are provided, based on either the amount of data stored or processed, the number of concurrent users accessing the information or the number of pages or images processed for a client, and agreed-upon per unit rates. We also generate revenues from our on-premise software licenses. Software license revenues are generally recognized at a point in time when the customer acceptance occurs, in accordance with the provision of the arrangements.
Certain of our time and expense and fixed fee billing arrangements may include client incentives in the form of volume-based discounts, where if certain fee levels are reached, the client can receive future services at a discounted hourly rate. Contracts with customers that have a prospective discounted pricing option based on predetermined volume thresholds are evaluated to determine whether they include a material right, which is an option that provides a customer the right to acquire free or discounted goods or services in the future. If the option provides a material right to the customer, we allocate a portion of the transaction price to the material right and defer revenues during the pre-discount period, compared with our previous practice of recognizing the reduction in revenues when customers became eligible to receive the volume discount.
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
For all our share-based awards, we recognize forfeiture expense as forfeitures occur.
Research and Development
Research and development costs related to software development are expensed as incurred. When we have determined that technological feasibility for our software products is reached, development costs related to the project are capitalized until such products are available for general release to customers as discussed in “Capitalized Software to Be Sold, Leased or Otherwise Marketed.” Research and development expenses related to software development totaled $8.7 million, $14.9 million and $17.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $15.5 million, $14.8 million and $15.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
Acquisition-Related Contingent Consideration
The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing a probability weighted estimate of future cash flow adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to adjust the discounted value of acquisition-related contingent consideration liabilities to their present value. Remeasurement gains or losses and accretion expense are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
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
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income and totaled $17.9 million, $15.4 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Property and Equipment
We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are expensed as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from three to seven years for furniture, equipment and software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within furniture, equipment and software and is amortized over the estimated useful life of the software, which is generally three years. Purchased software licenses to be sold to customers are capitalized and amortized over the license term.
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. If the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans ratably over the requisite service period, which ranges from a period of two to 10 years. The amount of expense recognized at any date must at least equal to the portion of the principal forgiven on the forgiveness date.
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
We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers. Entities have an option, under certain circumstances, to perform a qualitative assessment regarding the reporting unit’s fair value to determine whether it is necessary to perform the quantitative impairment test.
In the qualitative assessment, we consider various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant reporting unit specific events. If, based on the qualitative assessment, an entity determines that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value, we do not prepare a quantitative impairment test. If we determine otherwise, we will prepare a quantitative assessment for potential goodwill impairment.
In the quantitative assessment, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate fair value using a combination of an income approach (based on discounted cash flows) and market approaches, using appropriate weighting factors. If the fair value exceeds the carrying amount, goodwill is not impaired. However, if the carrying value exceeds the fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
We determine whether to perform a qualitative assessment first or to bypass the qualitative assessment and proceed with the quantitative goodwill impairment test for each of our reporting units based on the excess of fair value over carrying value from the most recent quantitative tests and other events or changes in circumstances that could impact the fair value of the reporting units.
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from five to 15 years.
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
Capitalized Software to Be Sold, Leased or Otherwise Marketed
We expense costs for software products that will be sold, leased or otherwise marketed until technological feasibility has been established. Thereafter, eligible software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenues for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We classify software products to be sold, leased or otherwise marketed as noncurrent “Other assets” on the Consolidated Balance Sheets. Unamortized capitalized software costs were $0.2 million and $14.8 million as of December 31, 2018 and 2017, respectively. Amortization expense for capitalized software costs was $5.3 million, $6.7 million and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
We recognize rent expense under operating leases on a straight-line basis over the non-cancelable lease term. For leases with scheduled rent increases, this treatment results in a deferred rent liability, which is classified within “Other liabilities” on the Consolidated Balance Sheets. Lease inducements, such as tenant improvement allowances, cash inducements and rent abatements, are amortized on a straight-line basis over the life of the lease. Unamortized lease inducements are also included in deferred rent. Deferred rent totaled $45.1 million and $43.9 million for the years ended December 31, 2018 and 2017, respectively.
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
Convertible Notes
On August 20, 2018, we issued 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") with an aggregate principal amount of $316.3 million, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. Upon conversion, the 2023 Convertible Notes may be settled, at our election in cash, shares of our common stock, or a combination of cash and shares of our common stock.
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
2. New Accounting Standards
Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. On January 1, 2018, we adopted ASC 606 using the modified retrospective method and recorded an immaterial cumulative effect adjustment to the beginning balance of retained earnings for revenue contracts that existed at the adoption date. Under the modified retrospective method, prior year information has not been adjusted and continues to be reported under the accounting standards in effect for periods prior to the adoption date. We have not retroactively restated the existing contracts for modifications that occurred before January 1, 2018.
See Note 1, "Description of Business and Summary of Significant Accounting Policies" for a description of the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. See Note 4, “Revenues” for the disclosures required under ASC 606. The adoption of ASC 606 had an immaterial impact on our Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets and had no impact on our Consolidated Statements of Cash Flows.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined. The Company recognized the income tax effects of the adoption of the 2017 Tax Act in its financial statements in accordance with ASU 2018-05. The Company finalized its accounting for the income tax effects of the adoption of the 2017 Tax Act in the fourth quarter of 2018 with the filing of its tax returns. There were no material changes to the provisional amounts recorded in the 2017 financial statements in connection with the 2017 Tax Act.
Accounting Standards Not yet Adopted
In February 2016, the FASB issued ASU 2016-02, amended in some respects by subsequent ASUs (collectively “ASC 842”), which supersedes existing lease guidance. Under ASC 842, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet, as well as to disclose key quantitative and qualitative information about leasing arrangements. This guidance is effective on a modified retrospective basis for reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to adopt ASC 842 using a modified transition approach, effective January 1, 2019. As permitted by the guidance, prior comparative periods will not be adjusted under this method. In addition, we elected the package of practical expedients available under the guidance that allows us not to reassess whether a contract contains a lease, lease classification or initial direct costs.
In preparation for adoption of the standard, the Company implemented internal controls and business process changes to enable the preparation of financial information in accordance with the standard. The standard will have a material impact on our Consolidated Balance Sheet. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. The Company estimates that adoption of this standard will result in recognition of additional right-of-use assets in the range of $145.0 million and $155.0 million and additional lease liabilities in the range of $210.0 million and $220.0 million on the adoption date for operating leases. We do not currently expect that the adoption of ASC 842 will have a material impact on our results of operations or cash flow presentation.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The guidance promotes a framework to help improve the effectiveness of disclosures in the notes and is effective for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Internal Use Software (Subtopic 350-40): Customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires the Company to capitalize implementation costs of a hosting arrangement that is a service contract and expense those costs over the term of the hosting arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2019 although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
Because we expect to settle the principal amount of the outstanding 2023 Convertible Notes in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature will have a dilutive impact on earnings per common share when the average market price of our common stock for a given period exceeds the conversion price of $101.38 per share. As we did not meet this threshold during the year ended December 31, 2018, any shares of common stock potentially issuable upon conversion of the 2023 Convertible Notes are excluded from the calculation of diluted earnings per share.

	Year Ended December 31,
	2018	2017	2016
Numerator — basic and diluted
Net income	$150,611	$107,962	$85,520
Denominator
Weighted average number of common shares outstanding — basic	37,098	38,697	40,943
Effect of dilutive stock options	491	117	281
Effect of dilutive restricted shares	729	378	485
Weighted average number of common shares outstanding — diluted	38,318	39,192	41,709
Earnings per common share — basic	$4.06	$2.79	$2.09
Earnings per common share — diluted	$3.93	$2.75	$2.05
Antidilutive stock options and restricted shares	175	1,561	1,404
4. Revenues
Revenues recognized during the current period may include revenues recognized from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on a re-assessment of the expected probability of achieving the agreed-upon outcome for our performance-based and contingent arrangements, resulting in a catch-up adjustment for service provided in previous periods. The aggregate amount of revenues recognized related to the catch-up adjustment due to a change in the transaction price during the year ended December 31, 2018 was $16.1 million.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied, or partially unsatisfied, and therefore revenues have not yet been recorded. Unfulfilled performance obligations primarily consist of the remaining fees not yet recognized under our proportional performance method for both our fixed fee arrangements and the portion of performance-based and contingent arrangements that we have deemed probable. As of December 31, 2018, the aggregate amount of the transaction price allocated to unfulfilled performance obligations was $8.8 million, and we expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue because we determined that it is probable that we will earn a performance-based or contingent fee, but we are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $2.4 million as of December 31, 2018 and immaterial as of December 31, 2017.
Contract liabilities are defined as liabilities incurred when we have received consideration from a client but have not yet performed the agreed-upon services. This may occur when we receive advance billings before delivery and acceptance of software licenses in our Technology segment and when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of December 31, 2018 and December 31, 2017.
5. Special Charges
There were no special charges recorded during the year ended December 31, 2018.
During the year ended December 31, 2017, we recorded special charges of $40.9 million. The charges related to certain targeted reductions in areas of each segment where we needed to realign our workforce with then-current business demand. In addition, cost-cutting actions were taken in certain corporate departments where we were able to streamline support activities and reduce our real estate costs. The special charge included the following components:

•	$23.5 million of employee severance and other employee-related costs;

•	$14.4 million of exit costs associated with the curtailment of our lease on our executive office in Washington, D.C.; and

•	$3.0 million of other expenses, including costs related to disposing or closing several small international offices.

During the year ended December 31, 2016, we recorded special charges of $10.4 million. The charges related to employee terminations in our Technology segment, health solutions practice of our Forensic and Litigation Consulting segment, and corporate infrastructure group. The charges consisted of salary continuance and other contractual employee-related costs.
The following table details the special charges by segment and corporate.

	Year Ended December 31,
Special Charges by Segment	2017	2016
Corporate Finance & Restructuring	$5,440	$—
Forensic and Litigation Consulting	12,334	2,304
Economic Consulting	6,624	—
Technology	5,057	7,529
Strategic Communications	7,752	—
	37,207	9,833
Unallocated Corporate	3,678	612
Total	$40,885	$10,445
6. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Interest Income and Other	2018	2017	2016
Interest income	$5,448	$3,968	$4,420
Foreign exchange transaction gains (losses), net	261	(77)	4,937
Other	(732)	(139)	1,109
Total	$4,977	$3,752	$10,466
7. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the Company's 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017, there were 1,746,500 shares of common stock available for grant as of December 31, 2018.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
		Restricted		Restricted		Restricted
Income Statement Classification	Options (1)	Shares (2)	Options (1)	Shares (2)	Options (1)	Shares (2)
Direct cost of revenues	$780	$9,804	$370	$9,691	$2,815	$7,530
Selling, general and administrative expenses	2,027	8,191	1,207	4,870	1,085	8,998
Special charges	—	—	—	269	56	49
Total	$2,807	$17,995	$1,577	$14,830	$3,956	$16,577

(1)	Includes options and cash-settled stock appreciation rights.

(2)	Includes restricted share awards, restricted stock units, performance stock units and cash-settled restricted stock units.

Stock Options
We did not grant any options during the year ended December 31, 2018. We used the Black-Scholes option-pricing model to determine the fair value of our option grants during the years ended December 31, 2017 and 2016 using the assumptions in the following table.

	Year Ended December 31,
Assumptions	2017	2016
Risk-free interest rate	1.60%	0.98%
Dividend yield	—%	—%
Expected term	3 years	3 years
Stock price volatility	31.94%	34.33%
A summary of our stock option activity during the year ended December 31, 2018 is presented below. The aggregate intrinsic value of stock options outstanding and exercisable, or fully vested, at December 31, 2018 in the table below represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2017	2,258	$40.63
Stock options granted	—	N/A
Stock options exercised	(1,051)	$39.55
Stock options forfeited	(272)	$58.93
Stock options outstanding at December 31, 2018	935	$36.50	5.0	$28,181
Stock options exercisable at December 31, 2018	679	$36.59	4.5	$20,401
Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $41.6 million, $4.1 million and $27.3 million, respectively. The tax benefit realized from stock options exercised totaled $4.0 million, $1.1 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $26.4 million, $0.9 million and $6.9 million, respectively.

The following is a summary of stock options outstanding and exercisable as of December 31, 2018.

	Options Outstanding			Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)		Weighted Average Exercise Price
Exercise Price Range	Options			Shares
$26.68-$33.95	200	$31.39	4.7	124	$31.38
$34.33-$36.04	193	$34.74	5.4	152	$34.85
$36.43-$36.89	222	$36.79	5.7	179	$36.81
$37.09-$40.36	245	$39.27	5.3	158	$38.67
$41.69-$55.99	75	$44.62	1.4	66	$44.88
	935			679
As of December 31, 2018, there was $0.8 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted average period of 1.0 year.
Restricted Share Awards
A summary of our unvested restricted share activity during the year ended December 31, 2018 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards outstanding at December 31, 2017	933	$38.58
Restricted share awards granted	263	$56.97
Restricted share awards vested	(188)	$37.11
Restricted share awards forfeited	(16)	$36.74
Unvested restricted share awards outstanding at December 31, 2018	992	$43.76
As of December 31, 2018, there was $22.9 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 4.1 years. The total fair value of restricted share awards that vested during the years ended December 31, 2018, 2017 and 2016 was $10.4 million, $9.9 million and $10.4 million, respectively.
Restricted Stock Units
A summary of our restricted stock units activity during the year ended December 31, 2018 is presented below. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2018.

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Restricted stock units outstanding at December 31, 2017	402	$37.49
Restricted stock units granted	32	$52.67
Restricted stock units released	(99)	$34.90
Restricted stock units forfeited	—	N/A
Restricted stock units outstanding at December 31, 2018	335	$39.72	$22,329
The intrinsic value of restricted stock units released reflects the market value of our common stock on the date of release. The total intrinsic value of restricted stock units released for the years ended December 31, 2018, 2017 and 2016 was $5.4 million, $4.1 million and $9.3 million, respectively.

As of December 31, 2018, there was $0.2 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 0.6 years. The total fair value of restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $1.9 million and $2.4 million, respectively.
Performance Stock Units
A summary of our performance stock units activity during the year ended December 31, 2018 is presented below. The performance stock units are subject to market conditions based on the total shareholder return of the Company as compared with the total shareholder return of the Standard & Poor’s 500. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock on the last trading day of 2018.

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Performance stock units outstanding at December 31, 2017	252	$25.71
Performance stock units granted	91	$36.34
Performance stock units released	(29)	$29.11
Performance stock units forfeited	(39)	$29.11
Performance stock units outstanding at December 31, 2018	275	$28.40	$18,348
As of December 31, 2018, there was $2.1 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 0.8 years. The total fair value of performance stock units that vested during the year ended December 31, 2018 was $1.4 million. There were no performance stock units that vested during the years ended December 31, 2017 and 2016.
The table below reflects the weighted average grant date fair value per share of stock options, restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2018, 2017 and 2016. The fair value of our stock options is calculated using the Black-Scholes option-pricing model. The fair value of our restricted stock awards and restricted stock units is determined based on the closing market price per share of our common stock on the grant date. The fair value of the performance stock units reflects the market conditions as of the grant date using a Monte Carlo simulation.

	Year Ended December 31,
	2018	2017	2016
Weighted average fair value of grants
Stock options	$—	$9.56	$8.41
Restricted share awards, restricted stock units and performance stock units	$51.73	$38.88	$37.64

8. Balance Sheet Details

	December 31,
	2018	2017
Prepaid expenses and other current assets
Prepaid expenses	$35,762	$35,667
Income tax receivable	18,947	7,194
Other current assets	14,739	12,788
Total	$69,448	$55,649
Accounts payable, accrued expenses and other
Accounts payable	$17,728	$14,078
Accrued expenses	52,461	45,676
Accrued interest payable	2,358	2,354
Accrued taxes payable	13,119	12,075
Other current liabilities	18,934	20,690
Total	$104,600	$94,873
9. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our other financial instruments by hierarchy level as of December 31, 2018 and 2017.

	December 31, 2018
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,960	$—	$—	$2,960
Long-term debt	316,250	—	291,837	—
Total	$319,210	$—	$291,837	$2,960

	December 31, 2017
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$3,750	$—	$—	$3,750
Long-term debt	400,000	—	409,000	—
Total	$403,750	$—	$409,000	$3,750

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of December 31, 2018 and 2017.
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
Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2018, there was no change in the estimated fair value of future expected contingent consideration payments. During the years ended December 31, 2017 and 2016, we recorded $0.7 million and $1.4 million in expense related to increases in the fair value of future expected contingent consideration payments, respectively.
10. Property and Equipment
Property and equipment consist of the following.

	December 31,
	2018	2017
Leasehold improvements	$88,623	$77,921
Construction in progress	2,754	806
Furniture and equipment	34,865	33,827
Computer equipment and software	106,318	100,186
	232,560	212,740
Accumulated depreciation	(147,983)	(137,665)
Property and equipment, net	$84,577	$75,075

Depreciation expense for property and equipment totaled $26.2 million, $24.4 million and $26.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
11. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment.

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2016
Goodwill	$440,666	$230,544	$268,209	$117,607	$317,114	$1,374,140
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2016	440,666	230,544	268,209	117,607	122,975	1,180,001
Acquisitions (1)	11,900	—	—	—	—	11,900
Foreign currency translation adjustment and other	2,250	3,175	786	133	6,558	12,902
Balance at December 31, 2017
Goodwill	454,816	233,719	268,995	117,740	323,672	1,398,942
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2017	454,816	233,719	268,995	117,740	129,533	1,204,803
Sale of business (2)	—	—	—	(20,928)	—	(20,928)
Foreign currency translation adjustment and other	(3,819)	(2,182)	(448)	(89)	(5,021)	(11,559)
Balance at December 31, 2018
Goodwill	450,997	231,537	268,547	96,723	318,651	1,366,455
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2018	$450,997	$231,537	$268,547	$96,723	$124,512	$1,172,316

(1)
During the year ended December 31, 2017, we made an initial payment of $8.9 million at closing to acquire a restructuring business within our Corporate Finance & Restructuring segment. We recorded $11.9 million in goodwill as a result of the acquisition. We have included the results of the acquired business' operations in the Corporate Finance & Restructuring segment since the acquisition date.

(2)	During the year ended December 31, 2018, we sold a business within our Technology segment for proceeds of $50.3 million. We wrote off $20.9 million in goodwill as a result of the sale.
Other Intangible Assets
Other intangible assets were as follows:

		December 31, 2018			December 31, 2017
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	14.3	$99,080	$71,036	$28,044	$117,192	$80,523	$36,669
Acquired software	9.8	3,107	1,618	1,489	3,264	1,383	1,881
	14.2	102,187	72,654	29,533	120,456	81,906	38,550
Non-amortizing intangible assets
Trade names (1)	Indefinite	5,100	—	5,100	5,600	—	5,600
Total		$107,287	$72,654	$34,633	$126,056	$81,906	$44,150

(1)	During the year ended December 31, 2018, we sold a business and related intangible assets within our Technology segment.
Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $8.2 million, $10.6 million and $10.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.
We estimate our future amortization expense for our intangible assets with a finite life to be as follows:

As of December 31, 2018 (1)
Year
2019	$7,291
2020	7,176
2021	6,657
2022	4,913
2023	1,693
Thereafter	1,803
$29,533

(1)
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, or other relevant factors or changes.

12. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees.

	December 31,
	2018	2017
Notes receivable from employees — beginning	$123,796	$136,388
Notes granted	32,937	18,247
Repayments	(5,405)	(7,394)
Amortization expense	(36,418)	(26,821)
Cumulative translation adjustment and other	(1,211)	3,376
Notes receivable from employees — ending	113,699	123,796
Less: current portion	(29,228)	(25,691)
Notes receivable from employees, net of current portion	$84,471	$98,105
As of December 31, 2018 and 2017, there were 294 and 270 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2018, 2017 and 2016 was $36.4 million, $26.8 million and $25.6 million, respectively.
13. Long-Term Debt
The table below summarizes the components of the Company’s long-term debt.

	December 31,
	2018	2017
2023 Convertible Notes	$316,250	$—
2022 Notes	—	300,000
Credit Facility	—	100,000
Total debt	316,250	400,000
Less: deferred debt discount	(43,998)	—
Less: deferred debt issue costs	(6,681)	(3,716)
Long-term debt, net (1)	$265,571	$396,284
Additional paid-in capital	$35,306	$—
Discount attribution to equity	(1,175)	—
Equity component, net	$34,131	$—

(1)	There were no current portions of long-term debt as of December 31, 2018 and 2017.
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
The 2023 Convertible Notes are convertible at an initial conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to an initial conversion price of approximately $101.38 per share of common stock). Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances. The circumstances required to allow the holders to convert their 2023 Convertible Notes were not met as of December 31, 2018.
If we undergo a fundamental change (as defined in the indenture governing the 2023 Convertible Notes), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes.
Debt issuance costs of $8.4 million related to the 2023 Convertible Notes were comprised primarily of discounts and commissions payable to the initial purchasers. We allocated the total amount incurred to the liability and equity components of the 2023 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $7.2 million and will be amortized to interest expense using the effective interest rate method over the expected life of the 2023 Convertible Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders' equity.
For the year ended December 31, 2018, we recognized contractual interest expense of $2.3 million and amortization of the debt discount and issuance costs of $3.0 million for the 2023 Convertible Notes. The effective interest rate of the liability component was 5.45%.
2022 Notes
On November 15, 2018, we redeemed the $300.0 million outstanding principal amount of our 6.0% senior notes due 2022 ("2022 Notes"), pursuant to the terms of the indenture governing the 2022 Notes. We recognized a loss on early extinguishment of debt of $9.1 million, consisting primarily of a redemption premium of $6.0 million and a $3.1 million non-cash write-off of unamortized deferred financing costs. This loss has been recorded in “Loss on early extinguishment of debt” within the Consolidated Statements of Comprehensive Income.
Credit Facility
On June 26, 2015, we entered into a credit agreement, which provides for a $550.0 million senior secured revolving line of credit maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to extend the maturity to November 30, 2023 and incurred $1.7 million of debt issuance costs (the “2018 Credit Agreement”). At the Company’s option, borrowings under the 2018 Credit Agreement in USD, euro and British pound will bear interest at either one-, two- or three-month London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.25% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the 2018 Credit Agreement) at such time. The lenders have a security interest in substantially all of the assets of the Company and substantially all of its domestic subsidiaries.
Under the 2018 Credit Agreement, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and the letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2018. The Company classified the borrowings outstanding as of December 31, 2017 as long-term debt in the accompanying Consolidated Balance Sheets as the amounts due were not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2018 for letters of credit.
There were $3.6 million and $3.1 million of unamortized debt issue costs related to the Credit Facility as of December 31, 2018 and 2017, respectively. These amounts were included in “Other assets” on our Consolidated Balance Sheets.

14. Commitments and Contingencies
Operating Lease Commitments
Rental expense, net of rental income was $55.3 million, $56.0 million and $54.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. For years subsequent to December 31, 2018, future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases are as follows.

	Operating Leases	Sublease Rental Income

2019	$49,757	$4,760
2020	47,084	3,944
2021	44,480	3,864
2022	24,471	707
2023	20,309	614
Thereafter	75,190	939
Total	$261,291	$14,828
Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.
15. Income Taxes
On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act included a number of changes to the U.S. Internal Revenue Code, including a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and a one-time transition tax on certain unrepatriated foreign earnings (the “Transition Tax”). Prospective changes from the 2017 Tax Act that began in 2018 include imposed limitations on the deductibility of executive compensation and interest, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a new provision designed to tax global intangible low-taxed income ("GILTI"). The Company has made an accounting policy election to account for the tax effects of the GILTI provision as a period cost.
The Company recognized the income tax effects of the 2017 Tax Act in its financial statements for the year ended December 31, 2017, in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes. The Company finalized its accounting for the income tax effects of the 2017 Tax Act in the fourth quarter of 2018 and there was no material change.

The table below summarizes significant components of deferred tax assets and liabilities.

	Year Ended December 31,
	2018	2017
Deferred tax assets
Allowance for doubtful accounts	$11,792	$11,279
Accrued vacation and bonus	23,545	23,896
Deferred rent	9,016	8,491
Share-based compensation	11,837	15,108
Notes receivable from employees	12,993	12,879
State net operating loss carryforward	3,510	3,586
Foreign net operating loss carryforward	9,857	12,075
Federal tax credit and capital loss carryforward	9,470	7,403
Deferred compensation	1,801	2,688
Other, net	1,129	7,159
Total deferred tax assets	94,950	104,564
Deferred tax liabilities
Revenue recognition	(5,087)	(7,227)
Property, equipment and capitalized software	(6,652)	(2,308)
Equity debt discount	(11,014)	—
Goodwill and other intangible asset amortization	(199,964)	(190,638)
Total deferred tax liabilities	(222,717)	(200,173)
Foreign withholding tax	(413)	(1,035)
Valuation allowance	(21,929)	(21,621)
Net deferred tax liabilities	$(150,109)	$(118,265)
As of December 31, 2018 and 2017, the Company believes certain deferred tax assets principally associated with foreign tax credit, capital loss and foreign net operating loss carryforwards, which can be carried forward for periods ranging from 5 years to indefinite, will expire based on updated forward-looking financial information. Therefore, valuation allowances of $21.9 million and $21.6 million are recorded against the Company’s net deferred tax assets as of December 31, 2018 and 2017, respectively.
Prior to the passage of the 2017 Tax Act, the Company asserted that substantially all of the undistributed earnings of our foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were recognized. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to U.S. federal taxation as a result of the one-time Transition Tax; however, these earnings may still be subject to foreign withholding taxes upon distribution. We have re-evaluated our historical assertion as a result of the 2017 Tax Act and determined that we no longer consider a majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As of December 31, 2018, the Company has recognized a deferred tax liability of $0.4 million for foreign withholding tax on undistributed earnings of our foreign subsidiaries that are not indefinitely reinvested.
As of December 31, 2018, the Company has not recorded a $17.8 million deferred tax liability related to the basis difference in the investment in our foreign subsidiaries, as the investment is considered permanent in nature.

The table below summarizes the components of income before income tax provision (benefit) from continuing operations.

	Year Ended December 31,
	2018	2017	2016
Domestic	$96,543	$30,013	$66,202
Foreign	111,249	57,092	61,601
Total	$207,792	$87,105	$127,803
The table below summarizes the components of income tax provision (benefit) from continuing operations.

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$10,847	$15,164	$(3,326)
State	4,447	742	1,686
Foreign	21,056	14,816	13,864
	36,350	30,722	12,224
Deferred
Federal	14,538	(47,820)	23,182
State	503	(152)	8,284
Foreign	5,790	(3,607)	(1,407)
	20,831	(51,579)	30,059
Income tax provision (benefit)	$57,181	$(20,857)	$42,283
Our income tax provision (benefit) from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as summarized below.

	Year Ended December 31,
	2018	2017	2016
Income tax expense at federal statutory rate	$43,636	$30,487	$44,731
State income taxes, net of federal benefit	4,950	781	6,075
Detriment (benefit) from lower foreign tax rates	3,655	(8,500)	(7,827)
Valuation allowance on foreign net operating loss carryforward	(450)	253	254
Other expenses not deductible for tax purposes	3,543	2,466	3,082
Adjustment to reserve for uncertain tax positions	(132)	456	(3,547)
Impact of 2017 U.S. tax reform — deferred tax	(706)	(63,525)	—
Impact of 2017 U.S. tax reform — Transition Tax	50	18,655	—
Sale of Ringtail business	3,798	—	—
Other adjustments, net	(1,163)	(1,930)	(485)
Income tax provision (benefit)	$57,181	$(20,857)	$42,283
The income tax expense for 2018 was $57.2 million, as compared with an income tax benefit of $20.9 million in 2017. The increase in expense is primarily attributable to higher pre-tax income in 2018 as compared with 2017 and the impact of the discrete income tax benefit of $44.9 million recorded in 2017 in connection with accounting for tax effects related to the 2017 Tax Act.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2014. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2012.

Our liability for uncertain tax positions was $3.7 million and $2.7 million as of December 31, 2018 and 2017, respectively. The Company does not expect any of the uncertain tax positions to settle within the next 12 months. As of December 31, 2018, our accrual for the payment of tax-related interest and penalties was not significant.
16. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On May 18, 2017 and December 1, 2017, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $300.0 million. No time limit has been established for the completion of the program, and the program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2018, we have $72.6 million available under this program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2018	2017	2016
Shares of common stock repurchased and retired	756	4,674	452
Average price per share	$53.88	$35.94	$41.06
Total cost	$40,722	$168,001	$18,577
2018 Repurchase Transaction
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
17. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. Effective in 2018, we increased our matching percentage. We made contributions related to the plan of $15.2 million, $11.6 million and $11.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.
We also maintain several defined contribution pension plans for our employees in the United Kingdom and other foreign countries. We contributed to these plans $7.7 million, $6.4 million and $6.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.
18. Segment Reporting
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
Our Technology segment provides corporations and law firms with a comprehensive and global portfolio of consulting and services for information governance, privacy and security, electronic discovery and insight analytics. Our consulting expertise enables clients to more confidently govern, secure, find, analyze and rapidly understand their data in the context of compliance and risk.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Revenues
Corporate Finance	$564,479	$482,041	$483,269
FLC	520,333	462,324	457,734
Economic Consulting	533,979	496,029	500,487
Technology	185,755	174,850	177,720
Strategic Communications	223,331	192,488	191,184
Total revenues	$2,027,877	$1,807,732	$1,810,394
Adjusted Segment EBITDA
Corporate Finance	$121,660	$82,863	$97,688
FLC	96,821	72,705	57,882
Economic Consulting	69,955	61,964	74,102
Technology	27,387	22,171	25,814
Strategic Communications	42,918	27,732	30,458
Total Adjusted Segment EBITDA	$358,741	$267,435	$285,944

The table below reconciles net income to Total Adjusted Segment EBITDA. Unallocated corporate expenses primarily include indirect costs related to centrally managed administrative functions that have not been allocated to the segments. These administrative costs include costs related to executive management, legal, corporate office support costs, information technology, accounting, marketing, human resources and company-wide business development and strategy functions.

	Year Ended December 31,
	2018	2017	2016
Net income	$150,611	$107,962	$85,520
Add back:
Income tax provision (benefit)	57,181	(20,857)	42,283
Interest income and other	(4,977)	(3,752)	(10,466)
Interest expense	27,149	25,358	24,819
Gain on sale of business	(13,031)	—	—
Loss on early extinguishment of debt	9,072	—	—
Unallocated corporate expenses	96,595	83,140	88,182
Segment depreciation expense	27,979	27,112	34,064
Amortization of other intangible assets	8,162	10,563	10,306
Segment special charges	—	37,207	9,833
Remeasurement of acquisition-related contingent consideration	—	702	1,403
Total Adjusted Segment EBITDA	$358,741	$267,435	$285,944
The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2018	2017
Corporate Finance	$707,924	$726,176
FLC	412,667	401,905
Economic Consulting	516,123	501,471
Technology	171,002	195,399
Strategic Communications	212,147	215,083
Total segment assets	2,019,863	2,040,034
Unallocated corporate assets	359,258	217,207
Total assets	$2,379,121	$2,257,241
The table below details information on our revenues for the years ended December 31, 2018, 2017 and 2016. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2018	2017	2016
United States	$1,372,116	$1,262,682	$1,298,492
United Kingdom	302,576	251,843	246,236
All other foreign countries	353,185	293,207	265,666
Total revenues	$2,027,877	$1,807,732	$1,810,394
We do not have a single customer that represents 10% or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets by geographic location, which is based on the location of the legal entity holding the assets. We define net assets as total assets less total liabilities.

	December 31, 2018			December 31, 2017
	United States	United Kingdom	All Other Foreign Countries	United States	United Kingdom	All Other Foreign Countries
Property and equipment, net	$59,611	$14,023	$10,943	$52,709	$14,761	$7,605
Net assets	$867,321	$160,894	$320,610	$654,010	$207,885	$330,076
19. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Revenues	$497,774	$512,098	$513,012	$504,993
Operating expenses
Direct cost of revenues	321,117	330,318	336,477	340,162
Selling, general and administrative expenses	112,128	117,897	117,448	118,163
Amortization of other intangible assets	2,270	2,052	1,975	1,865
	435,515	450,267	455,900	460,190
Operating income	62,259	61,831	57,112	44,803
Interest income and other	(1,800)	2,474	1,400	2,903
Interest expense	(6,244)	(6,583)	(7,246)	(7,076)
Gain on sale of business	—	—	13,031	—
Loss on early extinguishment of debt	—	—	—	(9,072)
Income before income tax provision	54,215	57,722	64,297	31,558
Income tax provision	15,270	14,113	19,964	7,834
Net income	$38,945	$43,609	$44,333	$23,724
Earnings per common share — basic (1)	$1.06	$1.18	$1.19	$0.63
Earnings per common share — diluted (1)	$1.04	$1.14	$1.14	$0.61
Weighted average common shares outstanding
Basic	36,700	37,001	37,318	37,368
Diluted	37,612	38,271	38,756	38,628

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Revenues	$446,344	$444,715	$448,962	$467,711
Operating expenses
Direct cost of revenues	309,072	304,071	294,851	307,566
Selling, general and administrative expenses	107,690	108,119	104,161	112,043
Special charges	—	30,074	—	10,811
Amortization of other intangible assets	2,493	2,422	2,882	2,766
	419,255	444,686	401,894	433,186
Operating income	27,089	29	47,068	34,525
Interest income and other	605	1,592	1,103	452
Interest expense	(5,801)	(6,250)	(6,760)	(6,547)
Income before income tax provision (benefit)	21,893	(4,629)	41,411	28,430
Income tax provision (benefit)	7,877	527	9,197	(38,458)
Net income	$14,016	$(5,156)	$32,214	$66,888
Earnings per common share — basic (1)	$0.35	$(0.13)	$0.86	$1.81
Earnings per common share — diluted (1)	$0.34	$(0.13)	$0.85	$1.78
Weighted average common shares outstanding
Basic	40,527	39,555	37,431	36,906
Diluted	41,245	39,555	37,746	37,643

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted average number of common shares outstanding during each quarterly period.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2018, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission ("SEC").
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in our proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and this Annual Report under the caption Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained in our proxy statement under the captions “Certain Relationships and Related Party Transactions,” “Information about the Board of Directors and Committees,” and “Corporate Governance” is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in our proxy statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	(1)	The following financial statements are included in this Annual Report:
		Management’s Report on Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm — Internal Control over Financial Reporting
		Report of Independent Registered Public Accounting Firm — Consolidated Financial Statements
		Consolidated Balance Sheets — December 31, 2018 and 2017
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Cash Flows — Years Ended December 31, 2018, 2017 and 2016
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise provided.

FTI Consulting, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions			Balance at End of Period
		Charged to Expense	Charged to Other Accounts*
Description				Deductions**
Year Ended December 31, 2018
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$180,687	$17,872	$25,300	$21,465	$202,394
Valuation allowance for deferred tax asset	$21,621	$308	$—	$—	$21,929
Year Ended December 31, 2017
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$178,819	$15,386	$9,656	$23,174	$180,687
Valuation allowance for deferred tax asset	$18,900	$2,721	$—	$—	$21,621
Year Ended December 31, 2016
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$185,754	$8,912	$9,501	$25,348	$178,819
Valuation allowance for deferred tax asset	$13,167	$5,733	$—	$—	$18,900

* Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
** Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits

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

4.1
Indenture, dated as of August 20, 2018, between FTI Consulting, Inc. and U.S. Bank National Association, as Trustee. (Filed with the Securities and Exchange Commission on August 20, 2018 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 20, 2018 and incorporated herein by reference.)

4.2
Form of 2.0% Convertible Senior Notes due 2023 (included in Exhibit 4.1). (Filed with the Securities and Exchange Commission on August 20, 2018 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated August 14, 2018 and incorporated herein by reference.)

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

Exhibit Number	Description of Exhibits

10.61 **
Pledge Agreement, dated as of June 26, 2015, by and among FTI Consulting, Inc., the other pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference.)

10.62 *
Employment Letter dated May 14, 2015 between FTI Consulting, Inc. and Curtis Lu. (Filed as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on July 30, 2015 and incorporated by reference herein.)

10.63
FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016. (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.64
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

10.67 *
FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A dated April 20, 2016 filed with the SEC on April 20, 2016 and incorporated herein by reference.)

10.68 *
Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 14, 2016 filed with the SEC on July 18, 2016 and incorporated herein by reference.)

10.69 *
Amendment No. 1 dated as of December 5, 2016 to Employment Agreement made and entered into as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 5, 2016 filed with the SEC on December 5, 2016 and incorporated herein by reference.)

10.70 *
Amendment No. 2 effective as of March 21, 2017 to Employment Agreement dated as of December 13, 2013, as amended, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.71 *
Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.72 *
Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.73 *
Amendment No. 1 effective as of March 21, 2017 to Employment Letter dated May 14, 2015, by and between FTI Consulting, Inc. and Curtis Lu. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.74 *
Amendment No. 2 effective as of March 21, 2017 to Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.75 *
FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan (Effective as of June 7, 2017). (Included as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2017 and incorporated herein by reference.)

10.76 *
Form of Executive Long-Term Incentive Pay Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.77 *
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

10.81 *
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
10.85 *
Form of General Cash-Based Stock Appreciation Right Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

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

10.91 *
Amendment No. 3 dated March 16, 2018 to that Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on April 26, 2018 and incorporated herein by reference.)

10.92 **
Amendment and Restatement Agreement, dated as of November 30, 2018, among FTI Consulting, Inc., a Maryland corporation, the Subsidiaries of the Company party thereto, as Guarantors, the Lenders and L/C Issuers party thereto and Bank of America, N.A., as administrative agent (including Annex C-Amended and Restated Credit Agreement dated as of November 30, 2018), by and among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on December 3, 2018 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 30, 2018 and incorporated herein by reference.)

11.1 †	Computation of Earnings per Share (included in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 herein).

14.0 †	FTI Consulting, Inc. Code of Ethics and Business Conduct, as Amended and Restated effective February 21, 2018.

21.1 †	Subsidiaries of FTI Consulting, Inc.

23.0 †	Consent of KPMG LLP.

31.1 †	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 †	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description of Exhibits
32.1 †	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 †	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1
Policy on Disclosure Controls, as Amended and Restated Effective as of January 1, 2016. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 and incorporated herein by reference.)

99.2
Policy on Inside Information and Insider Trading, as Amended and Restated Effective January 1, 2016. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 and incorporated herein by reference.)

99.3 †	Corporate Governance Guidelines, as last Amended and Restated Effective as of September 20, 2018.

99.4
Categorical Standards of Director Independence, as last Amended and Restated Effective as of February 25, 2009. (Filed with the Securities and Exchange Commission on February 28, 2013 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

99.5
Charter of Audit Committee of the Board of Directors, as last Amended and Restated Effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 18, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.6
Charter of the Compensation Committee of the Board of Directors, as last Amended and Restated Effective as of February 27, 2013. (Filed with the Securities and Exchange Commission on May 9, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.)

99.7
Charter of the Nominating and Corporate Governance Committee, as last Amended and Restated Effective as of December 16, 2009. (Filed with the Securities and Exchange Commission on February 26, 2010 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.)

99.8
Anti-Corruption Policy, as Amended and Restated Effective February 19, 2014. (Filed with the Securities and Exchange Commission on May 2, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.)

101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2018, filed herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan or arrangement.
† Filed herewith.
** With certain exceptions, annexes, exhibits and schedules (or similar attachments) to the Amendment and Restatement Agreement and exhibits and Schedules to the Amended and Restated Credit Agreement are not filed. FTI Consulting, Inc. will furnish supplementally a copy of any omitted annex, exhibit or schedule to the Securities and Exchange Commission upon request.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 26th day of February 2019.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer and Interim Chief Accounting Officer (Principal Financial and Accounting Officer)	February 26, 2019
Ajay Sabherwal
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 26, 2019
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 26, 2019
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 26, 2019
Mark S. Bartlett
/s/ CLAUDIO COSTAMAGNA	Director	February 26, 2019
Claudio Costamagna
	Director	February , 2019
Vernon Ellis
/s/ NICHOLAS C. FANANDAKIS	Director	February 26, 2019
Nicholas C. Fanandakis
/s/ LAUREEN E. SEEGER	Director	February 26, 2019
Laureen E. Seeger