Form 10-Q
period 2019-03-31
FTI CONSULTING INC
filed 2019-04-25
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2019
Common stock, par value $0.01 per share	38,010,709

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$179,241	$312,069
Accounts receivable:
Billed receivables	504,003	437,797
Unbilled receivables	389,805	319,205
Allowance for doubtful accounts and unbilled services	(237,681)	(202,394)
Accounts receivable, net	656,127	554,608
Current portion of notes receivable	29,206	29,228
Prepaid expenses and other current assets	56,640	69,448
Total current assets	921,214	965,353
Property and equipment, net	84,522	84,577
Operating lease assets	146,389	—
Goodwill	1,174,742	1,172,316
Other intangible assets, net	32,876	34,633
Notes receivable, net	75,148	84,471
Other assets	30,010	37,771
Total assets	$2,464,901	$2,379,121
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$128,642	$104,600
Accrued compensation	212,423	333,536
Billings in excess of services provided	50,400	44,434
Total current liabilities	391,465	482,570
Long-term debt, net	268,037	265,571
Noncurrent operating lease liabilities	173,874	—
Deferred income taxes	163,303	155,088
Other liabilities	66,200	127,067
Total liabilities	1,062,879	1,030,296
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 38,027 (2019) and 38,147 (2018)	380	381
Additional paid-in capital	284,864	299,534
Retained earnings	1,259,372	1,196,727
Accumulated other comprehensive loss	(142,594)	(147,817)
Total stockholders' equity	1,402,022	1,348,825
Total liabilities and stockholders' equity	$2,464,901	$2,379,121

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$551,274	$497,774
Operating expenses
Direct cost of revenues	349,066	321,117
Selling, general and administrative expenses	113,185	112,128
Amortization of other intangible assets	1,861	2,270
	464,112	435,515
Operating income	87,162	62,259
Other income (expense)
Interest income and other	159	(1,800)
Interest expense	(4,746)	(6,244)
	(4,587)	(8,044)
Income before income tax provision	82,575	54,215
Income tax provision	19,930	15,270
Net income	$62,645	$38,945
Earnings per common share — basic	$1.69	$1.06
Earnings per common share — diluted	$1.64	$1.04
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$5,223	$10,446
Total other comprehensive income, net of tax	5,223	10,446
Comprehensive income	$67,868	$49,391

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$62,645	$—	$62,645
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	5,223	5,223
Issuance of common stock in connection with:
Exercise of options	55	1	2,211	—	—	2,212
Restricted share grants, less net settled shares of 38	153	1	(2,740)	—	—	(2,739)
Stock units issued under incentive compensation plan	—	—	1,346	—	—	1,346
Purchase and retirement of common stock	(328)	(3)	(21,880)	—	—	(21,883)
Share-based compensation	—	—	6,393	—	—	6,393
Balance at March 31, 2019	38,027	$380	$284,864	$1,259,372	$(142,594)	$1,402,022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$38,945	$—	$38,945
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	10,446	10,446
Issuance of common stock in connection with:
Exercise of options	153	1	5,793	—	—	5,794
Restricted share grants, less net settled shares of 35	175	2	(1,581)	—	—	(1,579)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(337)	(3)	(14,217)	—	—	(14,220)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Share-based compensation	—	—	4,676	—	—	4,676
Balance at March 31, 2018	37,720	$377	$261,765	$1,085,061	$(109,769)	$1,237,434

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
Operating activities	2019	2018
Net income	$62,645	$38,945
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,066	7,765
Amortization and impairment of other intangible assets	1,861	2,270
Acquisition-related contingent consideration	93	396
Provision for doubtful accounts	3,784	5,676
Non-cash share-based compensation	6,393	4,676
Amortization of debt discount and issuance costs	2,860	497
Other	(42)	94
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(95,746)	(61,677)
Notes receivable	9,653	2,622
Prepaid expenses and other assets	5,979	(378)
Accounts payable, accrued expenses and other	(450)	9,348
Income taxes	11,286	13,480
Accrued compensation	(123,260)	(92,501)
Billings in excess of services provided	5,792	(413)
Net cash used in operating activities	(102,086)	(69,200)
Investing activities
Purchases of property and equipment	(10,153)	(7,680)
Other	72	27
Net cash used in investing activities	(10,081)	(7,653)
Financing activities
Borrowings under revolving line of credit, net	—	45,000
Deposits	1,003	1,431
Purchase and retirement of common stock	(21,883)	(14,220)
Net issuance of common stock under equity compensation plans	(605)	4,215
Payments for business acquisition liabilities	(1,282)	(2,502)
Net cash provided by (used in) financing activities	(22,767)	33,924
Effect of exchange rate changes on cash and cash equivalents	2,106	5,012
Net decrease in cash and cash equivalents	(132,828)	(37,917)
Cash and cash equivalents, beginning of period	312,069	189,961
Cash and cash equivalents, end of period	$179,241	$152,044
Supplemental cash flow disclosures
Cash paid for interest	$3,450	$1,087
Cash paid for income taxes, net of refunds	$8,644	$1,688
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,346	$1,059

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
Leases
As of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842"), which supersedes existing lease guidance. The standards require us to record right-of-use ("ROU") assets and corresponding lease liabilities on the balance sheet, as well as, disclose key quantitative and qualitative information about our lease contracts.
Under ASC 842, we determine if a contract is a leasing arrangement at inception. ROU assets represent our right to control the use of an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use the incremental borrowing rate on the commencement date in determining the present value of our lease payments. We recognize operating lease expense for our operating leases on a straight-line basis over the lease term, which may include renewal or termination options that are reasonably certain of exercise.
Lease and non-lease components are accounted for together as a single lease component for operating leases associated with our office space and our equipment leases. We apply a portfolio approach for certain equipment leases to effectively account for the operating lease ROU assets and liabilities.
2. New Accounting Standards
 Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases , which was amended in some respects by subsequent ASUs. We adopted ASC 842 using the modified retrospective basis for reporting. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification for existing leases on the adoption date, and allowed us not to reassess whether an existing contract contains a lease or initial direct costs. As permitted by the guidance, prior comparative periods will not be adjusted under this method.
See Note 1, "Basis of Presentation and Significant Accounting Policies" for a description of the significant accounting policies for our operating leases. See Note 9, "Leases" for the disclosures required under ASC 842. The adoption of this standard resulted in recognition of ROU assets in the amount of $148.5 million and lease liabilities in the amount of $206.7 million for operating leases on our Condensed Consolidated Balance Sheets as of January 1, 2019. Our existing deferred rent and cease-use liabilities were $62.3 million as of December 31, 2018 and were included as a reduction to the initial measurement of our operating lease assets. Our existing prepaid rent balance was $4.1 million as of December 31, 2018 and was included as a reduction to the initial measurement of our operating lease liabilities. There was no material impact on the Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows.

Accounting Standards Not Yet Adopted
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
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature will have a dilutive impact on earnings per common share when the average market price of our common stock for a given period exceeds the conversion price of $101.38 per share. As we did not meet this threshold during the three months ended March 31, 2019, any shares of common stock potentially issuable upon conversion of the 2023 Convertible Notes are excluded from the calculation of diluted earnings per share.

	Three Months Ended March 31,
	2019	2018
Numerator — basic and diluted
Net income	$62,645	$38,945
Denominator
Weighted average number of common shares outstanding — basic	36,981	36,700
Effect of dilutive stock options	431	303
Effect of dilutive restricted shares	807	609
Weighted average number of common shares outstanding — diluted	38,219	37,612
Earnings per common share — basic	$1.69	$1.06
Earnings per common share — diluted	$1.64	$1.04
Antidilutive stock options and restricted shares	49	613
4. Revenues
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

•
Performance-based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. We recognize revenues earned to date by applying the proportional performance method.

Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers.
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price during the three months ended March 31, 2019 and 2018 was $6.4 million and $3.7 million, respectively.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied. Unfulfilled performance obligations primarily consist of fees not yet recognized on a proportional performance basis for fixed fee arrangements and performance-based and contingent arrangements. As of March 31, 2019 and December 31, 2018, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $7.3 million and $8.8 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $2.1 million as of March 31, 2019 and $2.4 million as of December 31, 2018.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed upon services. This may occur when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of March 31, 2019 and December 31, 2018.
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
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” ("SG&A") on the Condensed Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $3.8 million and $5.7 million for the three months ended March 31, 2019 and 2018, respectively.

6. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2018
Goodwill	$450,997	$231,537	$268,547	$96,723	$318,651	$1,366,455
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2018	450,997	231,537	268,547	96,723	124,512	1,172,316
Foreign currency translation adjustment and other	244	447	95	37	1,603	2,426
Balance at March 31, 2019
Goodwill	451,241	231,984	268,642	96,760	320,254	1,368,881
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at March 31, 2019	$451,241	$231,984	$268,642	$96,760	$126,115	$1,174,742
Other Intangible Assets
Other intangible assets with finite lives, comprised primarily of customer relationships, are amortized over their estimated useful lives. We recorded amortization expense of $1.9 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of March 31, 2019(1)
2019 (remaining)	$5,470
2020	7,214
2021	6,685
2022	4,907
2023	1,689
Thereafter	1,811
$27,776

(1)
Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

7. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,960	$—	$—	$2,960
Long-term debt	316,250	—	317,783	—
Total	$319,210	$—	$317,783	$2,960

	December 31, 2018
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,960	$—	$—	$2,960
Long-term debt	316,250	—	291,837	—
Total	$319,210	$—	$291,837	$2,960

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of March 31, 2019 and December 31, 2018.
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
Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income. During the three months ended March 31, 2019 and 2018, there was no change in the estimated fair value of future expected contingent consideration payments.

8. Debt
The table below summarizes the components of the Company’s debt:

	March 31, 2019	December 31, 2018
2023 Convertible Notes	$316,250	$316,250
Total debt	316,250	316,250
Less: deferred debt discount	(41,890)	(43,998)
Less: deferred debt issue costs	(6,323)	(6,681)
Long-term debt, net (1)	$268,037	$265,571
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)	There were no current portions of long-term debt as of March 31, 2019 and December 31, 2018.
2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes with an aggregate principal amount of $316.3 million. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15th and August 15th of each year and will mature on August 15, 2023, unless earlier converted or repurchased. The 2023 Convertible Notes are senior unsecured obligations of the Company.
The 2023 Convertible Notes are convertible at an initial conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to an initial conversion price of approximately $101.38 per share of common stock). The circumstances required to allow the holders to convert their 2023 Convertible Notes were not met as of March 31, 2019.
The excess of the principal amount of the liability over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2023 Convertible Notes using the effective interest rate method.
We incurred debt issue costs and allocated the total amount to the liability and equity components of the 2023 Convertible Notes based on their relative values. The debt issue costs attributable to the liability component are amortized to interest expense over the term of the 2023 Convertible Notes using the effective interest rate method. Issuance costs attributable to the equity component were netted with the equity component in stockholders' equity.
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$1,581	$—
Amortization of debt discount (1)	2,108	—
Total	$3,689	$—

(1)	The effective interest rate of the liability component was 5.45% as of March 31, 2019.
Credit Facility
On June 26, 2015, we entered into a credit agreement, which provides for a $550.0 million senior secured bank revolving credit facility (“Original Credit Facility”) maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to, among other things, extend the maturity of the Original Credit Facility to November 30, 2023 and

incurred an additional $1.7 million of debt issuance costs (the Original Credit Facility as amended and restated, the “Credit Facility”). There were no borrowings outstanding under the Credit Facility as of March 31, 2019 and December 31, 2018. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized for letters of credit as of March 31, 2019.

There were $3.2 million and $3.6 million of unamortized debt issue costs related to the Credit Facility as of March 31, 2019 and December 31, 2018, respectively. These amounts were included in “Other assets” on our Condensed Consolidated Balance Sheets.
9. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to seven years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	As of March 31, 2019
Assets
Operating lease assets	Operating lease assets	$146,389
Total lease assets		$146,389
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$28,925
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	173,874
Total lease liabilities		$202,799

The table below summarizes total lease cost for the three months ended March 31, 2019:

Three Months Ended March 31,
Lease Cost	2019
Operating lease costs	$10,865
Short-term lease costs	863
Variable lease costs	3,013
Sublease income	(1,197)
Total lease cost	$13,544

We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have abandoned before the lease term expiration. Operating lease expense on abandoned office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate that future sublease rental income to be $3.7 million in 2019, $4.6 million in 2020, $4.2 million in 2021, $0.7 million in 2022, $0.6 million in 2023 and $0.9 million in years beyond 2023.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

As of March 31, 2019

2019	$29,415
2020	47,363
2021	45,395
2022	26,364
2023	22,038
Thereafter	83,068
Total future lease payments	253,643
Less: imputed interest	(50,844)
Total	$202,799

Weighted Average Remaining Lease Term (years)
Operating leases	6.5

Weighted Average Discount Rate
Operating leases	6.2%

The table below summarizes cash paid for our operating lease liabilities and other non-cash information:

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11,535

Operating lease assets obtained in exchange for lease liabilities	$4,045
Operating Lease Commitments
Under Topic 840, our future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases as of December 31, 2018 were as follows:

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

11. Share-Based Compensation
During the three months ended March 31, 2019, we granted 112,660 restricted stock awards, 18,240 restricted stock units and 113,124 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019, stock options exercisable for up to 661 shares and 22,479 shares of restricted stock were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three months ended March 31, 2019 and 2018 is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2019	2018
Direct cost of revenues	$5,243	$3,779
Selling, general and administrative expenses	2,432	2,189
Total share-based compensation expense	$7,675	$5,968
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2019, we have $150.7 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2019	2018
Shares of common stock repurchased and retired	328	337
Average price paid per share	$66.70	$42.17
Total cost	$21,877	$14,213

13. Segment Reporting
We manage our business in five reportable segments: Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transactions practices include financings, mergers and acquisitions (“M&A”), M&A integration, valuations and tax advice, as well as financial, operational and performance improvement services.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2019	2018
Revenues
Corporate Finance	$160,966	$142,922
FLC	138,997	128,039
Economic Consulting	142,271	133,109
Technology	51,336	40,914
Strategic Communications	57,704	52,790
Total revenues	$551,274	$497,774
Adjusted Segment EBITDA
Corporate Finance	$37,361	$34,804
FLC	31,817	25,757
Economic Consulting	24,040	19,136
Technology	12,723	5,732
Strategic Communications	11,549	9,852
Total Adjusted Segment EBITDA	$117,490	$95,281
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2019	2018
Net income	$62,645	$38,945
Add back:
Income tax provision	19,930	15,270
Interest income and other	(159)	1,800
Interest expense	4,746	6,244
Unallocated corporate expenses	22,103	23,888
Segment depreciation expense	6,364	6,864
Amortization of intangible assets	1,861	2,270
Total Adjusted Segment EBITDA	$117,490	$95,281

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three months ended March 31, 2019 and 2018 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
BUSINESS OVERVIEW
FTI Consulting, Inc. ("FTI Consulting," "we," "us" or the "Company") is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political and regulatory, reputational and transactional. Individually, each of our practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management and rapid response to unexpected events and dynamic environments.
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
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain of these financial measures are considered not in conformity with GAAP ("non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:

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
Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Consolidated Statements of Comprehensive Income. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included elsewhere in this report.

EXECUTIVE HIGHLIGHTS

	Three months ended March 31,
	2019	2018
	(dollar amounts in thousands, except per share data)
Revenues	$551,274	$497,774
Net income	$62,645	$38,945
Adjusted EBITDA	$96,089	$72,294
Earnings per common share — diluted	$1.64	$1.04
Adjusted earnings per common share — diluted	$1.63	$1.04
Net cash used in operating activities	$(102,086)	$(69,200)
Total number of employees	4,893	4,629
First Quarter 2019 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2019 increased $53.5 million, or 10.7%, to $551.3 million, as compared to the three months ended March 31, 2018. Excluding the estimated negative impact from FX, revenues increased $63.0 million, or 12.6%, compared to the prior year quarter. The increase in revenues was driven by higher demand across all business segments and across most regions, primarily in North America and Europe, the Middle East and Africa (“EMEA”).
Net income
Net income for the three months ended March 31, 2019 increased $23.7 million to $62.6 million, as compared to the three months ended March 31, 2018. This increase was largely due to higher operating profits across all segments, lower interest expense and a lower effective tax rate.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2019 increased $23.8 million, or 32.9%, to $96.1 million, as compared to the three months ended March 31, 2018. Adjusted EBITDA of 17.4% of revenues for the three months ended March 31, 2019 compared with 14.5% of revenues for the three months ended March 31, 2018. The increase in Adjusted EBITDA was due to higher revenues, which was partially offset by an increase in compensation and benefits expenses, primarily related to a 7.7% increase in billable headcount compared to the prior year quarter.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2019 increased $0.60 to $1.64 compared to $1.04 for the three months ended March 31, 2018. The increase in EPS was primarily due to the operating results described above.
Adjusted EPS increased $0.59 to $1.63 for the three months ended March 31, 2019 compared to $1.04 for the three months ended March 31, 2018. Adjusted EPS excludes $2.1 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 ("2023 Convertible Notes"), which increased Adjusted EPS by $0.04, and a $2.1 million tax gain related to a change in accounting estimate for the September 2018 sale of the Ringtail software and related business ("Ringtail divestiture"), which decreased Adjusted EPS by $0.05.
Liquidity and capital allocation
Net cash used in operating activities for the three months ended March 31, 2019 increased $32.9 million to $102.1 million compared with $69.2 million for the three months ended March 31, 2018. The increase in cash used for operating activities was primarily due to higher annual bonus payments and an increase in salaries due to headcount growth, which was partially offset by higher cash collections resulting from higher revenues compared to the prior year period. Days sales outstanding (“DSO”) of 97 days at March 31, 2019 compared to 95 days at March 31, 2018.
Free Cash Flow was an outflow of $112.2 million and $76.9 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to higher net cash used in operating activities, as described above.

Headcount
Our total headcount increased 2.6% from 4,768 at December 31, 2018 to 4,893 at March 31, 2019. The following table includes the net billable headcount additions (reductions) for the three months ended March 31, 2019:

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2018	948	1,153	708	306	641	3,756
Additions, net	34	41	7	9	17	108
March 31, 2019	982	1,194	715	315	658	3,864
Percentage change in headcount from December 31, 2018	3.6%	3.6%	1.0%	2.9%	2.7%	2.9%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Revenues
Corporate Finance	$160,966	$142,922
FLC	138,997	128,039
Economic Consulting	142,271	133,109
Technology	51,336	40,914
Strategic Communications	57,704	52,790
Total revenues	$551,274	$497,774
Segment operating income
Corporate Finance	$35,684	$33,211
FLC	30,440	24,330
Economic Consulting	22,489	17,648
Technology	10,436	2,593
Strategic Communications	10,216	8,365
Total segment operating income	109,265	86,147
Unallocated corporate expenses	(22,103)	(23,888)
Operating income	87,162	62,259
Other income (expense)
Interest income and other	159	(1,800)
Interest expense	(4,746)	(6,244)
	(4,587)	(8,044)
Income before income tax provision	82,575	54,215
Income tax provision	19,930	15,270
Net income	$62,645	$38,945
Earnings per common share — basic	$1.69	$1.06
Earnings per common share — diluted	$1.64	$1.04

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$62,645	$38,945
Add back:
Income tax provision	19,930	15,270
Interest income and other	(159)	1,800
Interest expense	4,746	6,244
Depreciation and amortization	7,066	7,765
Amortization of other intangible assets	1,861	2,270
Adjusted EBITDA	$96,089	$72,294

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net income	$62,645	$38,945
Add back:
Non-cash interest expense on convertible notes	2,108	—
Tax impact of non-cash interest expense on convertible notes	(547)	—
Tax impact of gain on sale of business (1)	(2,097)	—
Adjusted net income	$62,109	$38,945
Earnings per common share — diluted	$1.64	$1.04
Add back:
Non-cash interest expense on convertible notes	0.05	—
Tax impact of non-cash interest expense on convertible notes	(0.01)	—
Tax impact of gain on sale of business (1)	(0.05)	—
Adjusted earnings per common share — diluted	$1.63	$1.04
Weighted average number of common shares outstanding — diluted	38,219	37,612

(1)	Represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the sale of Ringtail.
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(102,086)	$(69,200)
Purchases of property and equipment	(10,153)	(7,680)
Free Cash Flow	$(112,239)	$(76,880)

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended March 31, 2019 decreased $1.8 million, or 7.5%, to $22.1 million compared to $23.9 million for the three months ended March 31, 2018. The decrease was primarily due to lower legal fees, as well as lower costs related to regional strategic initiatives, partially offset by an increase in variable compensation.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $2.0 million to $0.2 million in income for the three months ended March 31, 2019 compared with a $1.8 million loss for the three months ended March 31, 2018. The increase was primarily due to a $0.8 million decrease in net FX losses and a $0.6 million increase in interest income from investments of excess cash.
FX transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended March 31, 2019 decreased $1.5 million to $4.7 million compared to $6.2 million for the three months ended March 31, 2018. There were no borrowings under our senior secured bank revolving credit facility (“Credit Facility”) in 2019. In addition, the decrease in interest expense reflects lower average interest rates on the 2023 Convertible Notes outstanding in 2019 as compared to the 6.0% senior notes due 2022 outstanding in 2018.
Income tax provision
The effective income tax rate for the three months ended March 31, 2019 was 24.1% compared with 28.2% for the three months ended March 31, 2018. The 2019 tax rate was favorably impacted by discrete tax adjustments including a change in estimate related to the accounting for the sale of Ringtail and share-based compensation.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA. We define Total Adjusted Segment EBITDA, a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$62,645	$38,945
Add back:
Income tax provision	19,930	15,270
Interest income and other	(159)	1,800
Interest expense	4,746	6,244
Unallocated corporate expenses	22,103	23,888
Total segment operating income	109,265	86,147
Add back:
Segment depreciation expense	6,364	6,864
Amortization of other intangible assets	1,861	2,270
Total Adjusted Segment EBITDA	$117,490	$95,281
Other Segment Operating Data

	Three Months Ended March 31,
	2019	2018
Number of revenue-generating professionals: (at period end)
Corporate Finance	982	910
FLC	1,194	1,072
Economic Consulting	715	689
Technology (1)	315	288
Strategic Communications	658	630
Total revenue-generating professionals	3,864	3,589
Utilization rates of billable professionals: (2)
Corporate Finance	70%	71%
FLC	67%	67%
Economic Consulting	77%	71%
Average billable rate per hour: (3)
Corporate Finance	$443	$444
FLC	$336	$326
Economic Consulting	$511	$543

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 264 as-needed employees during the three months ended March 31, 2019 compared with 213 as-needed employees during the three months ended March 31, 2018.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except rate per hour)
Revenues	$160,966	$142,922
Percentage change in revenues from prior year	12.6%	35.0%
Operating expenses
Direct cost of revenues	99,625	86,603
Selling, general and administrative expenses	24,890	22,317
Amortization of other intangible assets	767	791
	125,282	109,711
Segment operating income	35,684	33,211
Percentage change in segment operating income from prior year	7.4%	279.6%
Add back:
Depreciation and amortization of intangible assets	1,677	1,593
Adjusted Segment EBITDA	$37,361	$34,804
Gross profit (1)	$61,341	$56,319
Percentage change in gross profit from prior year	8.9%	80.3%
Gross profit margin (2)	38.1%	39.4%
Adjusted Segment EBITDA as a percent of revenues	23.2%	24.4%
Number of revenue-generating professionals (at period end)	982	910
Percentage change in number of revenue-generating professionals from prior year	7.9%	1.1%
Utilization rates of billable professionals	70%	71%
Average billable rate per hour	$443	$444

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenues increased $18.0 million, or 12.6%, to $161.0 million for the three months ended March 31, 2019, which included a 1.9% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $20.7 million, or 14.5%, primarily due to higher demand for business transformation and transactions and restructuring services, higher realization in North America restructuring due to a mix of client engagements and staffing, and higher success fees.
Gross profit increased $5.0 million, or 8.9%, to $61.3 million for the three months ended March 31, 2019. Gross profit margin decreased 1.3 percentage points for the three months ended March 31, 2019. This was primarily due to a combination of increased compensation for additional billable professionals and higher variable compensation, which more than offset higher margins from increased realization and success fees.
SG&A expenses increased $2.6 million, or 11.5%, to $24.9 million for the three months ended March 31, 2019. SG&A expenses of 15.5% of revenues for the three months ended March 31, 2019 compared with 15.6% of revenues for the three months ended March 31, 2018. The increase in SG&A expenses was primarily due to higher business development expenses, travel expenses, infrastructure support costs and other general administrative expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except rate per hour)
Revenues	$138,997	$128,039
Percentage change in revenues from prior year	8.6%	14.9%
Operating expenses
Direct cost of revenues	84,103	80,777
Selling, general and administrative expenses	24,163	22,533
Amortization of other intangible assets	291	399
	108,557	103,709
Segment operating income	30,440	24,330
Percentage change in segment operating income from prior year	25.1%	104.0%
Add back:
Depreciation and amortization of intangible assets	1,377	1,427
Adjusted Segment EBITDA	$31,817	$25,757
Gross profit (1)	$54,894	$47,262
Percentage change in gross profit from prior year	16.1%	36.9%
Gross profit margin (2)	39.5%	36.9%
Adjusted Segment EBITDA as a percent of revenues	22.9%	20.1%
Number of revenue-generating professionals (at period end)	1,194	1,072
Percentage change in number of revenue-generating professionals from prior year	11.4%	-3.4%
Utilization rates of billable professionals	67%	67%
Average billable rate per hour	$336	$326

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenues increased $11.0 million, or 8.6%, to $139.0 million for the three months ended March 31, 2019, which included a 1.4% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $12.7 million, or 10.0%, primarily due to increased demand for our investigations and construction solutions services, partially offset by a decrease in demand for our health solutions practice.
Gross profit increased $7.6 million, or 16.1%, to $54.9 million for the three months ended March 31, 2019. Gross profit margin increased 2.6 percentage points for the three months ended March 31, 2019. The increase in gross profit margin is related to higher revenues coupled with higher utilization in our investigations and data and analytics practices, partially offset by lower margins due to lower revenues in our health solutions practice.
SG&A expenses increased $1.6 million, or 7.2%, to $24.2 million for the three months ended March 31, 2019. SG&A expenses of 17.4% of revenues for the three months ended March 31, 2019 compared with 17.6% of revenues for the three months ended March 31, 2018. The increase in SG&A expenses was driven by higher infrastructure support costs, personnel costs, recruiting expenses and travel expenses, partially offset by lower bad debt expenses.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except rate per hour)
Revenues	$142,271	$133,109
Percentage change in revenues from prior year	6.9%	-4.4%
Operating expenses
Direct cost of revenues	101,763	97,623
Selling, general and administrative expenses	17,975	17,714
Amortization of other intangible assets	44	124
	119,782	115,461
Segment operating income	22,489	17,648
Percentage change in segment operating income from prior year	27.4%	-4.6%
Add back:
Depreciation and amortization of intangible assets	1,551	1,488
Adjusted Segment EBITDA	$24,040	$19,136
Gross profit (1)	$40,508	$35,486
Percentage change in gross profit from prior year	14.2%	-1.3%
Gross profit margin (2)	28.5%	26.7%
Adjusted Segment EBITDA as a percent of revenues	16.9%	14.4%
Number of revenue-generating professionals (at period end)	715	689
Percentage change in number of revenue-generating professionals from prior year	3.8%	4.4%
Utilization rates of billable professionals	77%	71%
Average billable rate per hour	$511	$543

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenues increased $9.2 million, or 6.9%, to $142.3 million for the three months ended March 31, 2019, which included a 1.7% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $11.4 million, or 8.6%, due to higher demand for antitrust services, primarily in EMEA, partially offset by lower demand for financial economic services in North America and lower realized rates in North America.
Gross profit increased $5.0 million, or 14.2%, to $40.5 million for the three months ended March 31, 2019. Gross profit margin increased 1.8 percentage points for the three months ended March 31, 2019. The increase in gross profit margin was primarily due to higher utilization in EMEA, partially offset by higher variable compensation and lower realization in North America.
SG&A expenses increased $0.3 million, or 1.5%, to $18.0 million for the three months ended March 31, 2019. SG&A expenses of 12.6% of revenues for the three months ended March 31, 2019 compared with 13.3% of revenues for the three months ended March 31, 2018.

TECHNOLOGY

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Revenues	$51,336	$40,914
Percentage change in revenues from prior year	25.5%	-11.2%
Operating expenses
Direct cost of revenues	28,544	24,638
Selling, general and administrative expenses	12,356	13,621
Amortization of other intangible assets	—	62
	40,900	38,321
Segment operating income	10,436	2,593
Percentage change in segment operating income from prior year	302.5%	-41.6%
Add back:
Depreciation and amortization of intangible assets	2,287	3,139
Adjusted Segment EBITDA	$12,723	$5,732
Gross profit (1)	$22,792	$16,276
Percentage change in gross profit from prior year	40.0%	-20.5%
Gross profit margin (2)	44.4%	39.8%
Adjusted Segment EBITDA as a percent of revenues	24.8%	14.0%
Number of revenue-generating professionals (at period end) (3)	315	288
Percentage change in number of revenue-generating professionals from prior year	9.4%	-2.7%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenues increased $10.4 million, or 25.5%, to $51.3 million for the three months ended March 31, 2019, which included a 1.7% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $11.1 million, or 27.1%, due to an overall increase in demand and realization across our managed review, hosting and processing services, largely driven by work associated with global cross-border investigations and M&A-related second requests, as well as consulting services, particularly in e-discovery and information governance, privacy and security services. The increase in revenues was partially offset by lower revenues from software licensing due to the Ringtail divestiture.
Gross profit increased $6.5 million, or 40.0%, to $22.8 million for the three months ended March 31, 2019. Gross profit margin increased by 4.6 percentage points for the three months ended March 31, 2019. The increase in gross profit margin was primarily due to an increased mix of higher-margin managed review and processing services.
SG&A expenses decreased $1.3 million, or 9.3%, to $12.4 million for the three months ended March 31, 2019. SG&A expenses of 24.1% of revenues for the three months ended March 31, 2019 compared with 33.3% of revenues for the three months ended March 31, 2018. The decrease in SG&A expenses was primarily due to lower research and development expenses associated with the Ringtail divestiture, partially offset by higher bad debt expenses. Research and development expenses related to software development were $0.2 million for the three months ended March 31, 2019, a decline of $2.7 million compared with $2.9 million for the three months ended March 31, 2018.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Revenues	$57,704	$52,790
Percentage change in revenues from prior year	9.3%	20.7%
Operating expenses
Direct cost of revenues	35,038	31,476
Selling, general and administrative expenses	11,691	12,055
Amortization of other intangible assets	759	894
	47,488	44,425
Segment operating income	10,216	8,365
Percentage change in segment operating income from prior year	22.1%	231.0%
Add back:
Depreciation and amortization of intangible assets	1,333	1,487
Adjusted Segment EBITDA	$11,549	$9,852
Gross profit (1)	$22,666	$21,314
Percentage change in gross profit from prior year	6.3%	41.3%
Gross profit margin (2)	39.3%	40.4%
Adjusted Segment EBITDA as a percent of revenues	20.0%	18.7%
Number of revenue-generating professionals (at period end)	658	630
Percentage change in number of revenue-generating professionals from prior year	4.4%	-4.1%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenues increased $4.9 million, or 9.3%, to $57.7 million for the three months ended March 31, 2019, which included a 4.0% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $7.0 million, or 13.3%, due to higher project-based revenues in North America and EMEA, primarily related to corporate reputation services, as well as a $2.0 million increase in pass-through revenues.
Gross profit increased $1.4 million, or 6.3%, to $22.7 million for the three months ended March 31, 2019. Gross profit margin decreased 1.1 percentage points for the three months ended March 31, 2019. The decrease in gross profit margin was largely due to a higher proportion of lower margin pass-through revenues.
SG&A expenses decreased $0.4 million, or 3.0%, to $11.7 million for the three months ended March 31, 2019, which was primarily due to a 3.8% estimated favorable impact from FX. SG&A expenses of 20.3% of revenues for the three months ended March 31, 2019 compared with 22.8% of revenues for the three months ended March 31, 2018.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies, on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Allowance for doubtful accounts and unbilled services

•	Goodwill and other intangible assets
The Company's accounting policies were revised in connection with the implementation of ASC 842. See Note 1, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the implementation of ASC 842. There were no other material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
Cash Flows	2019	2018
	(dollars in thousands)
Net cash used in operating activities	$(102,086)	$(69,200)
Net cash used in investing activities	$(10,081)	$(7,653)
Net cash provided by (used in) financing activities	$(22,767)	$33,924
DSO	97	95
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
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Net cash used in operating activities for the three months ended March 31, 2019 was $102.1 million compared with $69.2 million for the three months ended March 31, 2018. The increase in net cash used in operating activities was primarily due to higher annual bonus payments and an increase in salaries as a result of headcount growth, which was partially offset by higher cash collections resulting from higher revenues.
Net cash used in investing activities for the three months ended March 31, 2019 was $10.1 million compared with $7.7 million for the three months ended March 31, 2018 and primarily related to capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2019 was $22.8 million compared with net cash provided by financing activities of $33.9 million for the three months ended March 31, 2018. Cash used in financing activities for the three months ended March 31, 2019 consisted mainly of payments of $21.9 million for common stock repurchases under the Repurchase Program. Net cash provided by financing activities for the three months ended March 31, 2018 included $45.0 million of net borrowings under our Credit Facility, which was partially offset by payments of $14.2 million for common stock repurchases under the Repurchase Program.
Capital Resources
As of March 31, 2019, our capital resources included $179.2 million of cash and cash equivalents and available borrowing capacity of $549.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of March 31, 2019, we had no borrowings outstanding under our Credit Facility and $1.0 million of outstanding letters of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Facility and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Adjusted EBITDA, as defined in the Credit Facility). As of March 31, 2019, we were in compliance with the covenants contained in the Credit Facility and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2023 Convertible Notes.

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
During the three months ended March 31, 2019, we spent $10.2 million in capital expenditures to support our organization, including direct support for specific client engagements. We expect to make additional capital expenditures in an aggregate amount between $22 million and $29 million for the remainder of 2019. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.
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
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 8, "Debt" in Part I, Item I of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.

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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.
Future Contractual Obligations
There have been no significant changes in our future contractual obligations as disclosed in our Annual Report in our Form 10-K for the year ended December 31, 2018.
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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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

•	our ability to adapt to and manage the risks associated with operating in non-U.S. markets;

•	our ability to replace key personnel, including former executives, officers, senior managers and practice and regional leaders who have highly specialized skills and experience;

•	our ability to protect the confidentiality of internal and client data and proprietary and confidential information, including from cyberattacks, systems failures or other similar events;

•	legislation or judicial rulings, including legislation or rulings regarding data privacy and the discovery process;

•	periodic fluctuations in revenues, operating income and cash flows;

•	damage to our reputation as a result of claims involving the quality of our services;

•	fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected termination of client engagements;

•	competition for clients and key personnel;

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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no significant changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2019:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May yet Be Purchased under the Program
	(in thousands, except per share data)
January 1 through January 31, 2019	309	(2)	$66.63	306	(5)	$52,155
February 1 through February 28, 2019	32	(3)	$68.07	21	(6)	$150,749
March 1 through March 31, 2019	25	(4)	$74.12	1	(7)	$150,698
	366			328

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. During the quarter ended March 31, 2019, we repurchased an aggregate of 327,978 shares of our outstanding common stock under the Repurchase Program at an average price of $66.70 per share for a total cost of approximately $21.9 million.

(2)	Includes 2,181 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 11,351 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 24,605 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)	During the month ended January 31, 2019, we repurchased and retired 306,487 shares of common stock, at an average price per share of $66.63, for an aggregate cost of $20.4 million.

(6)	During the month ended February 28, 2019, we repurchased and retired 20,797 shares of common stock, at an average price per share of $67.61, for an aggregate cost of $1.4 million.

(7)	During the month ended March 31, 2019, we repurchased and retired 694 shares of common stock, at an average price per share of $73.00, for an aggregate cost of $0.05 million.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

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

10.1*
Amendment No. 4 effective as of February 28, 2019 to Employment Agreement dated as of December 13, 2013, as amended, between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission on March 4, 2019 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2019 and incorporated herein by reference).

10.2*
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 5, 2016, as amended, between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission on March 4, 2019 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2019 and incorporated herein by reference).

10.3*
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 15, 2014, as amended, between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission on March 4, 2019 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2019 and incorporated herein by reference).

10.4*
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of May 15, 2015, as amended, between FTI Consulting, Inc. and Curtis Lu. (Filed with the Securities and Exchange Commission on March 4, 2019 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2019 and incorporated herein by reference).

10.5*
Amendment No. 3 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 15, 2014, as amended, between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on March 4, 2019 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2019 and incorporated herein by reference).

10.6*
Offer Letter dated as of March 1, 2019, by and between FTI Consulting, Inc. and Brendan Keating (Filed with the Securities and Exchange Commission on March 7, 2019 as an exhibit to FTI Consulting, Inc.'s Current Report on Form 8-K dated March 6, 2019 and incorporated herein by reference).

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

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Date: April 25, 2019

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)