Form 10-Q
period 2019-06-30
FTI CONSULTING, INC
filed 2019-07-25
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-14875

FTI CONSULTING, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1261113
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 12th Street NW
Washington
DC	20004
(Address of Principal Executive Offices)	(Zip Code)
(202) 312-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	FCN	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2019
Common stock, par value $0.01 per share	37,540,197

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$189,106	$312,069
Accounts receivable:
Billed receivables	557,412	437,797
Unbilled receivables	429,285	319,205
Allowance for doubtful accounts and unbilled services	(243,295)	(202,394)
Accounts receivable, net	743,402	554,608
Current portion of notes receivable	29,606	29,228
Prepaid expenses and other current assets	57,141	69,448
Total current assets	1,019,255	965,353
Property and equipment, net	87,376	84,577
Operating lease assets	155,100	—
Goodwill	1,172,557	1,172,316
Other intangible assets, net	30,920	34,633
Notes receivable, net	76,150	84,471
Other assets	30,005	37,771
Total assets	$2,571,363	$2,379,121
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$138,344	$104,600
Accrued compensation	280,512	333,536
Billings in excess of services provided	45,022	44,434
Total current liabilities	463,878	482,570
Long-term debt, net	290,531	265,571
Noncurrent operating lease liabilities	177,110	—
Deferred income taxes	155,799	155,088
Other liabilities	65,033	127,067
Total liabilities	1,152,351	1,030,296
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 37,612 (2019) and 38,147 (2018)	376	381
Additional paid-in capital	242,075	299,534
Retained earnings	1,323,970	1,196,727
Accumulated other comprehensive loss	(147,409)	(147,817)
Total stockholders' equity	1,419,012	1,348,825
Total liabilities and stockholders' equity	$2,571,363	$2,379,121

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$606,119	$512,098	$1,157,393	$1,009,872
Operating expenses
Direct cost of revenues	386,266	330,318	735,332	651,435
Selling, general and administrative expenses	129,906	117,897	243,091	230,025
Amortization of other intangible assets	1,852	2,052	3,713	4,322
	518,024	450,267	982,136	885,782
Operating income	88,095	61,831	175,257	124,090
Other income (expense)
Interest income and other	2,609	2,474	2,768	674
Interest expense	(4,793)	(6,583)	(9,539)	(12,827)
	(2,184)	(4,109)	(6,771)	(12,153)
Income before income tax provision	85,911	57,722	168,486	111,937
Income tax provision	21,313	14,113	41,243	29,383
Net income	$64,598	$43,609	$127,243	$82,554
Earnings per common share — basic	$1.75	$1.18	$3.44	$2.24
Earnings per common share — diluted	$1.69	$1.14	$3.33	$2.18
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(4,815)	$(23,683)	$408	$(13,237)
Total other comprehensive income (loss), net of tax	(4,815)	(23,683)	408	(13,237)
Comprehensive income	$59,783	$19,926	$127,651	$69,317

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$62,645	$—	$62,645
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,223	5,223
Issuance of common stock in connection with:
Exercise of options	55	1	2,211	—	—	2,212
Restricted share grants, less net settled shares of 38	153	1	(2,740)	—	—	(2,739)
Stock units issued under incentive compensation plan	—	—	1,346	—	—	1,346
Purchase and retirement of common stock	(328)	(3)	(21,880)	—	—	(21,883)
Share-based compensation	—	—	6,393	—	—	6,393
Balance at March 31, 2019	38,027	$380	$284,864	$1,259,372	$(142,594)	$1,402,022
Net income	—	$—	$—	$64,598	$—	$64,598
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(4,815)	(4,815)
Issuance of common stock in connection with:
Exercise of options	87	1	3,075	—	—	3,076
Restricted share grants, less net settled shares of 17	78	1	(1,352)	—	—	(1,351)
Purchase and retirement of common stock	(580)	(6)	(48,326)	—	—	(48,332)
Share-based compensation	—	—	3,814	—	—	3,814
Balance at June 30, 2019	37,612	$376	$242,075	$1,323,970	$(147,409)	$1,419,012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$38,945	$—	$38,945
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	10,446	10,446
Issuance of common stock in connection with:
Exercise of options	153	1	5,793	—	—	5,794
Restricted share grants, less net settled shares of 35	175	2	(1,581)	—	—	(1,579)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(337)	(3)	(14,217)	—	—	(14,220)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Share-based compensation	—	—	4,676	—	—	4,676
Balance at March 31, 2018	37,720	$377	$261,765	$1,085,061	$(109,769)	$1,237,434
Net income	—	$—	$—	$43,609	$—	$43,609
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	(23,683)	(23,683)
Issuance of common stock in connection with:
Exercise of options	360	4	14,802	—	—	14,806
Restricted share grants, less net settled shares of 4	99	1	(253)	—	—	(252)
Share-based compensation	—	—	3,887	—	—	3,887
Balance at June 30, 2018	38,179	$382	$280,201	$1,128,670	$(133,452)	$1,275,801

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
Operating activities	2019	2018
Net income	$127,243	$82,554
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,304	16,253
Amortization and impairment of other intangible assets	3,713	4,322
Acquisition-related contingent consideration	186	232
Provision for doubtful accounts	6,260	8,710
Non-cash share-based compensation	10,207	8,563
Amortization of debt discount and issuance costs	5,748	993
Other	225	798
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(186,854)	(99,299)
Notes receivable	8,343	4,214
Prepaid expenses and other assets	(1,953)	(4,151)
Accounts payable, accrued expenses and other	(11,606)	352
Income taxes	24,424	13,143
Accrued compensation	(55,183)	(58,547)
Billings in excess of services provided	505	(12,722)
Net cash used in operating activities	(54,438)	(34,585)
Investing activities
Purchases of property and equipment	(20,661)	(16,220)
Other	69	689
Net cash used in investing activities	(20,592)	(15,531)
Financing activities
Borrowings (repayments) under revolving line of credit, net	20,000	(25,000)
Deposits	1,014	2,602
Purchase and retirement of common stock	(66,893)	(14,220)
Net issuance of common stock under equity compensation plans	1,009	18,740
Payments for business acquisition liabilities	(2,282)	(3,029)
Net cash used in financing activities	(47,152)	(20,907)
Effect of exchange rate changes on cash and cash equivalents	(781)	(2,382)
Net decrease in cash and cash equivalents	(122,963)	(73,405)
Cash and cash equivalents, beginning of period	312,069	189,961
Cash and cash equivalents, end of period	$189,106	$116,556
Supplemental cash flow disclosures
Cash paid for interest	$3,467	$13,020
Cash paid for income taxes, net of refunds	$16,820	$16,137
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,346	$1,059
Purchase and retirement of common stock not yet paid	$3,322	$—

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
Leases
As of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, which was amended in some respects by subsequent ASUs (collectively “ASC 842”) and supersedes existing lease guidance. The standard requires us to record right-of-use ("ROU") assets and corresponding lease liabilities on the balance sheet and disclose key quantitative and qualitative information about our lease contracts.
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
2. New Accounting Standards
 Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, which was amended in some respects by subsequent ASUs. We adopted ASC 842 using the modified retrospective basis for reporting. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification for existing leases on the adoption date, and allowed us not to reassess whether an existing contract contains a lease or initial direct costs. As permitted by the guidance, prior comparative periods will not be adjusted under this method.
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

Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The guidance promotes a framework to help improve the effectiveness of disclosures in the notes to the financial statements and is effective for annual and interim periods beginning after December 15, 2019, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature will have a dilutive impact on earnings per common share when the average market price of our common stock for a given period exceeds the conversion price of $101.38 per share. As we did not meet this threshold during the three and six months ended June 30, 2019, any shares of common stock potentially issuable upon conversion of the 2023 Convertible Notes are excluded from the calculation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator — basic and diluted
Net income	$64,598	$43,609	$127,243	$82,554
Denominator
Weighted average number of common shares outstanding — basic	36,960	37,001	36,970	36,851
Effect of dilutive stock options	459	558	445	430
Effect of dilutive restricted shares	749	712	778	661
Weighted average number of common shares outstanding — diluted	38,168	38,271	38,193	37,942
Earnings per common share — basic	$1.75	$1.18	$3.44	$2.24
Earnings per common share — diluted	$1.69	$1.14	$3.33	$2.18
Antidilutive stock options and restricted shares	25	44	38	330

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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price was $21.2 million and $23.7 million for the three and six months ended June 30, 2019, respectively, and $4.5 million and $6.5 million for the three and six months ended June 30, 2018, respectively.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied. Unfulfilled performance obligations primarily consist of fees not yet recognized on a proportional performance basis for fixed fee arrangements and performance-based and contingent arrangements. As of June 30, 2019 and December 31, 2018, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $9.5 million and $8.8 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $6.8 million as of June 30, 2019 and $2.4 million as of December 31, 2018.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed upon services. This may occur when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of June 30, 2019 and December 31, 2018.
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
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” ("SG&A") on the Condensed Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $2.5 million and $6.3 million for the three and six months ended June 30, 2019, respectively, and $3.0 million and $8.7 million for the three and six months ended June 30, 2018, respectively.

6. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2018
Goodwill	$450,997	$231,537	$268,547	$96,723	$318,651	$1,366,455
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2018	450,997	231,537	268,547	96,723	124,512	1,172,316
Foreign currency translation adjustment and other	292	(29)	(14)	—	(8)	241
Balance at June 30, 2019
Goodwill	451,289	231,508	268,533	96,723	318,643	1,366,696
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at June 30, 2019	$451,289	$231,508	$268,533	$96,723	$124,504	$1,172,557

Other Intangible Assets
Other intangible assets with finite lives, comprised primarily of customer relationships, are amortized over their estimated useful lives. We recorded amortization expense of $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively, and $2.1 million and $4.3 million for the three and six months ended June 30, 2018, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of June 30, 2019(1)
2019 (remaining)	$3,591
2020	7,172
2021	6,653
2022	4,909
2023	1,691
Thereafter	1,804
$25,820

(1)
Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

7. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,142	$—	$—	$2,142
Long-term debt (2)	290,531	—	353,792	—
Total	$292,673	$—	$353,792	$2,142

	December 31, 2018
		Hierarchy Level
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,960	$—	$—	$2,960
Long-term debt (2)	265,571	—	291,837	—
Total	$268,531	$—	$291,837	$2,960

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

(2)	The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of June 30, 2019 and December 31, 2018.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our borrowings on our senior secured bank revolving credit facility approximates the carrying amount. The fair value of our debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
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
Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income. During the three and six months ended June 30, 2019 and 2018, there was no change in the estimated fair value of future expected contingent consideration payments.

8. Debt
The table below summarizes the components of the Company’s debt:

	June 30, 2019	December 31, 2018
2023 Convertible Notes	$316,250	$316,250
Credit Facility	20,000	—
Total debt	336,250	316,250
Less: deferred debt discount	(39,753)	(43,998)
Less: deferred debt issue costs	(5,966)	(6,681)
Long-term debt, net (1)	$290,531	$265,571
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)	There were no current portions of long-term debt as of June 30, 2019 and December 31, 2018.
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
The 2023 Convertible Notes are convertible at an initial conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to an initial conversion price of approximately $101.38 per share of common stock). The circumstances required to allow the holders to convert their 2023 Convertible Notes were not met as of June 30, 2019.
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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,581	$—	$3,162	$—
Amortization of debt discount (1)	2,137	—	4,245	—
Total	$3,718	$—	$7,407	$—

(1)	The effective interest rate of the liability component was 5.45% as of June 30, 2019.
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
The Company has classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the credit agreement are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized for letters of credit as of June 30, 2019.
There were $2.8 million and $3.6 million of unamortized debt issue costs related to the Credit Facility as of June 30, 2019 and December 31, 2018, respectively. These amounts were included in “Other assets” on our Condensed Consolidated Balance Sheets.
9. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to nine years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	As of June 30, 2019
Assets
Operating lease assets	Operating lease assets	$155,100
Total lease assets		$155,100
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$29,653
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	177,110
Total lease liabilities		$206,763

The table below summarizes total lease costs for the three and six months ended June 30, 2019, respectively:

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$11,044	$21,909
Short-term lease costs	566	1,429
Variable lease costs	2,685	5,698
Sublease income	(1,246)	(2,443)
Total lease cost	$13,049	$26,593

We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have abandoned before the lease term expiration. Operating lease expense on abandoned office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $2.7 million in 2019, $4.9 million in 2020, $4.5 million in 2021, $0.7 million in 2022, $0.6 million in 2023 and $0.9 million in years beyond 2023.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

As of June 30, 2019

2019 (remaining)	$15,170
2020	49,841
2021	46,881
2022	28,514
2023	23,973
Thereafter	88,704
Total future lease payments	253,083
Less: imputed interest	(46,320)
Total	$206,763

Weighted Average Remaining Lease Term (years)
Operating leases	6.7

Weighted Average Discount Rate
Operating leases	5.6%

The table below summarizes cash paid for our operating lease liabilities and other non-cash information:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$23,199

Operating lease assets obtained in exchange for lease liabilities	$19,162

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

11. Share-Based Compensation
During the six months ended June 30, 2019, we granted 198,113 restricted stock awards, 24,108 restricted stock units and 113,124 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2019, stock options exercisable for up to 661 shares and 32,310 shares of restricted stock were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2019 and 2018 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2019	2018	2019	2018
Direct cost of revenues	$2,559	$2,427	$7,802	$6,206
Selling, general and administrative expenses	2,698	3,158	5,130	5,347
Total share-based compensation expense	$5,257	$5,585	$12,932	$11,553

12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2019, we have $102.4 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock repurchased and retired	580	—	908	337
Average price paid per share	$83.34	$—	$77.33	$42.17
Total cost	$48,320	$—	$70,197	$14,213

13. Segment Reporting
We manage our business in five reportable segments: Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transactions practices include financial, operational and performance improvement services, as well as due diligence, financing advisory, mergers and acquisitions (“M&A”) advisory, M&A integration, carveout support and valuations.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Corporate Finance	$190,003	$141,355	$350,969	$284,277
FLC	145,870	133,527	284,867	261,566
Economic Consulting	155,502	133,308	297,773	266,417
Technology	55,632	46,429	106,968	87,343
Strategic Communications	59,112	57,479	116,816	110,269
Total revenues	$606,119	$512,098	$1,157,393	$1,009,872
Adjusted Segment EBITDA
Corporate Finance	$50,492	$35,777	$87,853	$70,581
FLC	28,241	27,615	60,058	53,372
Economic Consulting	23,313	15,472	47,353	34,608
Technology	12,875	7,508	25,598	13,240
Strategic Communications	10,474	10,967	22,023	20,819
Total Adjusted Segment EBITDA	$125,395	$97,339	$242,885	$192,620

The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$64,598	$43,609	$127,243	$82,554
Add back:
Income tax provision	21,313	14,113	41,243	29,383
Interest income and other	(2,609)	(2,474)	(2,768)	(674)
Interest expense	4,793	6,583	9,539	12,827
Unallocated corporate expenses	28,892	25,882	50,995	49,770
Segment depreciation expense	6,556	7,574	12,920	14,438
Amortization of intangible assets	1,852	2,052	3,713	4,322
Total Adjusted Segment EBITDA	$125,395	$97,339	$242,885	$192,620

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three and six months ended June 30, 2019 and 2018 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transaction support. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transactions practices include financial, operational and performance improvement services, as well as due diligence, financing advisory, mergers and acquisitions ("M&A") advisory, M&A integration, carveout support and valuations.
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

EXECUTIVE HIGHLIGHTS

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$606,119	$512,098	$1,157,393	$1,009,872
Net income	$64,598	$43,609	$127,243	$82,554
Adjusted EBITDA	$97,184	$72,371	$193,273	$144,665
Earnings per common share — diluted	$1.69	$1.14	$3.33	$2.18
Adjusted earnings per common share — diluted	$1.73	$1.14	$3.36	$2.18
Net cash provided by (used in) operating activities	$47,648	$34,615	$(54,438)	$(34,585)
Total number of employees	4,999	4,608	4,999	4,608
Second Quarter 2019 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2019 increased $94.0 million, or 18.4%, to $606.1 million, as compared to the three months ended June 30, 2018. Excluding the estimated negative impact from FX, revenues increased $102.4 million, or 20.0%. The increase in revenues was driven by higher demand across all business segments and regions, with particular strength in our Corporate Finance and Economic Consulting segments, coupled with an increase in success fees in our Corporate Finance segment.
Net income
Net income for the three months ended June 30, 2019 increased $21.0 million to $64.6 million, as compared to the three months ended June 30, 2018. The increase was largely due to higher operating profits in the Corporate Finance, Economic Consulting and Technology segments.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2019 increased $24.8 million, or 34.3%, to $97.2 million, as compared to the three months ended June 30, 2018. Adjusted EBITDA Margin of 16.0% for the three months ended June 30, 2019 compared with 14.1% for the three months ended June 30, 2018. The increase in Adjusted EBITDA was due to higher revenues and improved utilization, which were partially offset by higher compensation, related to an increase in variable compensation, higher salaries reflecting annual salary adjustments and a 10.6% increase in billable headcount, as well as higher selling, general and administrative ("SG&A") expenses compared to the prior year period.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2019 increased $0.55 to $1.69 compared to $1.14 for the three months ended June 30, 2018. The increase in EPS was primarily due to the operating results described above.
Adjusted EPS increased $0.59 to $1.73 for the three months ended June 30, 2019 compared to $1.14 for the three months ended June 30, 2018. Adjusted EPS excludes $2.1 million of non-cash interest expense in 2019 related to the 2.0% convertible senior notes due 2023 ("2023 Convertible Notes"), which increased Adjusted EPS by $0.04.
Liquidity and capital allocation
Net cash provided by operating activities for the three months ended June 30, 2019 increased $13.0 million to $47.6 million compared with $34.6 million for the three months ended June 30, 2018. The increase in net cash provided by operating activities was primarily due to higher cash collections resulting from higher revenues compared to the prior year period, partially offset by an increase in compensation costs. Days sales outstanding (“DSO”) of 103 days at June 30, 2019 compared to 101 days at June 30, 2018.
Free Cash Flow was an inflow of $37.1 million and $26.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily due to higher net cash provided by operating activities, as described above.

Other strategic activities
During the three months ended June 30, 2019, we entered into a definitive agreement to acquire Andersch AG, a leading German restructuring advisory firm with offices in Frankfurt, Hamburg and Dusseldorf. The acquisition is expected to close during the third quarter of 2019, subject to German regulatory approval and other closing conditions.
Headcount
Our total headcount increased 4.8% from 4,768 at December 31, 2018 to 4,999 at June 30, 2019. The following table includes the net billable headcount additions (reductions) for the six months ended June 30, 2019:

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2018	948	1,153	708	306	641	3,756
Additions, net	34	41	7	9	17	108
March 31, 2019	982	1,194	715	315	658	3,864
Additions (reductions), net	29	18	(3)	8	14	66
June 30, 2019	1,011	1,212	712	323	672	3,930
Percentage change in headcount from December 31, 2018	6.6%	5.1%	0.6%	5.6%	4.8%	4.6%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$190,003	$141,355	$350,969	$284,277
FLC	145,870	133,527	284,867	261,566
Economic Consulting	155,502	133,308	297,773	266,417
Technology	55,632	46,429	106,968	87,343
Strategic Communications	59,112	57,479	116,816	110,269
Total revenues	$606,119	$512,098	$1,157,393	$1,009,872
Segment operating income
Corporate Finance	$48,779	$34,041	$84,463	$67,252
FLC	26,779	26,173	57,219	50,503
Economic Consulting	21,747	14,024	44,236	31,672
Technology	10,550	3,967	20,986	6,560
Strategic Communications	9,132	9,508	19,348	17,873
Total segment operating income	116,987	87,713	226,252	173,860
Unallocated corporate expenses	(28,892)	(25,882)	(50,995)	(49,770)
Operating income	88,095	61,831	175,257	124,090
Other income (expense)
Interest income and other	2,609	2,474	2,768	674
Interest expense	(4,793)	(6,583)	(9,539)	(12,827)
	(2,184)	(4,109)	(6,771)	(12,153)
Income before income tax provision	85,911	57,722	168,486	111,937
Income tax provision	21,313	14,113	41,243	29,383
Net income	$64,598	$43,609	$127,243	$82,554
Earnings per common share — basic	$1.75	$1.18	$3.44	$2.24
Earnings per common share — diluted	$1.69	$1.14	$3.33	$2.18

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$64,598	$43,609	$127,243	$82,554
Add back:
Income tax provision	21,313	14,113	41,243	29,383
Interest income and other	(2,609)	(2,474)	(2,768)	(674)
Interest expense	4,793	6,583	9,539	12,827
Depreciation and amortization	7,237	8,488	14,303	16,253
Amortization of other intangible assets	1,852	2,052	3,713	4,322
Adjusted EBITDA	$97,184	$72,371	$193,273	$144,665

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$64,598	$43,609	$127,243	$82,554
Add back:
Non-cash interest expense on convertible notes	2,137	—	4,245	—
Tax impact of non-cash interest expense on convertible notes	(556)	—	(1,103)	—
Tax impact of gain on sale of business (1)	—	—	(2,097)	—
Adjusted net income	$66,179	$43,609	$128,288	$82,554
Earnings per common share — diluted	$1.69	$1.14	$3.33	$2.18
Add back:
Non-cash interest expense on convertible notes	0.05	—	0.11	—
Tax impact of non-cash interest expense on convertible notes	(0.01)	—	(0.03)	—
Tax impact of gain on sale of business (1)	—	—	(0.05)	—
Adjusted earnings per common share — diluted	$1.73	$1.14	$3.36	$2.18
Weighted average number of common shares outstanding — diluted	38,168	38,271	38,193	37,942

(1)	Represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the sale of our Ringtail software and related business ("Ringtail").
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$47,648	$34,615	$(54,438)	$(34,585)
Purchases of property and equipment	(10,508)	(8,540)	(20,661)	(16,220)
Free Cash Flow	$37,140	$26,075	$(75,099)	$(50,805)

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended June 30, 2019 increased $3.0 million, or 11.6%, to $28.9 million compared to $25.9 million for the three months ended June 30, 2018. The increase was primarily due to higher variable compensation.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $0.1 million to $2.6 million for the three months ended June 30, 2019 compared with $2.5 million for the three months ended June 30, 2018.
FX transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended June 30, 2019 decreased $1.8 million to $4.8 million compared to $6.6 million for the three months ended June 30, 2018. Interest expense for the three months ended June 30, 2019 was favorably impacted by lower average outstanding balances under our senior secured bank revolving credit facility ("Credit Facility") as compared to the three months ended June 30, 2018. In addition, the decrease in interest expense reflects lower average interest rates on the 2023 Convertible Notes outstanding in 2019 as compared to the 6.0% senior notes due 2022 outstanding in 2018.
Income tax provision
The effective income tax rate for the three months ended June 30, 2019 was 24.8% compared with 24.4% for the three months ended June 30, 2018. The 2018 tax rate was favorably impacted by a discrete tax adjustment reflecting changes in certain state tax laws. The 2019 tax rate was favorably impacted by a discrete tax adjustment related to share-based compensation.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the six months ended June 30, 2019 increased $1.2 million, or 2.5%, to $51.0 million compared to $49.8 million for the six months ended June 30, 2018. The increase was primarily due to higher variable compensation and employee costs.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $2.1 million to $2.8 million for the six months ended June 30, 2019 compared with $0.7 million for the six months ended June 30, 2018. The increase was primarily due to a $0.7 million increase in interest income from investments of excess cash and net FX gains, which were $0.1 million for the six months ended June 30, 2019 compared with a $0.3 million loss for the six months ended June 30, 2018. Additionally, we recognized a loss on the sale of an investment of $0.6 million in the second quarter of 2018.
FX transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the six months ended June 30, 2019 decreased $3.3 million to $9.5 million compared to $12.8 million for the six months ended June 30, 2018. Interest expense for the six months ended June 30, 2019 was favorably impacted by lower average outstanding balances under our Credit Facility as compared to the six months ended June 30, 2018. In addition, the decrease in interest expense reflects lower average interest rates on the 2023 Convertible Notes outstanding in 2019 as compared to the 6.0% senior notes due 2022 outstanding in 2018.
Income tax provision
The effective income tax rate for the six months ended June 30, 2019 was 24.5% compared with 26.3% for the six months ended June 30, 2018. The 2019 tax rate was favorably impacted by discrete tax adjustments including a change in estimate related to the accounting for the sale of Ringtail and share-based compensation. The 2018 tax rate was favorably impacted by a discrete tax adjustment reflecting changes in certain state tax laws.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA, a GAAP financial measure. We define Total Adjusted Segment EBITDA, a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$64,598	$43,609	$127,243	$82,554
Add back:
Income tax provision	21,313	14,113	41,243	29,383
Interest income and other	(2,609)	(2,474)	(2,768)	(674)
Interest expense	4,793	6,583	9,539	12,827
Unallocated corporate expenses	28,892	25,882	50,995	49,770
Total segment operating income	116,987	87,713	226,252	173,860
Add back:
Segment depreciation expense	6,556	7,574	12,920	14,438
Amortization of other intangible assets	1,852	2,052	3,713	4,322
Total Adjusted Segment EBITDA	$125,395	$97,339	$242,885	$192,620

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of revenue-generating professionals: (at period end)
Corporate Finance	1,011	871	1,011	871
FLC	1,212	1,065	1,212	1,065
Economic Consulting	712	695	712	695
Technology (1)	323	293	323	293
Strategic Communications	672	628	672	628
Total revenue-generating professionals	3,930	3,552	3,930	3,552
Utilization rates of billable professionals: (2)
Corporate Finance	68%	67%	69%	69%
FLC	65%	67%	66%	67%
Economic Consulting	79%	69%	78%	70%
Average billable rate per hour: (3)
Corporate Finance	$475	$458	$453	$450
FLC	$340	$344	$337	$338
Economic Consulting	$524	$534	$501	$538

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 312 as-needed employees during the three months ended June 30, 2019 compared with 255 as-needed employees during the three months ended June 30, 2018.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$190,003	$141,355	$350,969	$284,277
Percentage change in revenues from prior year	34.4%	20.3%	23.5%	27.3%
Operating expenses
Direct cost of revenues	112,489	84,429	212,114	171,032
Selling, general and administrative expenses	27,969	22,102	52,859	44,419
Amortization of other intangible assets	766	783	1,533	1,574
	141,224	107,314	266,506	217,025
Segment operating income	48,779	34,041	84,463	67,252
Percentage change in segment operating income from prior year	43.3%	120.4%	25.6%	177.9%
Add back:
Depreciation and amortization of intangible assets	1,713	1,736	3,390	3,329
Adjusted Segment EBITDA	$50,492	$35,777	$87,853	$70,581
Gross profit (1)	$77,514	$56,926	$138,855	$113,245
Percentage change in gross profit from prior year	36.2%	40.9%	22.6%	58.1%
Gross profit margin (2)	40.8%	40.3%	39.6%	39.8%
Adjusted Segment EBITDA as a percent of revenues	26.6%	25.3%	25.0%	24.8%
Number of revenue-generating professionals (at period end)	1,011	871	1,011	871
Percentage change in number of revenue-generating professionals from prior year	16.1%	-1.1%	16.1%	-1.1%
Utilization rates of billable professionals	68%	67%	69%	69%
Average billable rate per hour	$475	$458	$453	$450

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenues increased $48.6 million, or 34.4%, to $190.0 million for the three months ended June 30, 2019, which included a 1.6% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $50.9 million, or 36.0%, primarily due to increased demand and higher realized rates driven by the mix of client engagements and staffing for business transformation and transactions and restructuring services, coupled with a $15.4 million increase in success fees compared to the prior year.
Gross profit increased $20.6 million, or 36.2%, to $77.5 million for the three months ended June 30, 2019. Gross profit margin increased 0.5 percentage points for the three months ended June 30, 2019. The increase was due to higher margins from improved realization and an increase in success fees, partially offset by higher compensation, primarily related to an increase in variable compensation and billable headcount.
SG&A expenses increased $5.9 million, or 26.5%, to $28.0 million for the three months ended June 30, 2019. SG&A expenses of 14.7% of revenues for the three months ended June 30, 2019 compared with 15.6% of revenues for the three months ended June 30, 2018. The increase in SG&A expenses was primarily due to an increase in acquisition-related legal costs, higher travel and entertainment expenses, and an increase in infrastructure support costs.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenues increased $66.7 million, or 23.5%, to $351.0 million for the six months ended June 30, 2019, which included a 1.7% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $71.6 million, or 25.2%, primarily due to higher demand for business transformation and transactions and restructuring services along with a $19.1 million increase in success fees compared to the prior year.
Gross profit increased $25.6 million, or 22.6%, to $138.9 million for the six months ended June 30, 2019. Gross profit margin decreased 0.2 percentage points for the six months ended June 30, 2019. The decrease in gross profit margin was due to higher compensation, primarily related to an increase in variable compensation and billable headcount, which offset higher margins from improved realization and increased success fees.
SG&A expenses increased $8.4 million, or 19.0%, to $52.9 million for the six months ended June 30, 2019. SG&A expenses of 15.1% of revenues for the six months ended June 30, 2019 compared with 15.6% of revenues for the six months ended June 30, 2018. The increase in SG&A expenses was primarily due to an increase in infrastructure support costs, travel and entertainment expenses, acquisition-related legal costs and higher business development expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$145,870	$133,527	$284,867	$261,566
Percentage change in revenues from prior year	9.2%	19.9%	8.9%	17.4%
Operating expenses
Direct cost of revenues	89,891	83,660	173,994	164,437
Selling, general and administrative expenses	28,912	23,383	53,075	45,916
Amortization of other intangible assets	288	311	579	710
	119,091	107,354	227,648	211,063
Segment operating income	26,779	26,173	57,219	50,503
Percentage change in segment operating income from prior year	2.3%	NM (3)	13.3%	285.3%
Add back:
Depreciation and amortization of intangible assets	1,462	1,442	2,839	2,869
Adjusted Segment EBITDA	$28,241	$27,615	$60,058	$53,372
Gross profit (1)	$55,979	$49,867	$110,873	$97,129
Percentage change in gross profit from prior year	12.3%	46.5%	14.2%	41.6%
Gross profit margin (2)	38.4%	37.3%	38.9%	37.1%
Adjusted Segment EBITDA as a percent of revenues	19.4%	20.7%	21.1%	20.4%
Number of revenue-generating professionals (at period end)	1,212	1,065	1,212	1,065
Percentage change in number of revenue-generating professionals from prior year	13.8%	-0.5%	13.8%	-0.5%
Utilization rates of billable professionals	65%	67%	66%	67%
Average billable rate per hour	$340	$344	$337	$338

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

(3)	Fluctuation in terms of percentage change is not meaningful.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenues increased $12.3 million, or 9.2%, to $145.9 million for the three months ended June 30, 2019, which included a 1.2% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $14.0 million, or 10.5%, primarily due to higher demand for our health solutions, construction solutions and disputes services.

Gross profit increased $6.1 million, or 12.3%, to $56.0 million for the three months ended June 30, 2019. Gross profit margin increased 1.1 percentage points for the three months ended June 30, 2019. The increase in gross profit margin is related to higher revenues with improved utilization in our health solutions practice, partially offset by lower utilization in our investigations practice.
SG&A expenses increased $5.5 million, or 23.6%, to $28.9 million for the three months ended June 30, 2019. SG&A expenses of 19.8% of revenues for the three months ended June 30, 2019 compared with 17.5% of revenues for the three months ended June 30, 2018. The increase in SG&A expenses was primarily driven by an increase in hiring costs, higher infrastructure support costs, bad debt and marketing expenses.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenues increased $23.3 million, or 8.9%, to $284.9 million for the six months ended June 30, 2019, which included a 1.3% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $26.7 million, or 10.2%, primarily due to increased demand for our disputes, investigations and construction solutions services.
Gross profit increased $13.7 million, or 14.2%, to $110.9 million for the six months ended June 30, 2019. Gross profit margin increased 1.8 percentage points for the six months ended June 30, 2019. The increase in gross profit margin is related to improved utilization in our data and analytics practice, combined with higher success fees and lower compensation expense as a percentage of revenues in our investigations practice.
SG&A expenses increased $7.2 million, or 15.6%, to $53.1 million for the six months ended June 30, 2019. SG&A expenses of 18.6% of revenues for the six months ended June 30, 2019 compared with 17.6% of revenues for the six months ended June 30, 2018. The increase in SG&A expenses was driven by higher infrastructure support costs, hiring costs, personnel costs, and an increase in travel expenses, which were partially offset by lower bad debt expense.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$155,502	$133,308	$297,773	$266,417
Percentage change in revenues from prior year	16.6%	7.5%	11.8%	1.2%
Operating expenses
Direct cost of revenues	115,858	100,160	217,621	197,783
Selling, general and administrative expenses	17,852	19,053	35,827	36,767
Amortization of other intangible assets	45	71	89	195
	133,755	119,284	253,537	234,745
Segment operating income	21,747	14,024	44,236	31,672
Percentage change in segment operating income from prior year	55.1%	75.1%	39.7%	19.5%
Add back:
Depreciation and amortization of intangible assets	1,566	1,448	3,117	2,936
Adjusted Segment EBITDA	$23,313	$15,472	$47,353	$34,608
Gross profit (1)	$39,644	$33,148	$80,152	$68,634
Percentage change in gross profit from prior year	19.6%	2.5%	16.8%	0.5%
Gross profit margin (2)	25.5%	24.9%	26.9%	25.8%
Adjusted Segment EBITDA as a percent of revenues	15.0%	11.6%	15.9%	13.0%
Number of revenue-generating professionals (at period end)	712	695	712	695
Percentage change in number of revenue-generating professionals from prior year	2.4%	6.6%	2.4%	6.6%
Utilization rates of billable professionals	79%	69%	78%	70%
Average billable rate per hour	$524	$534	$501	$538

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenues increased $22.2 million, or 16.6%, to $155.5 million for the three months ended June 30, 2019, which included a 1.5% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $24.2 million, or 18.2%, primarily due to higher demand for our antitrust services in North America and Europe, the Middle East and Africa (“EMEA”).
Gross profit increased $6.5 million, or 19.6%, to $39.6 million for the three months ended June 30, 2019. Gross profit margin increased 0.6 percentage points for the three months ended June 30, 2019. The increase in gross profit margin was primarily due to higher utilization in North America and EMEA, partially offset by an increase in variable compensation.
SG&A expenses decreased $1.2 million, or 6.3%, to $17.9 million for the three months ended June 30, 2019. SG&A expenses of 11.5% of revenues for the three months ended June 30, 2019 compared with 14.3% of revenues for the three months ended June 30, 2018. The decrease in SG&A expenses was primarily driven by lower bad debt expense.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenues increased $31.4 million, or 11.8%, to $297.8 million for the six months ended June 30, 2019, which included a 1.6% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $35.7 million, or 13.4%, due to higher demand for our antitrust services in North America and EMEA.
Gross profit increased $11.5 million, or 16.8%, to $80.2 million for the six months ended June 30, 2019. Gross profit margin increased 1.1 percentage points for the six months ended June 30, 2019. The increase in gross profit margin was primarily due to higher utilization in North America and EMEA, partially offset by an increase in variable compensation.
SG&A expenses decreased $0.9 million, or 2.6%, to $35.8 million for the six months ended June 30, 2019. SG&A expenses of 12.0% of revenues for the six months ended June 30, 2019 compared with 13.8% of revenues for the six months ended June 30, 2018. The decrease in SG&A expenses was primarily driven by lower bad debt expense.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenues	$55,632	$46,429	$106,968	$87,343
Percentage change in revenues from prior year	19.8%	1.9%	22.5%	-4.7%
Operating expenses
Direct cost of revenues	31,482	26,893	60,026	51,531
Selling, general and administrative expenses	13,600	15,555	25,956	29,176
Amortization of other intangible assets	—	14	—	76
	45,082	42,462	85,982	80,783
Segment operating income	10,550	3,967	20,986	6,560
Percentage change in segment operating income from prior year	165.9%	NM (4)	219.9%	128.4%
Add back:
Depreciation and amortization of intangible assets	2,325	3,541	4,612	6,680
Adjusted Segment EBITDA	$12,875	$7,508	$25,598	$13,240
Gross profit (1)	$24,150	$19,536	$46,942	$35,812
Percentage change in gross profit from prior year	23.6%	7.9%	31.1%	-7.2%
Gross profit margin (2)	43.4%	42.1%	43.9%	41.0%
Adjusted Segment EBITDA as a percent of revenues	23.1%	16.2%	23.9%	15.2%
Number of revenue-generating professionals (at period end) (3)	323	293	323	293
Percentage change in number of revenue-generating professionals from prior year	10.2%	-2.7%	10.2%	-2.7%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

(4)	Fluctuation in terms of percentage change is not meaningful.
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenues increased $9.2 million, or 19.8%, to $55.6 million for the three months ended June 30, 2019, which included a 1.3% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $9.8 million, or 21.2%, due to an overall increase in demand across our managed review and consulting services, largely driven by work associated with global cross-border investigations.

Gross profit increased $4.6 million, or 23.6%, to $24.2 million for the three months ended June 30, 2019. Gross profit margin increased by 1.3 percentage points for the three months ended June 30, 2019. The increase in gross profit margin was primarily due to an increased mix of higher-margin managed review services.
SG&A expenses decreased $2.0 million, or 12.6%, to $13.6 million for the three months ended June 30, 2019. SG&A expenses of 24.4% of revenues for the three months ended June 30, 2019 compared with 33.5% of revenues for the three months ended June 30, 2018. The decrease in SG&A expenses was primarily due to $2.8 million of lower research and development expenses associated with the Ringtail divestiture in 2018.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenues increased $19.6 million, or 22.5%, to $107.0 million for the six months ended June 30, 2019, which included a 1.5% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $20.9 million, or 23.9%, due to an overall increase in demand for our managed review, consulting, hosting and processing services, largely driven by work associated with global cross-border investigations.
Gross profit increased $11.1 million, or 31.1%, to $46.9 million for the six months ended June 30, 2019. Gross profit margin increased by 2.9 percentage points for the six months ended June 30, 2019. The increase in gross profit margin was primarily driven by an increased mix of higher-margin managed review and processing services.
SG&A expenses decreased $3.2 million, or 11.0%, to $26.0 million for the six months ended June 30, 2019. SG&A expenses of 24.3% of revenues for the six months ended June 30, 2019 compared with 33.4% of revenues for the six months ended June 30, 2018. The decrease in SG&A expenses was primarily due to $5.6 million of lower research and development expenses associated with the Ringtail divestiture in 2018, partially offset by higher variable compensation, infrastructure support and travel expenses.
STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenues	$59,112	$57,479	$116,816	$110,269
Percentage change in revenues from prior year	2.8%	24.3%	5.9%	22.6%
Operating expenses
Direct cost of revenues	36,539	35,176	71,577	66,652
Selling, general and administrative expenses	12,688	11,922	24,379	23,977
Amortization of other intangible assets	753	873	1,512	1,767
	49,980	47,971	97,468	92,396
Segment operating income	9,132	9,508	19,348	17,873
Percentage change in segment operating income from prior year	-4.0%	NM (3)	8.3%	908.6%
Add back:
Depreciation and amortization of intangible assets	1,342	1,459	2,675	2,946
Adjusted Segment EBITDA	$10,474	$10,967	$22,023	$20,819
Gross profit (1)	$22,573	$22,303	$45,239	$43,617
Percentage change in gross profit from prior year	1.2%	41.5%	3.7%	41.4%
Gross profit margin (2)	38.2%	38.8%	38.7%	39.6%
Adjusted Segment EBITDA as a percent of revenues	17.7%	19.1%	18.9%	18.9%
Number of revenue-generating professionals (at period end)	672	628	672	628
Percentage change in number of revenue-generating professionals from prior year	7.0%	-4.7%	7.0%	-4.7%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

(3)	Fluctuation in terms of percentage change is not meaningful.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenues increased $1.6 million, or 2.8%, to $59.1 million for the three months ended June 30, 2019, which included a 3.3% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $3.5 million, or 6.1%, primarily due to higher demand for our project-based corporate reputation services in North America.
Gross profit increased $0.3 million, or 1.2%, to $22.6 million for the three months ended June 30, 2019. Gross profit margin decreased 0.6 percentage points for the three months ended June 30, 2019.
SG&A expenses increased $0.8 million, or 6.4%, to $12.7 million for the three months ended June 30, 2019. SG&A expenses of 21.5% of revenues for the three months ended June 30, 2019 compared with 20.7% of revenues for the three months ended June 30, 2018. The increase in SG&A expenses was primarily due to higher infrastructure support costs related to an increase in billable headcount, travel and other general administrative expenses.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenues increased $6.5 million, or 5.9%, to $116.8 million for the six months ended June 30, 2019, which included a 3.6% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $10.5 million, or 9.5%, due to higher project-based revenues in North America and EMEA, primarily related to corporate reputation engagements, as well as an increase in pass-through revenues.
Gross profit increased $1.6 million, or 3.7%, to $45.2 million for the six months ended June 30, 2019. Gross profit margin decreased 0.9 percentage points for the six months ended June 30, 2019. The decrease was due to higher compensation expense and an increase in lower margin pass-through income.
SG&A expenses increased $0.4 million, or 1.7%, to $24.4 million for the six months ended June 30, 2019. SG&A expenses of 20.9% of revenues for the six months ended June 30, 2019 compared with 21.7% of revenues for the six months ended June 30, 2018. The increase in SG&A expenses was primarily due to higher infrastructure support costs related to an increase in billable headcount.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies, on an ongoing basis. We base our estimates on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
Cash Flows	2019	2018
	(dollars in thousands)
Net cash used in operating activities	$(54,438)	$(34,585)
Net cash used in investing activities	$(20,592)	$(15,531)
Net cash used in financing activities	$(47,152)	$(20,907)
DSO	103	101
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
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Net cash used in operating activities for the six months ended June 30, 2019 was $54.4 million compared with $34.6 million for the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily due to higher annual bonus payments and an increase in salaries as a result of headcount growth, partially offset by higher cash collections resulting from higher revenues compared to the prior year period.
Net cash used in investing activities for the six months ended June 30, 2019 of $20.6 million compared with $15.5 million for the six months ended June 30, 2018 and primarily related to capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2019 was $47.2 million compared with $20.9 million for the six months ended June 30, 2018. Net cash used in financing activities for the six months ended June 30, 2019 consisted mainly of payments of $66.9 million for common stock repurchases under the Repurchase Program, partially offset by net borrowings of $20.0 million under our Credit Facility. Net cash used in financing activities for the six months ended June 30, 2018 included $25.0 million of net repayments under our Credit Facility and payments of $14.2 million for common stock repurchases under the Repurchase Program, partially offset by $18.7 million net issuance of common stock under our equity compensation plans.
Capital Resources
As of June 30, 2019, our capital resources included $189.1 million of cash and cash equivalents and available borrowing capacity of $529.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of June 30, 2019, we had $20.0 million of borrowings outstanding under our Credit Facility and $1.0 million of outstanding letters of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Facility and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Adjusted EBITDA, as defined in the Credit Facility). As of June 30, 2019, we were in compliance with the covenants contained in the Credit Facility and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2023 Convertible Notes.
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
During the six months ended June 30, 2019, we spent $20.7 million in capital expenditures to support our organization, including direct support for specific client engagements. We expect to make additional capital expenditures in an aggregate amount between $18 million and $22 million for the remainder of 2019. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2019:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1 through April 30, 2019	32	(2)	$82.45	20	(5)	$148,996
May 1 through May 31, 2019	314	(3)	$82.54	314	(6)	$123,091
June 1 through June 30, 2019	251	(4)	$84.23	246	(7)	$102,367
	597			580

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. During the quarter ended June 30, 2019, we repurchased an aggregate of 579,771 shares of our outstanding common stock under the Repurchase Program at an average price of $83.34 per share for a total cost of approximately $48.3 million.

(2)	Includes 11,541 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 94 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 5,248 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)	During the month ended April 30, 2019, we repurchased and retired 20,000 shares of common stock, at an average price per share of $85.09, for an aggregate cost of $1.7 million.

(6)	During the month ended May 31, 2019, we repurchased and retired 313,788 shares of common stock, at an average price per share of $82.54, for an aggregate cost of $25.9 million.

(7)	During the month ended June 30, 2019, we repurchased and retired 245,983 shares of common stock, at an average price per share of $84.23, for an aggregate cost of $20.7 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

†	Filed herewith.

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
Date: July 25, 2019

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)