Form 10-Q
period 2019-09-30
FTI CONSULTING, INC
filed 2019-10-24
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2019
Common Stock, $0.01 par value	37,630,823

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$258,470	$312,069
Accounts receivable:
Billed receivables	552,253	437,797
Unbilled receivables	455,342	319,205
Allowance for doubtful accounts and unbilled services	(268,132)	(202,394)
Accounts receivable, net	739,463	554,608
Current portion of notes receivable	32,368	29,228
Prepaid expenses and other current assets	65,849	69,448
Total current assets	1,096,150	965,353
Property and equipment, net	92,135	84,577
Operating lease assets	152,064	—
Goodwill	1,197,406	1,172,316
Other intangible assets, net	41,247	34,633
Notes receivable, net	78,800	84,471
Other assets	32,467	37,771
Total assets	$2,690,269	$2,379,121
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$158,136	$104,600
Accrued compensation	354,299	333,536
Billings in excess of services provided	34,349	44,434
Total current liabilities	546,784	482,570
Long-term debt, net	273,055	265,571
Noncurrent operating lease liabilities	171,410	—
Deferred income taxes	159,406	155,088
Other liabilities	78,380	127,067
Total liabilities	1,229,035	1,030,296
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 37,629 (2019) and 38,147 (2018)	376	381
Additional paid-in capital	240,508	299,534
Retained earnings	1,384,392	1,196,727
Accumulated other comprehensive loss	(164,042)	(147,817)
Total stockholders' equity	1,461,234	1,348,825
Total liabilities and stockholders' equity	$2,690,269	$2,379,121

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$593,106	$513,012	$1,750,499	$1,522,884
Operating expenses
Direct cost of revenues	380,892	336,477	1,116,224	987,912
Selling, general and administrative expenses	127,951	117,448	371,042	347,473
Amortization of other intangible assets	2,125	1,975	5,838	6,297
	510,968	455,900	1,493,104	1,341,682
Operating income	82,138	57,112	257,395	181,202
Other income (expense)
Interest income and other	2,973	1,400	5,741	2,074
Interest expense	(4,832)	(7,246)	(14,371)	(20,073)
Gain on sale of business	—	13,031	—	13,031
	(1,859)	7,185	(8,630)	(4,968)
Income before income tax provision	80,279	64,297	248,765	176,234
Income tax provision	19,857	19,964	61,100	49,347
Net income	$60,422	$44,333	$187,665	$126,887
Earnings per common share — basic	$1.65	$1.19	$5.09	$3.43
Earnings per common share — diluted	$1.59	$1.14	$4.92	$3.32
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0, $373, $0 and $373	$(16,633)	$(4,180)	$(16,225)	$(17,417)
Total other comprehensive loss, net of tax	(16,633)	(4,180)	(16,225)	(17,417)
Comprehensive income	$43,789	$40,153	$171,440	$109,470

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$62,645	$—	$62,645
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,223	5,223
Issuance of common stock in connection with:
Exercise of options	55	1	2,211	—	—	2,212
Restricted share grants, less net settled shares of 38	153	1	(2,740)	—	—	(2,739)
Stock units issued under incentive compensation plan	—	—	1,346	—	—	1,346
Purchase and retirement of common stock	(328)	(3)	(21,880)	—	—	(21,883)
Share-based compensation	—	—	6,393	—	—	6,393
Balance at March 31, 2019	38,027	$380	$284,864	$1,259,372	$(142,594)	$1,402,022
Net income	—	$—	$—	$64,598	$—	$64,598
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(4,815)	(4,815)
Issuance of common stock in connection with:
Exercise of options	87	1	3,075	—	—	3,076
Restricted share grants, less net settled shares of 17	78	1	(1,352)	—	—	(1,351)
Purchase and retirement of common stock	(580)	(6)	(48,326)	—	—	(48,332)
Share-based compensation	—	—	3,814	—	—	3,814
Balance at June 30, 2019	37,612	$376	$242,075	$1,323,970	$(147,409)	$1,419,012
Net income	—	$—	$—	$60,422	$—	$60,422
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(16,633)	(16,633)
Issuance of common stock in connection with:
Exercise of options	94	1	3,568	—	—	3,569
Restricted share grants, less net settled shares of 13	14	—	(1,322)	—	—	(1,322)
Stock units issued under incentive compensation plan	—	—	67	—	—	67
Purchase and retirement of common stock	(91)	(1)	(7,733)	—	—	(7,734)
Share-based compensation	—	—	3,853	—	—	3,853
Balance at September 30, 2019	37,629	$376	$240,508	$1,384,392	$(164,042)	$1,461,234

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$38,945	$—	$38,945
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	10,446	10,446
Issuance of common stock in connection with:
Exercise of options	153	1	5,793	—	—	5,794
Restricted share grants, less net settled shares of 35	175	2	(1,581)	—	—	(1,579)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(337)	(3)	(14,217)	—	—	(14,220)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Share-based compensation	—	—	4,676	—	—	4,676
Balance at March 31, 2018	37,720	$377	$261,765	$1,085,061	$(109,769)	$1,237,434
Net income	—	$—	$—	$43,609	$—	$43,609
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(23,683)	(23,683)
Issuance of common stock in connection with:
Exercise of options	360	4	14,802	—	—	14,806
Restricted share grants, less net settled shares of 4	99	1	(253)	—	—	(252)
Share-based compensation	—	—	3,887	—	—	3,887
Balance at June 30, 2018	38,179	$382	$280,201	$1,128,670	$(133,452)	$1,275,801
Net income	—	$—	$—	$44,333	$—	$44,333
Other comprehensive income loss:
Cumulative translation adjustment	—	—	—	—	(4,180)	(4,180)
Issuance of common stock in connection with:
Exercise of options	340	4	13,565	—	—	13,569
Restricted share grants, less net settled shares of 12	33	—	(835)	—	—	(835)
Purchase and retirement of common stock	(196)	(2)	(14,998)	—	—	(15,000)
Conversion feature of convertible senior notes due 2023, net	—	—	34,131	—	—	34,131
Share-based compensation	—	—	3,656	—	—	3,656
Balance at September 30, 2018	38,356	$384	$315,720	$1,173,003	$(137,632)	$1,351,475

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
Operating activities	2019	2018
Net income	$187,665	$126,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,384	24,548
Amortization and impairment of other intangible assets	5,838	6,297
Acquisition-related contingent consideration	717	355
Provision for doubtful accounts	13,552	11,951
Share-based compensation	14,060	12,219
Amortization of debt discount and issuance costs	8,666	2,604
Gain on sale of business	—	(13,031)
Other	248	751
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(191,644)	(130,369)
Notes receivable	2,521	2,659
Prepaid expenses and other assets	(5,817)	(174)
Accounts payable, accrued expenses and other	(7,332)	16,150
Income taxes	30,777	28,922
Accrued compensation	5,156	7,207
Billings in excess of services provided	(9,925)	(10,704)
Net cash provided by operating activities	76,866	86,272
Investing activities
Proceeds from sale of business	—	50,283
Payments for acquisition of businesses, net of cash received	(18,791)	—
Purchases of property and equipment	(27,026)	(27,841)
Other	55	741
Net cash provided by (used in) investing activities	(45,762)	23,183
Financing activities
Repayments under revolving line of credit, net	—	(100,000)
Proceeds from issuance of convertible notes	—	316,250
Payments of debt issue costs	—	(8,048)
Deposits	535	2,327
Purchase and retirement of common stock	(77,949)	(29,220)
Net issuance of common stock under equity compensation plans	3,176	31,241
Payments for business acquisition liabilities	(2,282)	(3,029)
Net cash provided by (used in) financing activities	(76,520)	209,521
Effect of exchange rate changes on cash and cash equivalents	(8,183)	(3,070)
Net increase (decrease) in cash and cash equivalents	(53,599)	315,906
Cash and cash equivalents, beginning of period	312,069	189,961
Cash and cash equivalents, end of period	$258,470	$505,867
Supplemental cash flow disclosures
Cash paid for interest	$7,264	$13,428
Cash paid for income taxes, net of refunds	$29,885	$20,324
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,413	$1,059
Business acquisition liabilities not yet paid	$14,004	$—

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
Leases
As of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, which was amended in some respects by subsequent ASUs (collectively Accounting Standards Codification (“ASC") 842 ("ASC 842")) and supersedes existing lease guidance. The standard requires us to record right-of-use ("ROU") assets and corresponding lease liabilities on the balance sheet and disclose key quantitative and qualitative information about our lease contracts.
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
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the three and nine months ended September 30, 2019, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator — basic and diluted
Net income	$60,422	$44,333	$187,665	$126,887
Denominator
Weighted average number of common shares outstanding — basic	36,617	37,318	36,851	37,008
Effect of dilutive convertible notes	21	—	7	—
Effect of dilutive stock options	471	639	454	500
Effect of dilutive restricted shares	829	799	795	706
Weighted average number of common shares outstanding — diluted	37,938	38,756	38,107	38,214
Earnings per common share — basic	$1.65	$1.19	$5.09	$3.43
Earnings per common share — diluted	$1.59	$1.14	$4.92	$3.32
Antidilutive stock options and restricted shares	1	4	24	221

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

•
Fixed-fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenues for these arrangements based on the proportional performance related to individual performance obligations within each arrangement; however, these arrangements generally have one performance obligation.

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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period was $7.0 million and $23.5 million for the three and nine months ended September 30, 2019, respectively, and $8.7 million and $12.9 million for the three and nine months ended September 30, 2018, respectively.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied. Unfulfilled performance obligations primarily consist of fees not yet recognized on a proportional performance basis for fixed-fee arrangements and performance-based and contingent arrangements. As of September 30, 2019 and December 31, 2018, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $3.0 million and $8.8 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $3.4 million as of September 30, 2019 and $2.4 million as of December 31, 2018.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed upon services. This may occur when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of September 30, 2019 and December 31, 2018.
5. Accounts Receivable and Allowance for Doubtful Accounts
Timing of revenue recognition often differs from the timing of billing to our customers. Generally, we transfer goods or services to a customer before the customer pays consideration or payment is due. If we have an unconditional right to invoice and receive payment for goods or services already provided, we record billed and unbilled receivables on our Condensed Consolidated Balance Sheets. Our contract terms generally include a requirement of payment within 30 days when no contingencies exist. Payment terms and conditions vary depending on the jurisdiction, market and type of service, and whether regulatory or other third-party approvals are required. In addition, contracts may be negotiated per the client’s request; or at times we are asked to execute contracts in a form provided by customers that might include different terms.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” ("SG&A") on the Condensed Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $7.3 million and $13.6 million for the three and nine months ended September 30, 2019, respectively, and $3.2 million and $12.0 million for the three and nine months ended September 30, 2018, respectively.

6. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2018
Goodwill	$450,997	$231,537	$268,547	$96,723	$318,651	$1,366,455
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2018	450,997	231,537	268,547	96,723	124,512	1,172,316
Acquisitions	30,807	—	—	—	—	30,807
Foreign currency translation adjustment and other	(1,740)	(1,228)	(270)	(45)	(2,434)	(5,717)
Balance at September 30, 2019
Goodwill	480,064	230,309	268,277	96,678	316,217	1,391,545
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at September 30, 2019	$480,064	$230,309	$268,277	$96,678	$122,078	$1,197,406

During the three months ended September 30, 2019, we acquired Andersch AG ("Andersch"), a leading German restructuring advisory firm, within our Corporate Finance & Restructuring segment. We recorded $30.8 million in goodwill based on a preliminary purchase price allocation as a result of the acquisition. We have included the results of the acquired business’s operations in the Corporate Finance & Restructuring segment since its acquisition date.
Other Intangible Assets
Other intangible assets were as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	$98,082	$73,317	$24,765	$99,080	$71,036	$28,044
Trade names (1)	10,281	253	10,028	—	—	—
Acquired software and other (1)	3,254	1,900	1,354	3,107	1,618	1,489
	111,617	75,470	36,147	102,187	72,654	29,533
Non-amortizing intangible assets
Trade names	5,100	—	5,100	5,100	—	5,100
Total	$116,717	$75,470	$41,247	$107,287	$72,654	$34,633

(1)	During the three months ended September 30, 2019, we acquired Andersch and its related intangible assets within our Corporate Finance & Restructuring segment.
Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.1 million and $5.8 million for the three and nine months ended September 30, 2019, respectively, and $2.0 million and $6.3 million for the three and nine months ended September 30, 2018, respectively.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of September 30, 2019 (1)
2019 (remaining)	$2,362
2020	9,436
2021	8,924
2022	7,156
2023	3,730
Thereafter	4,539
$36,147

(1)
Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes.

7. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)(2)	$16,584	$—	$—	$16,584
Long-term debt (3)	273,055	—	380,362	—
Total	$289,639	$—	$380,362	$16,584

	December 31, 2018
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$2,960	$—	$—	$2,960
Long-term debt (3)	265,571	—	291,837	—
Total	$268,531	$—	$291,837	$2,960

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

(2)
During the three months ended September 30, 2019, we acquired Andersch within our Corporate Finance & Restructuring segment and recorded an acquisition-related contingent consideration liability of $14.4 million, including accretion for the time value of money.

(3)	The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in the table above are estimated to be equal to their carrying values as of September 30, 2019 and December 31, 2018.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.

We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration include measures of discount rates, future cash flows, volatility and the cost of debt. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value. The fair value of our contingent consideration is reassessed at each reporting period by the Company based on additional information as it becomes available.
Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income. During the three and nine months ended September 30, 2019 and 2018, there was no change in the estimated fair value of future expected contingent consideration payments.
8. Debt
The table below summarizes the components of the Company’s debt:

	September 30, 2019	December 31, 2018
2023 Convertible Notes	$316,250	$316,250
Total debt	316,250	316,250
Less: deferred debt discount	(37,588)	(43,998)
Less: deferred debt issue costs	(5,607)	(6,681)
Long-term debt, net (1)	$273,055	$265,571
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)	There were no current portions of long-term debt as of September 30, 2019 and December 31, 2018.
2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15th and August 15th of each year and will mature on August 15, 2023, unless earlier converted or repurchased. The 2023 Convertible Notes are senior unsecured obligations of the Company.
The 2023 Convertible Notes are convertible at an initial conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to an initial conversion price of approximately $101.38 per share of common stock). The circumstances required to allow the holders to convert their 2023 Convertible Notes were not met as of September 30, 2019.
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

The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,581	$720	$4,743	$720
Amortization of debt discount (1)	2,166	938	6,411	938
Total	$3,747	$1,658	$11,154	$1,658

(1)	The effective interest rate of the liability component was 5.45% as of September 30, 2019.
Credit Facility
On June 26, 2015, we entered into a credit agreement, which provides for a $550.0 million senior secured bank revolving credit facility (“Original Credit Facility”) maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to the Original Credit Facility, to, among other things, extend the maturity of the Original Credit Facility to November 30, 2023 and incurred an additional $1.7 million of debt issuance costs (the Original Credit Facility as amended and restated, the “Credit Facility”). There were no borrowings outstanding under the Credit Facility as of September 30, 2019 and December 31, 2018. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized for letters of credit as of September 30, 2019.
There were $2.4 million and $3.6 million of unamortized debt issue costs related to the Credit Facility as of September 30, 2019 and December 31, 2018, respectively. These amounts were included in “Other assets” on our Condensed Consolidated Balance Sheets.
9. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from six months to nine years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The table below summarizes the carrying amount of our operating lease assets and liabilities:

		As of
Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$152,064
Total lease assets		$152,064
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$31,903
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	171,410
Total lease liabilities		$203,313

The table below summarizes total lease costs for the three and nine months ended September 30, 2019, respectively:

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$11,332	$33,241
Short-term lease costs	926	2,355
Variable lease costs	3,030	8,728
Sublease income	(1,259)	(3,702)
Total lease cost	$14,029	$40,622

We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $1.2 million for the remainder of 2019, $4.9 million in 2020, $4.5 million in 2021, $0.7 million in 2022, $0.6 million in 2023 and $0.9 million in years beyond 2023.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

As of
September 30, 2019
2019 (remaining)	$2,794
2020	51,559
2021	48,325
2022	29,471
2023	24,461
Thereafter	90,946
Total future lease payments	247,556
Less: imputed interest	(44,243)
Total	$203,313

Weighted Average Remaining Lease Term (years)
Operating leases	6.5

Weighted Average Discount Rate
Operating leases	5.6%

The table below summarizes cash paid for our operating lease liabilities and other non-cash information:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$33,031

Operating lease assets obtained in exchange for lease liabilities	$21,880

Operating Lease Commitments
Under ASC 840, Leases, our future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases as of December 31, 2018 were as follows:

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
11. Share-Based Compensation
During the nine months ended September 30, 2019, we granted 212,089 restricted stock awards, 27,306 restricted stock units and 113,124 performance-based restricted stock units. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2019, stock options exercisable for up to 661 shares and 36,744 shares of restricted stock were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2019 and 2018 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2019	2018	2019	2018
Direct cost of revenues	$2,327	$2,459	$10,129	$8,665
Selling, general and administrative expenses	3,478	2,939	8,608	8,286
Total share-based compensation expense	$5,805	$5,398	$18,737	$16,951

12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2019, we have $94.6 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock repurchased and retired	91	—	999	337
Average price paid per share	$85.11	$—	$78.04	$42.17
Total cost	$7,732	$—	$77,929	$14,213

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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Corporate Finance	$191,698	$135,418	$542,667	$419,695
FLC	142,651	126,684	427,518	388,250
Economic Consulting	141,715	139,166	439,488	405,583
Technology	57,083	56,692	164,051	144,035
Strategic Communications	59,959	55,052	176,775	165,321
Total revenues	$593,106	$513,012	$1,750,499	$1,522,884
Adjusted Segment EBITDA
Corporate Finance	$48,084	$26,798	$135,937	$97,379
FLC	27,008	21,970	87,066	75,342
Economic Consulting	19,413	23,238	66,766	57,846
Technology	12,286	11,473	37,884	24,713
Strategic Communications	12,644	10,802	34,667	31,621
Total Adjusted Segment EBITDA	$119,435	$94,281	$362,320	$286,901

The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$60,422	$44,333	$187,665	$126,887
Add back:
Income tax provision	19,857	19,964	61,100	49,347
Interest income and other	(2,973)	(1,400)	(5,741)	(2,074)
Interest expense	4,832	7,246	14,371	20,073
Gain on sale of business	—	(13,031)	—	(13,031)
Unallocated corporate expenses	27,783	27,806	78,778	77,576
Segment depreciation expense	7,389	7,388	20,309	21,826
Amortization of intangible assets	2,125	1,975	5,838	6,297
Total Adjusted Segment EBITDA	$119,435	$94,281	$362,320	$286,901

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three and nine months ended September 30, 2019 and 2018 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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

We have included the definitions of Segment Operating Income and Adjusted Segment EBITDA, which are GAAP financial measures, below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 13, “Segment Reporting” in Part I, Item 1, of this Quarterly Report on Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income is a component of the definition of Adjusted Segment EBITDA.
We define Segment Operating Income as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects current core operating performance and provides an indicator of the segment’s ability to generate cash. We define Adjusted EBITDA Margin, which is a non-GAAP financial measure, as Adjusted EBITDA as a percentage of total revenues.
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, gain or loss on sale of a business and losses on early extinguishment of debt. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these non-GAAP financial measures, considered along with corresponding GAAP financial measures, provide management and investors with additional information for comparison of our operating results with the operating results of other companies.
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt, non-cash interest expense on convertible notes, gain or loss on sale of a business and the impact of adopting the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with an additional understanding of our business operating results, including underlying trends.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$593,106	$513,012	$1,750,499	$1,522,884
Net income	$60,422	$44,333	$187,665	$126,887
Adjusted EBITDA	$92,343	$67,382	$285,616	$212,047
Earnings per common share — diluted	$1.59	$1.14	$4.92	$3.32
Adjusted earnings per common share — diluted	$1.63	$1.00	$4.99	$3.18
Net cash provided by operating activities	$131,304	$120,857	$76,866	$86,272
Total number of employees	5,456	4,695	5,456	4,695
Third Quarter 2019 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2019 increased $80.1 million, or 15.6%, to $593.1 million, as compared to the three months ended September 30, 2018. Excluding the estimated negative impact from FX, revenues increased $86.7 million, or 16.9%. The increase in revenues was driven by higher demand across all business segments, particularly in our Corporate Finance and FLC segments.
Net income
Net income for the three months ended September 30, 2019 increased $16.1 million to $60.4 million, as compared to the three months ended September 30, 2018. The increase was largely due to higher operating profits in our Corporate Finance and FLC segments.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2019 increased $25.0 million, or 37.0%, to $92.3 million, as compared to the three months ended September 30, 2018. Adjusted EBITDA Margin of 15.6% for the three months ended September 30, 2019 compared with 13.1% for the three months ended September 30, 2018. The increase in Adjusted EBITDA was due to higher revenues, primarily in Corporate Finance and FLC, partially offset by higher compensation, primarily related to a 16.7% increase in billable headcount, and higher variable compensation, as well as higher selling, general and administrative ("SG&A") expenses compared to the prior year period.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2019 increased $0.45 to $1.59 compared to $1.14 for the three months ended September 30, 2018. The increase in EPS was primarily due to the operating results described above, lower interest expense related to the 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) outstanding in 2019 as compared to the 6.0% senior notes due 2022 ("2022 Notes") outstanding in 2018 and FX remeasurement gains. During the three months ended September 30, 2018, we sold our Ringtail® e-discovery software and related business (collectively, "Ringtail"), which resulted in a $6.2 million after-tax gain and increased EPS by $0.16 for that period.
Adjusted EPS increased $0.63 to $1.63 for the three months ended September 30, 2019 compared to $1.00 for the three months ended September 30, 2018. Adjusted EPS excludes $2.2 million of non-cash interest expense in 2019 related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.04.
Liquidity and capital allocation
Net cash provided by operating activities for the three months ended September 30, 2019 increased $10.4 million to $131.3 million compared with $120.9 million for the three months ended September 30, 2018. The increase in net cash provided by operating activities was primarily due to higher cash collections resulting from higher revenues compared to the prior year period, partially offset by an increase in compensation-related costs. Days sales outstanding (“DSO”) of 108 days at September 30, 2019 compared to 104 days at September 30, 2018. This increase is primarily due to slower collections on certain large engagements.

Free Cash Flow was an inflow of $124.9 million and $109.2 million for the three months ended September 30, 2019 and 2018, respectively. The increase for the three months ended September 30, 2019 was primarily due to higher net cash provided by operating activities, as described above.
Other strategic activities
During the three months ended September 30, 2019, we acquired Andersch AG ("Andersch"), a leading German restructuring advisory firm with offices in Frankfurt, Hamburg and Dusseldorf.
Headcount
Our total headcount increased 14.4% from 4,768 at December 31, 2018 to 5,456 at September 30, 2019. The following table includes the net billable headcount additions (reductions) for the nine months ended September 30, 2019:

Billable Headcount	Corporate Finance (1)	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2018	948	1,153	708	306	641	3,756
Additions, net	34	41	7	9	17	108
March 31, 2019	982	1,194	715	315	658	3,864
Additions (reductions), net	29	18	(3)	8	14	66
June 30, 2019	1,011	1,212	712	323	672	3,930
Additions, net	166	114	52	25	47	404
September 30, 2019	1,177	1,326	764	348	719	4,334
Percentage change in headcount from December 31, 2018	24.2%	15.0%	7.9%	13.7%	12.2%	15.4%

(1)	There were 95 revenue-generating professionals added during the three months ended September 30, 2019 related to the acquisition of Andersch.

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$191,698	$135,418	$542,667	$419,695
FLC	142,651	126,684	427,518	388,250
Economic Consulting	141,715	139,166	439,488	405,583
Technology	57,083	56,692	164,051	144,035
Strategic Communications	59,959	55,052	176,775	165,321
Total revenues	$593,106	$513,012	$1,750,499	$1,522,884
Segment operating income
Corporate Finance	$46,007	$25,252	$130,470	$92,504
FLC	25,534	20,625	82,753	71,128
Economic Consulting	17,943	21,713	62,179	53,385
Technology	9,094	7,926	30,080	14,486
Strategic Communications	11,343	9,402	30,691	27,275
Total segment operating income	109,921	84,918	336,173	258,778
Unallocated corporate expenses	(27,783)	(27,806)	(78,778)	(77,576)
Operating income	82,138	57,112	257,395	181,202
Other income (expense)
Interest income and other	2,973	1,400	5,741	2,074
Interest expense	(4,832)	(7,246)	(14,371)	(20,073)
Gain on sale of business	—	13,031	—	13,031
	(1,859)	7,185	(8,630)	(4,968)
Income before income tax provision	80,279	64,297	248,765	176,234
Income tax provision	19,857	19,964	61,100	49,347
Net income	$60,422	$44,333	$187,665	$126,887
Earnings per common share — basic	$1.65	$1.19	$5.09	$3.43
Earnings per common share — diluted	$1.59	$1.14	$4.92	$3.32

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)		(in thousands)
Net income	$60,422	$44,333	$187,665	$126,887
Add back:
Income tax provision	19,857	19,964	61,100	49,347
Interest income and other	(2,973)	(1,400)	(5,741)	(2,074)
Interest expense	4,832	7,246	14,371	20,073
Gain on sale of business	—	(13,031)	—	(13,031)
Depreciation and amortization	8,080	8,295	22,383	24,548
Amortization of other intangible assets	2,125	1,975	5,838	6,297
Adjusted EBITDA	$92,343	$67,382	$285,616	$212,047

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$60,422	$44,333	$187,665	$126,887
Add back:
Non-cash interest expense on convertible notes	2,166	938	6,411	938
Tax impact of non-cash interest expense on convertible notes	(563)	(241)	(1,666)	(241)
Gain on sale of business	—	(13,031)	—	(13,031)
Tax impact of gain on sale of business (1)	—	6,798	(2,097)	6,798
Adjusted net income	$62,025	$38,797	$190,313	$121,351
Earnings per common share — diluted	$1.59	$1.14	$4.92	$3.32
Add back:
Non-cash interest expense on convertible notes	0.06	0.03	0.17	0.03
Tax impact of non-cash interest expense on convertible notes	(0.02)	(0.01)	(0.04)	(0.01)
Gain on sale of business	—	(0.34)	—	(0.34)
Tax impact of gain on sale of business (1)	—	0.18	(0.06)	0.18
Adjusted earnings per common share — diluted	$1.63	$1.00	$4.99	$3.18
Weighted average number of common shares outstanding — diluted	37,938	38,756	38,107	38,214

(1)	In 2019, represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the Ringtail divestiture.
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)		(in thousands)
Net cash provided by operating activities	$131,304	$120,857	$76,866	$86,272
Purchases of property and equipment	(6,365)	(11,621)	(27,026)	(27,841)
Free Cash Flow	$124,939	$109,236	$49,840	$58,431
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended September 30, 2019 remained flat at $27.8 million compared to the three months ended September 30, 2018.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $1.6 million to $3.0 million for the three months ended September 30, 2019 compared with $1.4 million for the three months ended September 30, 2018. The increase was primarily due to a $2.1 million increase in net FX gains, which were $2.0 million for the three months ended September 30, 2019 compared with a $0.1 million loss for the three months ended September 30, 2018.

FX transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended September 30, 2019 decreased $2.4 million to $4.8 million compared with $7.2 million for the three months ended September 30, 2018. Interest expense for the three months ended September 30, 2019 was favorably impacted as our 2022 Notes were outstanding in 2018 until their redemption in November 2018, and we had lower average outstanding balances under our senior secured bank revolving credit facility ("Credit Facility") as compared to the three months ended September 30, 2018. In addition, the decrease in interest expense reflects lower average interest rates on the 2023 Convertible Notes outstanding in 2019 as compared to the 2022 Notes outstanding in 2018.
Income tax provision
The effective income tax rate for the three months ended September 30, 2019 was 24.7% compared with 31.0% for the three months ended September 30, 2018. The 2019 tax rate was favorably impacted by a discrete tax adjustment related to share-based compensation. The 2018 tax rate was unfavorably impacted by a 5.0% discrete tax adjustment relating to the September 2018 Ringtail divestiture.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the nine months ended September 30, 2019 increased $1.2 million, or 1.5%, to $78.8 million compared with $77.6 million for the nine months ended September 30, 2018. The increase was primarily due to higher compensation and employee-related costs, partially offset by lower legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $3.7 million to $5.7 million for the nine months ended September 30, 2019 compared with $2.1 million for the nine months ended September 30, 2018. The increase was primarily due to a $2.5 million increase in net FX gains, which were $2.1 million for the nine months ended September 30, 2019 compared with a $0.4 million loss for the nine months ended September 30, 2018. Additionally, we recognized a loss on the sale of an investment of $0.6 million in the second quarter of 2018.
FX transaction gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the nine months ended September 30, 2019 decreased $5.7 million to $14.4 million compared with $20.1 million for the nine months ended September 30, 2018. Interest expense for the nine months ended September 30, 2019 was favorably impacted as our 2022 Notes were outstanding in 2018 until their redemption in November 2018, and we had lower average outstanding balances under our Credit Facility as compared to the nine months ended September 30, 2018. In addition, the decrease in interest expense reflects lower average interest rates on the 2023 Convertible Notes outstanding in 2019 as compared to the 2022 Notes outstanding in 2018.
Income tax provision
The effective income tax rate for the nine months ended September 30, 2019 was 24.6% compared with 28.0% for the nine months ended September 30, 2018. The 2019 tax rate was favorably impacted by discrete tax adjustments including a change in estimate related to the accounting for the sale of Ringtail and share-based compensation. The 2018 tax rate was favorably impacted by reductions in the U.S. income tax rate as a result of the 2017 Tax Act, which was partially offset by an unfavorable discrete tax adjustment of 5.0% relating to the September 2018 Ringtail divestiture.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA, a GAAP financial measure. We define Total Adjusted Segment EBITDA, a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles Net Income to Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)		(in thousands)
Net income	$60,422	$44,333	$187,665	$126,887
Add back:
Income tax provision	19,857	19,964	61,100	49,347
Interest income and other	(2,973)	(1,400)	(5,741)	(2,074)
Interest expense	4,832	7,246	14,371	20,073
Gain on sale of business	—	(13,031)	—	(13,031)
Unallocated corporate expenses	27,783	27,806	78,778	77,576
Total segment operating income	109,921	84,918	336,173	258,778
Add back:
Segment depreciation expense	7,389	7,388	20,309	21,826
Amortization of other intangible assets	2,125	1,975	5,838	6,297
Total Adjusted Segment EBITDA	$119,435	$94,281	$362,320	$286,901
Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of revenue-generating professionals: (at period end)
Corporate Finance	1,177	926	1,177	926
FLC	1,326	1,129	1,326	1,129
Economic Consulting	764	705	764	705
Technology (1)	348	303	348	303
Strategic Communications	719	652	719	652
Total revenue-generating professionals	4,334	3,715	4,334	3,715
Utilization rates of billable professionals: (2)
Corporate Finance	70%	65%	70%	67%
FLC	61%	63%	64%	65%
Economic Consulting	70%	71%	76%	70%
Average billable rate per hour: (3)
Corporate Finance	$449	$414	$451	$425
FLC	$336	$327	$336	$328
Economic Consulting	$512	$540	$500	$515

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 343 as-needed employees during the three months ended September 30, 2019 compared with 356 as-needed employees during the three months ended September 30, 2018.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$191,698	$135,418	$542,667	$419,695
Percentage change in revenues from prior year	41.6%	5.7%	29.3%	19.4%
Operating expenses
Direct cost of revenues	115,410	87,513	327,524	258,545
Selling, general and administrative expenses	29,168	21,886	82,027	66,305
Amortization of other intangible assets	1,113	767	2,646	2,341
	145,691	110,166	412,197	327,191
Segment operating income	46,007	25,252	130,470	92,504
Percentage change in segment operating income from prior year	82.2%	2.2%	41.0%	89.2%
Add back:
Depreciation and amortization of intangible assets	2,077	1,546	5,467	4,875
Adjusted Segment EBITDA	$48,084	$26,798	$135,937	$97,379
Gross profit (1)	$76,288	$47,905	$215,143	$161,150
Percentage change in gross profit from prior year	59.2%	3.3%	33.5%	36.5%
Gross profit margin (2)	39.8%	35.4%	39.6%	38.4%
Adjusted Segment EBITDA as a percent of revenues	25.1%	19.8%	25.0%	23.2%
Number of revenue-generating professionals (at period end)	1,177	926	1,177	926
Percentage change in number of revenue-generating professionals from prior year	27.1%	-0.9%	27.1%	-0.9%
Utilization rates of billable professionals	70%	65%	70%	67%
Average billable rate per hour	$449	$414	$451	$425

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenues increased $56.3 million, or 41.6%, to $191.7 million for the three months ended September 30, 2019, which included a 1.1% estimated negative impact from FX. Acquisition-related revenues contributed $6.9 million, or 5.1% compared to 2018. Excluding the estimated impact from FX and the acquisition, revenues increased $50.8 million, or 37.5%, primarily due to increased demand and higher realized rates driven by the mix of client engagements and staffing for our business transformation and transactions and restructuring services.
Gross profit increased $28.4 million, or 59.2%, to $76.3 million for the three months ended September 30, 2019. Gross profit margin increased 4.4 percentage points for the three months ended September 30, 2019. The increase in gross profit margin was due to higher utilization and improved realization, particularly for our restructuring services.
SG&A expenses increased $7.3 million, or 33.3%, to $29.2 million for the three months ended September 30, 2019. SG&A expenses of 15.2% of revenues for the three months ended September 30, 2019 compared with 16.2% of revenues for the three months ended September 30, 2018. The increase in SG&A expenses was primarily due to increases in bad debt, acquisition-related expenses, infrastructure support costs and travel and entertainment expenses.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenues increased $123.0 million, or 29.3%, to $542.7 million for the nine months ended September 30, 2019, which included a 1.5% estimated negative impact from FX. Acquisition-related revenues contributed $6.9 million, or 1.6% compared to 2018. Excluding the estimated impact from FX and the acquisition, revenues increased $122.4 million, or 29.2%, primarily due to higher demand for our restructuring and business transformation and transactions services, along with a $16.4 million increase in success fees.
Gross profit increased $54.0 million, or 33.5%, to $215.1 million for the nine months ended September 30, 2019. Gross profit margin increased 1.2 percentage points for the nine months ended September 30, 2019. The increase in gross profit margin was due to higher utilization, improved realization and higher success fees.
SG&A expenses increased $15.7 million, or 23.7%, to $82.0 million for the nine months ended September 30, 2019. SG&A expenses of 15.1% of revenues for the nine months ended September 30, 2019 compared with 15.8% of revenues for the nine months ended September 30, 2018. The increase in SG&A expenses was primarily due to higher bad debt, infrastructure support costs, travel and entertainment expenses and other general and administrative costs.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$142,651	$126,684	$427,518	$388,250
Percentage change in revenues from prior year	12.6%	6.8%	10.1%	13.7%
Operating expenses
Direct cost of revenues	91,233	81,320	265,227	245,757
Selling, general and administrative expenses	25,598	24,430	78,673	70,346
Amortization of other intangible assets	286	309	865	1,019
	117,117	106,059	344,765	317,122
Segment operating income	25,534	20,625	82,753	71,128
Percentage change in segment operating income from prior year	23.8%	-2.4%	16.3%	107.8%
Add back:
Depreciation and amortization of intangible assets	1,474	1,345	4,313	4,214
Adjusted Segment EBITDA	$27,008	$21,970	$87,066	$75,342
Gross profit (1)	$51,418	$45,364	$162,291	$142,493
Percentage change in gross profit from prior year	13.3%	4.6%	13.9%	27.3%
Gross profit margin (2)	36.0%	35.8%	38.0%	36.7%
Adjusted Segment EBITDA as a percent of revenues	18.9%	17.3%	20.4%	19.4%
Number of revenue-generating professionals (at period end)	1,326	1,129	1,326	1,129
Percentage change in number of revenue-generating professionals from prior year	17.4%	4.5%	17.4%	4.5%
Utilization rates of billable professionals	61%	63%	64%	65%
Average billable rate per hour	$336	$327	$336	$328

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenues increased $16.0 million, or 12.6%, to $142.7 million for the three months ended September 30, 2019. The increase in revenues was primarily due to higher demand for our disputes, investigations, health solutions and construction solutions services, as well as higher realized rates for our investigation services.
Gross profit increased $6.1 million, or 13.3%, to $51.4 million for the three months ended September 30, 2019. Gross profit margin increased 0.2 percentage points for the three months ended September 30, 2019. The increase in gross profit margin was primarily due to higher realization for our disputes services, which was largely offset by lower utilization for our data and analytics and construction solutions services.
SG&A expenses increased $1.2 million, or 4.8%, to $25.6 million for the three months ended September 30, 2019. SG&A expenses of 17.9% of revenues for the three months ended September 30, 2019 compared with 19.3% of revenues for the three months ended September 30, 2018. The increase in SG&A expenses was primarily driven by higher infrastructure support costs related to the increase in billable headcount.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenues increased $39.3 million, or 10.1%, to $427.5 million for the nine months ended September 30, 2019, which included a 1.1% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $43.7 million, or 11.3%, primarily due to increased demand for our investigations, disputes, construction solutions and data and analytics services.

Gross profit increased $19.8 million, or 13.9%, to $162.3 million for the nine months ended September 30, 2019. Gross profit margin increased 1.3 percentage points for the nine months ended September 30, 2019. The increase in gross profit margin was primarily due to improved realization for our disputes, investigations and data analytics services.
SG&A expenses increased $8.3 million, or 11.8%, to $78.7 million for the nine months ended September 30, 2019. SG&A expenses of 18.4% of revenues for the nine months ended September 30, 2019 compared with 18.1% of revenues for the nine months ended September 30, 2018. The increase in SG&A expenses was driven by higher infrastructure support, hiring, marketing and travel and entertainment expenses, partially offset by lower bad debt.
ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$141,715	$139,166	$439,488	$405,583
Percentage change in revenues from prior year	1.8%	24.5%	8.4%	8.2%
Operating expenses
Direct cost of revenues	104,920	100,522	322,541	298,305
Selling, general and administrative expenses	18,808	16,874	54,635	53,641
Amortization of other intangible assets	44	57	133	252
	123,772	117,453	377,309	352,198
Segment operating income	17,943	21,713	62,179	53,385
Percentage change in segment operating income from prior year	-17.4%	106.3%	16.5%	44.2%
Add back:
Depreciation and amortization of intangible assets	1,470	1,525	4,587	4,461
Adjusted Segment EBITDA	$19,413	$23,238	$66,766	$57,846
Gross profit (1)	$36,795	$38,644	$116,947	$107,278
Percentage change in gross profit from prior year	-4.8%	39.0%	9.0%	11.7%
Gross profit margin (2)	26.0%	27.8%	26.6%	26.5%
Adjusted Segment EBITDA as a percent of revenues	13.7%	16.7%	15.2%	14.3%
Number of revenue-generating professionals (at period end)	764	705	764	705
Percentage change in number of revenue-generating professionals from prior year	8.4%	2.5%	8.4%	2.5%
Utilization rates of billable professionals	70%	71%	76%	70%
Average billable rate per hour	$512	$540	$500	$515

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenues increased $2.5 million, or 1.8%, to $141.7 million for the three months ended September 30, 2019, which included a 1.5% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $4.7 million, or 3.4%, primarily due to higher demand for our non-M&A-related antitrust services, partially offset by lower realized rates driven by the mix of client engagements and staffing.
Gross profit decreased $1.8 million, or 4.8%, to $36.8 million for the three months ended September 30, 2019. Gross profit margin decreased 1.8 percentage points for the three months ended September 30, 2019. The decrease in gross profit margin was primarily due to lower realization and higher variable compensation as a percentage of revenues.

SG&A expenses increased $1.9 million, or 11.5%, to $18.8 million for the three months ended September 30, 2019. SG&A expenses of 13.3% of revenues for the three months ended September 30, 2019 compared with 12.1% of revenues for the three months ended September 30, 2018. The increase in SG&A expenses was primarily driven by increased legal, infrastructure support and other general and administrative costs.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenues increased $33.9 million, or 8.4%, to $439.5 million for the nine months ended September 30, 2019, which included a 1.6% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $40.3 million, or 9.9%, primarily due to higher demand for our non-M&A-related antitrust services in North America and EMEA.
Gross profit increased $9.7 million, or 9.0%, to $116.9 million for the nine months ended September 30, 2019. Gross profit margin increased 0.2 percentage points for the nine months ended September 30, 2019.
SG&A expenses increased $1.0 million, or 1.9%, to $54.6 million for the nine months ended September 30, 2019. SG&A expenses of 12.4% of revenues for the nine months ended September 30, 2019 compared with 13.2% of revenues for the nine months ended September 30, 2018. The increase in SG&A expenses was primarily driven by higher infrastructure support costs, partially offset by lower bad debt.
TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)		(dollars in thousands)
Revenues	$57,083	$56,692	$164,051	$144,035
Percentage change in revenues from prior year	0.7%	34.1%	13.9%	7.5%
Operating expenses
Direct cost of revenues	33,293	33,175	93,319	84,706
Selling, general and administrative expenses	14,696	15,581	40,652	44,757
Amortization of other intangible assets	—	10	—	86
	47,989	48,766	133,971	129,549
Segment operating income	9,094	7,926	30,080	14,486
Percentage change in segment operating income from prior year	14.7%	164.0%	107.6%	146.6%
Add back:
Depreciation and amortization of intangible assets	3,192	3,547	7,804	10,227
Adjusted Segment EBITDA	$12,286	$11,473	$37,884	$24,713
Gross profit (1)	$23,790	$23,517	$70,732	$59,329
Percentage change in gross profit from prior year	1.2%	30.1%	19.2%	4.7%
Gross profit margin (2)	41.7%	41.5%	43.1%	41.2%
Adjusted Segment EBITDA as a percent of revenues	21.5%	20.2%	23.1%	17.2%
Number of revenue-generating professionals (at period end) (3)	348	303	348	303
Percentage change in number of revenue-generating professionals from prior year	14.9%	4.1%	14.9%	4.1%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenues increased $0.4 million, or 0.7%, to $57.1 million for the three months ended September 30, 2019. Revenue growth was driven by increased demand for our consulting and hosting services, largely driven by work associated with global cross-border investigations. This growth was offset by decreased demand for managed review services, largely driven by work associated with merger and acquisition-related “second request” services.
Gross profit increased $0.3 million, or 1.2%, to $23.8 million for the three months ended September 30, 2019. Gross profit margin increased by 0.2 percentage points for the three months ended September 30, 2019. The slight increase in gross profit margin was due to increased profitability for our consulting services and an increased mix of high-margin hosting services, partially offset by a decrease in high-margin managed review services.
SG&A expenses decreased $0.9 million, or 5.7%, to $14.7 million for the three months ended September 30, 2019. SG&A expenses of 25.7% of revenues for the three months ended September 30, 2019 compared with 27.5% of revenues for the three months ended September 30, 2018. The decrease in SG&A expenses was primarily due to a $2.0 million decline in research and development expenses resulting from the September 2018 Ringtail divestiture, which was partially offset by higher bad debt and other general and administrative expenses.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenues increased $20.0 million, or 13.9%, to $164.1 million for the nine months ended September 30, 2019, which included a 1.2% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues increased $21.8 million, or 15.1%, due to an overall increase in demand for our consulting, managed review, hosting and processing services, largely driven by work associated with global cross-border investigations and litigation.
Gross profit increased $11.4 million, or 19.2%, to $70.7 million for the nine months ended September 30, 2019. Gross profit margin increased by 1.9 percentage points for the nine months ended September 30, 2019. The increase in gross profit margin was primarily due to an increased mix of high-margin managed review, hosting and processing services.
SG&A expenses decreased $4.1 million, or 9.2%, to $40.7 million for the nine months ended September 30, 2019. SG&A expenses of 24.8% of revenues for the nine months ended September 30, 2019 compared with 31.1% of revenues for the nine months ended September 30, 2018. The decrease in SG&A expenses was primarily due to $7.6 million of lower research and development expenses associated with the September 2018 Ringtail divestiture, partially offset by higher bad debt and other general and administrative expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)		(dollars in thousands)
Revenues	$59,959	$55,052	$176,775	$165,321
Percentage change in revenues from prior year	8.9%	14.3%	6.9%	19.7%
Operating expenses
Direct cost of revenues	36,036	33,947	107,613	100,599
Selling, general and administrative expenses	11,898	10,871	36,277	34,848
Amortization of other intangible assets	682	832	2,194	2,599
	48,616	45,650	146,084	138,046
Segment operating income	11,343	9,402	30,691	27,275
Percentage change in segment operating income from prior year	20.6%	43.8%	12.5%	228.3%
Add back:
Depreciation and amortization of intangible assets	1,301	1,400	3,976	4,346
Adjusted Segment EBITDA	$12,644	$10,802	$34,667	$31,621
Gross profit (1)	$23,923	$21,105	$69,162	$64,722
Percentage change in gross profit from prior year	13.4%	14.3%	6.9%	31.3%
Gross profit margin (2)	39.9%	38.3%	39.1%	39.1%
Adjusted Segment EBITDA as a percent of revenues	21.1%	19.6%	19.6%	19.1%
Number of revenue-generating professionals (at period end)	719	652	719	652
Percentage change in number of revenue-generating professionals from prior year	10.3%	4.2%	10.3%	4.2%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenues increased $4.9 million, or 8.9%, to $60.0 million for the three months ended September 30, 2019, which included a 2.8% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $6.4 million, or 11.7%, primarily due to higher project-based revenues in North America and higher project- and retainer-based revenues in EMEA, primarily related to our corporate reputation services in both regions.
Gross profit increased $2.8 million, or 13.4%, to $23.9 million for the three months ended September 30, 2019. Gross profit margin increased 1.6 percentage points for the three months ended September 30, 2019. The increase in gross profit margin was primarily due to lower fixed compensation as a percentage of revenues, partially offset by higher variable compensation.
SG&A expenses increased $1.0 million, or 9.4%, to $11.9 million for the three months ended September 30, 2019 which included a 2.4% estimated favorable impact from FX. SG&A expenses were 19.8% of revenues for the three months ended September 30, 2019 compared with 19.7% of revenues for the three months ended September 30, 2018. The increase in SG&A expenses was primarily due to higher infrastructure support costs.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenues increased $11.5 million, or 6.9%, to $176.8 million for the nine months ended September 30, 2019, which included a 3.3% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $16.9 million, or 10.2%, primarily due to higher project-based revenue in North America and EMEA and higher retainer-based revenues in EMEA, primarily related to corporate reputation services in both regions and an increase in pass-through revenues.

Gross profit increased $4.4 million, or 6.9%, to $69.2 million for the nine months ended September 30, 2019. Gross profit margin of 39.1% remained the same for the nine months ended September 30, 2019.
SG&A expenses increased $1.4 million, or 4.1%, to $36.3 million for the nine months ended September 30, 2019, which included a 3.2% estimated favorable impact from FX. SG&A expenses of 20.5% of revenues for the nine months ended September 30, 2019 compared with 21.1% of revenues for the nine months ended September 30, 2018. The increase in SG&A expenses was primarily due to higher infrastructure support costs and other general and administrative expenses.
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
The Company's accounting policies were revised in connection with the implementation of ASC 842. See Note 1, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the implementation of ASC 842. There were no other material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in the Management's Discussion and Analysis, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
Cash Flows	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$76,866	$86,272
Net cash provided by (used in) investing activities	$(45,762)	$23,183
Net cash provided by (used in) financing activities	$(76,520)	$209,521
DSO	108	104
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
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Net cash provided by operating activities for the nine months ended September 30, 2019 was $76.9 million compared with $86.3 million for the nine months ended September 30, 2018. The decrease in net cash provided by operating activities was primarily due to higher annual bonus payments and an increase in salaries as a result of headcount growth, partially offset by higher cash collections resulting from higher revenues compared to the prior year period.
Net cash used in investing activities for the nine months ended September 30, 2019 was $45.8 million compared with $23.2 million in net cash provided by investing activities for the nine months ended September 30, 2018. The Company used $27.0 million for capital expenditures and $18.8 million to purchase Andersch and its related trademark, net of cash acquired, for the nine months ended September 30, 2019. Cash provided by investing activities for the nine months ended September 30, 2018 included $50.3 million from the September 2018 Ringtail divestiture, partially offset by capital expenditures of $27.8 million.
Net cash used in financing activities for the nine months ended September 30, 2019 was $76.5 million compared with $209.5 million in net cash provided by financing activities for the nine months ended September 30, 2018. Net cash used in financing activities for the nine months ended September 30, 2019 consisted mainly of $77.9 million in payments for common stock repurchases under the Repurchase Program. Net cash provided by financing activities for the nine months ended September 30, 2018 included $316.3 million in proceeds from the issuance of our 2023 Convertible Notes and $31.2 million from the issuance of common stock under our equity compensation plans. These cash inflows were partially offset by $100.0 million of net repayments under our Credit Facility, payments of $14.2 million for common stock repurchases under the Repurchase Program and use of $15.0 million for common stock repurchases in connection with the issuance of the 2023 Convertible Notes.
Capital Resources
As of September 30, 2019, our capital resources included $258.5 million of cash and cash equivalents and available borrowing capacity of $549.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of September 30, 2019, we had no borrowings outstanding under our Credit Facility and $1.0 million of outstanding letters of credit. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Facility and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Adjusted EBITDA, as defined in the Credit Facility). As of September 30, 2019, we were in compliance with the covenants contained in the Credit Facility and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2023 Convertible Notes.
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
During the nine months ended September 30, 2019, we spent $27.0 million in capital expenditures to support our organization, including direct support for specific client engagements. We expect to make additional capital expenditures in an aggregate amount between $9 million and $11 million for the remainder of 2019. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or for their purposes or if we pursue and complete additional acquisitions.
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
Future Contractual Obligations
There have been no material changes in our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•	our ability to manage growth;

•	risk of non-payment of receivables;

•	the amount and terms of our outstanding indebtedness;

•	uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark;

•	headcount and cost reductions during periods of reduced demand;

•	risks relating to the obsolescence of or the protection of our proprietary software products, intellectual property rights and trade secrets;

•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies; and

•	fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2019:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1 through July 31, 2019	94	(2)	$85.12	91	(5)	$94,633
August 1 through August 31, 2019	8	(3)	$105.14	—		$94,633
September 1 through September 30, 2019	2	(4)	$107.32	—		$94,633
	104			91

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. During the quarter ended September 30, 2019, we repurchased an aggregate of 90,848 shares of our outstanding common stock under the Repurchase Program at an average price of $85.11 per share for a total cost of approximately $7.7 million.

(2)	Includes 2,761 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 7,770 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 2,536 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)	During the month ended July 31, 2019, we repurchased and retired 90,848 shares of common stock, at an average price per share of $85.11, for an aggregate cost of $7.7 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

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
Date: October 24, 2019

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)