Form 10-K
period 2019-12-31
FTI CONSULTING, INC
filed 2020-02-25
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2.3 billion, based on the closing sales price of the registrant’s common stock on June 28, 2019.
The number of shares of the registrant’s common stock outstanding as of February 17, 2020 was 37,493,897.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2019 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2019

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
We work closely with our clients to help them anticipate, illuminate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving turnaround and restructuring (including bankruptcy), business transformations (including performance improvement), interim management, transactions (including mergers and acquisitions (“M&A”), forensic accounting and advisory services, global risk & investigations, antitrust and competition matters, international arbitrations, regulated industries, securities litigation and risk management, electronic discovery management (or “e-discovery”), managed document review, collection and computer forensics), information governance, privacy and security, M&A crisis and special situation communications, and public affairs communications. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, consisting of our 48 U.S. offices located in 21 states, 4 offices located in Canada and 6 offices serving Latin America located in Argentina, Brazil, Colombia, Mexico, the Cayman Islands and the Virgin Islands (British); (ii) Asia and the Pacific, consisting of 16 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, South Korea, Malaysia and Singapore; and (iii) Europe, Middle East and Africa (“EMEA”), consisting of 26 offices located in Belgium, Finland, France, Germany, Ireland, Israel, Qatar, South Africa, Spain, United Arab Emirates and the United Kingdom (“UK”).
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2019, we derived approximately 66% and 34% of our consolidated revenues from the work of professionals who are assigned to locations inside and outside the U.S., respectively.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last two years contributed by each of our five reportable segments.

	Year Ended December 31,
Reportable Segment	2019	2018
Corporate Finance & Restructuring	31%	28%
Forensic and Litigation Consulting	25%	26%
Economic Consulting	25%	26%
Technology	9%	9%
Strategic Communications	10%	11%
Total	100%	100%
The following table sets forth the number of offices and countries in which each segment operates, as well as the net number of revenue-generating professionals in each of our reportable segments.

	Year Ended December 31,		Year Ended December 31,
	2019		2019	2018
	Offices	Countries	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring	45	15	1,194	948
Forensic and Litigation Consulting	62	19	1,351	1,153
Economic Consulting	42	17	790	708
Technology	31	10	361	306
Strategic Communications	35	17	728	641
Total			4,424	3,756

Our Reportable Segments
Corporate Finance & Restructuring
Our Corporate Finance & Restructuring segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, banks, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of service offerings, centered around three core offerings: turnaround, restructuring and bankruptcy, business transformation (including financial and operational improvement services) and transactions (including diligence, merger integration, carve-out and valuation services). Additionally, our services include interim management, dispute advisory, valuation and financial advisory and tax services. Many clients demand our industry expertise, which includes emphasis in the automotive, energy, power & products (“EPP”), healthcare & life sciences, mining, real estate, retail & consumer products, and telecom, media & technology (“TMT”) sectors.
In 2019, our Corporate Finance & Restructuring segment offered the following services:

•
Turnaround, Restructuring and Bankruptcy. We provide advisory services to help our clients stabilize finances and operations to reassure creditors and other stakeholders that proactive steps are being taken to preserve and enhance value. For clients confronting liquidity problems, excessive leverage, underperformance, overexpansion, or other business or financial issues, we develop liquidity forecasts, identify cash flow improvements, obtain financing, negotiate loan covenant waivers and guide complex debt restructuring.

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
Our company advisory group advises and assists clients by providing liquidity management, operational improvement, turnaround and restructuring, and capital solutions services to achieve successful turnarounds. Through our out-of-court services, we assist clients with right-sizing infrastructure, improving liquidity and solvency, improving cash flow and working capital management, selling noncore assets or business units and recapitalization. We perform due diligence reviews, financial statement, cash flow and EBITDA analyses, prepare liquidity forecasts and financial projections, recommend credit alternatives, assist in determining optimal capital structure, monitor portfolios of assets, assess collateral, provide crisis credit and securitized transaction assistance, negotiate loan covenant waivers, and guide complex debt restructurings. We also lead and manage the financial aspects of in-court restructurings and bankruptcies by offering services that help our clients assess the impact of a bankruptcy filing on their financial condition and operations. We provide critical services specific to court-supervised insolvency and bankruptcy proceedings. We represent underperforming companies that are debtors-in-possession and lenders. With a focus on minimizing disruption and rebuilding the business after an exit from bankruptcy or insolvency, we help clients accelerate a return to business as usual.
Our creditor advisory group advises and assists secured and unsecured creditors in distressed situations to maximize recoveries and preserve the value of assets. Our services include assessing short-term and long-term liquidity needs, evaluating operations and the reasonableness of business plans, determining enterprise value, negotiating executable restructuring programs, building a consensus within the creditor group, investigating intercompany transactions and potential fraudulent conveyances, bankruptcy preparation and reporting services, financial analysis in support of petitions and affiliated motions, strategies for monetizing a debtor’s assets, the discovery of unidentified assets and liabilities, and expert witness testimony.

•
Business Transformation. The services offered by our business transformation practice focus on supporting clients through transformational change, disruption and M&A to drive sustainable growth and value. Dedicated to working alongside our clients at every stage of the business lifecycle, our experts focus on:

•	Revenue Growth, including sales effectiveness, market, product and customer strategy, pricing, and profitability.

•
Operations, including strategic sourcing and procurement, optimizing the supply chain and operating network, increasing the efficiency of manufacturing and implementing lean best practices to enhance profitability and organizational effectiveness.

•
Finance, addressing people, process and technology gaps by utilizing data analytics and best practices to establish solutions that support finance responsibilities while balancing the company’s strategic goals.

•
People, partnering with business leaders, management and human resources professionals, to help organizations fully realize transformational change by addressing human capital needs, including organizational design and workforce optimization, culture and change management, employee engagement, executive compensation, and people analytics.

•
Transactions. Advising both corporate and financial clients across the deal life cycle, we support clients to strategize, structure, diligence, integrate, carve out, value and communicate around a transaction. Services include, quality of earnings and pre-deal assessment, transaction structuring, due diligence, synergy, risk, valuation and operating efficiency identification, valuation, post-deal integration and carve-out services, as well as implementation work. In addition to our core transactions offerings, we provide:

•
Investment Banking Services. We provide investment banking services in the U.S. and other countries, including Canada and Puerto Rico, through financial industry regulated entities, focusing on identifying and executing value-added transactions for public and private middle market companies. We can also provide investment advisory services through our registered advisors.

•
Valuation & Financial Advisory Services. We provide an array of forecasting, valuation and transaction support services with respect to strategic transactions, including capital markets, M&A and distressed situations. We have the expertise to provide fairness, solvency, collateral valuation, intellectual asset valuation, and going concern valuation options.

•
Tax Services. We advise businesses on a variety of tax matters ranging from tax transaction support to best practice process implementation and structuring. We provide advisory services relating to corporate, partnership, real estate investment trust (“REIT”) and real estate tax compliance and reporting, international taxation, debt restructuring, foreign, state and local taxes, research and development, transfer pricing, tax valuation services and value-added taxation.

Additional practice specialties, which are utilized by our turnaround, restructuring and bankruptcy, business transformation and transactions clients, include:

•
Interim Management. Through interim management services, our professionals fill the void when our clients need skilled, experienced leadership to pursue opportunities, contend with executive turnover and transition, or drive strategic transactions or change. The experienced and credentialed professionals in our interim management practice assume executive officer level roles, providing the leadership, financial management, and operating and strategic decision-making abilities to lead transitions due to extraordinary events such as M&A, divestitures, changes in control and carve-outs of businesses from larger enterprises.

•
Dispute Advisory. We provide independent litigation consulting, including bankruptcy and avoidance litigation and industry-specific civil, commercial and regulatory dispute services. Our bankruptcy and avoidance litigation services include consulting, expert witness and trial services related to preferential payments, solvency and fraudulent conveyances, substantive consolidation, claims litigation, plan feasibility, valuation disputes, and board fiduciary assessments. Our commercial and regulatory dispute services involve industry-specific expertise relating to industry standards and customary practices, economic damages, fact finding, and forensic review and analysis, primarily related to the automotive, hospitality, gaming and leisure, real estate, retail and consumer products and TMT industries.

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

Forensic and Litigation Consulting
Our Forensic and Litigation Consulting segment provides law firms, companies, government clients and other interested parties with multidisciplinary and independent services related to risk advisory, investigations and disputes. Our risk advisory services leverage deep data and analytics expertise to advise our clients in response to allegations involving regulatory compliance, white-collar crime, monitorship and receivership. We have particular expertise with alleged violations of anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (the "FCPA"), the UK Bribery Act (the "UKBA") and the Organisation for Economic Co-operation and Development. Our investigations practice conducts sophisticated investigations to help clients address and mitigate risk, protect assets and remediate compliance when dealing with fraud and enforcement-related allegations and cybersecurity threats. Within our disputes advisory offering we assist our clients with quantifying damages and providing expert testimony in a wide range of situations. We employ forensic accounting and complex modeling to analyze financial transactions and identify, collect, analyze and preserve information within enterprise systems. We can deploy our full array of service offerings across jurisdictional boundaries from our offices located in major business centers around the world.
In 2019, our Forensic and Litigation Consulting segment offered the following services:

•
Forensic Accounting & Advisory Services. We assist U.S. and multinational clients with responding to allegations involving accounting, financial reporting, fraud, regulatory scrutiny and corruption inquiries. We assist corporate clients with compliance, governance advisory and remediation services to strengthen their defenses against white collar crime. Our securities industry and accounting advisory professionals assist corporations in addressing financial restatement matters and responding to all phases of actions and litigation from the U.S. Securities and Exchange Commission ("SEC"), the Public Company Accounting Oversight Board, the UK’s Financial Reporting Council and other regulatory bodies.

•
Global Risk and Investigations Practice. We bring a multidisciplinary approach to advising clients with their investigations. We apply our expertise in fraud and enforcement-related investigations, focusing on white-collar crime, bribery and corruption, money laundering, sanctions violations, embezzlement, transactional due diligence, litigation intelligence and commercial disputes. We have professionals located around the globe who have a deep understanding of the multi-jurisdictional investigative processes. Our clients rely on our services to assess risk, recover misappropriated assets, report to key stakeholders and institute reforms.

•
Cybersecurity. Through a comprehensive set of cybersecurity offerings, combined with cutting-edge technologies and capabilities, we help clients understand the cyber risks they face so that critical needs are addressed. Further, we can integrate new solutions atop or alongside pre-existing policies and programs to better combat cybersecurity threats. We help our clients understand their own environments, identify threats, implement defensive strategies, respond to crises, and recover their operations and reputation after an incident.

•
Export Controls & Sanctions. We help U.S. and non-U.S. companies comply with global export controls and sanctions laws, providing services such as due diligence, advanced data analytics for risk models, practical policies and procedures, and tailored training programs. We regularly support legal counsel in navigating the complexity of export controls and sanctions compliance by simplifying them into manageable, actionable and auditable internal controls. Our consultants also provide insight into the possible interpretations of new sanctions based on foreign policy and national security priorities, and how these priorities might affect the expectations of government agencies for compliance.

•
Dispute Advisory Services. We provide comprehensive economics, finance, valuation and accountancy services to the global business and legal communities designed to protect and enhance value for all stakeholders. Our practice is built around authoritative, experienced, and independent functional and industry experts, accountants and economists. These experts understand the hands-on application of traditional and emerging economic, financial, valuation and accountancy, data analyses and analytical methodologies. We provide assessment and litigation support at every stage of judicial disputes (including class actions) and for a broad range of federal and state courts, arbitrations and regulatory forums, including international arbitrations. Our experts are both individually recognized for the depth of their knowledge and also for our work as a team to resolve the many interconnected issues our clients face in complex business disputes. Our work is focused on the following areas: securities, accounting and regulatory enforcement (including securities and antitrust) matters, intellectual property ("IP") disputes, valuation, solvency and acquisition disputes, international arbitrations, financial product litigation, labor and employment disputes, business interruption claims, and general commercial and contract disputes.

•
Trial Services. We help organize information into a cohesive and persuasive story and provide the tools and expertise to present that story in briefs and expert reports, in the courtroom or in presentations to regulators. Our professionals integrate with legal teams, delivering graphics, presentations, technology, jury consulting and a wide variety of custom tools, designed to make their arguments more memorable, compelling and persuasive. We provide end-to-end support, from pretrial research and hearings through post-trial briefs.

•
Data & Analytics. We support some of the world’s largest investigations with advanced analytics solutions, uncovering insights and relationships from financial, operational and transactional data often stored in various systems and jurisdictions. We visualize suspicious relationships as data clusters and patterns and pass the results on for further analysis and verification by our forensic investigations team. The results are fed back to fine-tune machine learning algorithms for identification and prediction of fraudulent transactions and other financial crimes such as money laundering and sanction breaches. Our experts build customized applications as required by case, leverage visualization tools for information sharing, and assist with performing system and information technology audits.

•
Compliance, Monitoring & Receivership. We provide full-scale assessments and process improvement and support services for compliance programs or in support of trustees, independent monitors, receivers and examiners. In matters involving the appointment of monitors, receivers or examiners by courts or regulators, our experts possess the necessary independence and skills to test and monitor compliance with, and the continuing effectiveness of, the terms of settlements or reforms across many industries and professions.

•
Anti-Corruption Investigations & Compliance. We help clients mitigate corruption risks and investigate and prevent corruption issues arising from the FCPA, the UKBA, Brazil’s Clean Company Act and other similar global anti-corruption laws.

•
Financial Crimes and Anti-Money Laundering. We assist financial and non-financial institutions, broker-dealers, money transmitters, regulators, insurers, law firms, investors and corporations with investigating and addressing anti-money laundering and anti-corruption regulations. We also assist with regulatory compliance and Office of Foreign Assets Control sanctions. Our expertise combines our banking and investigative experience with our specialized technology and data services.

•
Global Insurance Services. Our credentialed insurance experts and consultants support insurers, reinsurers, brokers, captives, risk retention groups, banks, regulators, investors, other insurance providers, and corporations and their counsel. We deliver the specialized expertise, experience, financial, technical and leadership skills to help those in the insurance industry and its associated ecosystem to resolve issues, measure and manage risk, improve financial performance, and optimize opportunities.

•
Construction Solutions. We provide commercial management, risk-based advisory, dispute resolution and strategic communications services for complex construction projects across all industries, including but not limited to energy, infrastructure and healthcare. Our professionals are industry leaders who understand technical, business and regulatory matters related to large and complex construction projects and are seasoned in giving expert testimony in construction-related disputes.

•
Asset Lifecycle Management. We streamline the construction, maintenance, operations and retirement of capital assets, helping to deliver optimal lifecycle return on investment. Our professionals, well-proven processes, and state-of-the-art tools and technology optimize performance, reduce risk and improve collaboration among stakeholders across countless industries. We advise owner/operators, equity partners, and engineering, procurement and construction firms on the diverse challenges faced throughout the process of improving the lifecycle value for critical capital assets. We regularly fulfill project and operations management roles for clients around the world. Our services and tools improve aspects of the asset management lifecycle, shortening time to value and increasing capital efficiency.

•
Environmental Solutions. We help organizations deal with environmental issues or programmatic challenges by offering services that focus on the resolution of complex contamination, toxic tort, products liability and insurance disputes. We provide clients with services in the areas of alternative dispute resolution (arbitration and mediation), cleanup cost and damages allocation, financial and cost accounting, forensic historical research, private investigations and environmental claims analysis. Our team possesses specialized project expertise in areas such as petroleum, chemicals, urban waterway (sediment), landfill, mining and smelting, and government operations.

•
Health Solutions. We work with a variety of healthcare and life sciences clients to discern innovative solutions that optimize performance in the short term and prepare for future strategic, operational, financial and legal challenges. Our diverse team of experts address challenges across the spectrum of healthcare disciplines. These professionals offer specialized capabilities and have a track record of success across multiple disciplines, including performance improvement, restructuring, compliance, investigations, disputes, data analysis, strategic and economic analysis, and stakeholder communications.
Economic Consulting
Our Economic Consulting segment provides law firms, corporations, government entities and other interested parties with analyses of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world. We deliver sophisticated economic analysis and modeling of issues arising in complex M&A transactions, antitrust litigation, commercial disputes, international arbitrations, regulatory proceedings, IP disputes and a wide range of financial litigation. We help clients analyze issues such as the economic impact of deregulation on a particular industry and the amount of damages suffered by a business as a result of a particular event. Our professionals regularly provide expert testimony on damages, rates and prices, valuations (including valuations of complex financial instruments), antitrust and competition regulation, business valuations, IP, transfer pricing and public policy.
In 2019, our Economic Consulting segment offered the following services:
Antitrust & Competition Economics

•
Non-M&A-related Antitrust. We provide financial, economic and econometric consulting services to assist clients in public policy debates, regulatory proceedings and litigation. Our professionals are experts at analyzing and explaining the antitrust and competition impact of diverse proceedings relating to price fixing, monopolization and abuse of a dominant position, exclusionary conduct, bundling and tying, and predatory pricing. We also provide expert testimony regarding class certifications and quantification of damages analyses for corporations, governments and public-sector entities in the U.S. and around the world.

•
M&A-related Antitrust. We have unsurpassed expertise in analyzing and articulating the competitive effects and consumer benefits of mergers and other transactions in complex and dynamic markets such as healthcare, transportation and TMT. Our experts have analyzed and presented evidence before regulatory authorities on both horizontal and vertical M&A, and we have served as advisors and experts to regulatory agencies on M&A policy matters. Our expertise includes evaluation of competitive effects, efficiencies and benefits of consolidation, comprehensive assessments of market definition and empirical analyses, and assessments of market conditions affecting entry and expansion. We employ the same empirical models used by regulatory authorities for assessing the competitive effects of transactions. In addition, we utilize predictive analytics to test the likelihood of successful divestitures when required and advise on the competition aspects of transactions from conception to completion.

Financial Economics

•
Valuation. We help clients identify and understand the value of their businesses in both contentious and uncontentious situations. We provide business valuation, expert valuation and expert testimony services relating to traditional commercial disputes and other matters, including transaction pricing and structuring, securities fraud, valuations for financial reporting, tax, regulatory and stakeholder investment compliance, solvency issues, fraudulent transfers, investment decisions, post-acquisition M&A disputes, and transactions and disputes between shareholders. We also provide our clients with specialized valuation opinions and expert testimony involving international disputes before international courts of jurisdiction and arbitration tribunals.

•
Securities Litigation & Risk Management. We apply economic theory, econometrics and the modern theory of finance to assess, quantify and manage risks inherent in global financial markets. We advise clients and testify on a variety of issues, including securities fraud, insider trading, initial public offering (“IPO”) allocations, market efficiency, market manipulation and forms of securities litigation. We also evaluate financial products such as derivatives, securitized products, collateralized obligations, special purpose entities and structured financial instruments and transactions.

International Arbitration. We work with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals. Our services include evaluating claims, identifying and quantifying economic damages, providing litigation support and identifying the best approaches to achieve appropriate outcomes.

Regulated Industries. We provide economic analysis, econometrics and network modeling to provide information to major network and regulated industry participants on the effects of regulations on global business strategies. We also provide advice on pricing, valuation, risk management, strategic and operational challenges and the transition of regulated industries to more competitive environments. Our services include economic analyses, econometrics and modeling, due diligence and expert testimony.
Intellectual Property. We help clients understand and maximize the value of their intangible business assets. We calculate losses from IP infringement, apply econometrics to develop pricing structures for IP valuation and licensing, manage the purchase or sale of IP assets, negotiate with tax authorities, and determine IP-related losses in legal disputes and arbitrations. We also provide IP-related advice and expert opinions and testimony for commercial transactions, intergroup transfers, M&A and negotiations with taxing authorities to a wide range of industries.
Labor & Employment. We prepare economic and statistical analyses for clients facing disputes relating to wage and hour issues, class action, class certification, lost earnings and discrimination. Our experienced labor and employment team provide statistical analyses of data and damage exposure, review and rebut expert reports, calculate the economic value of a claim, determine if the purported class in labor and employment litigation meets legal requirements for certification, and serve as expert witnesses.
Public Policy. We advise clients regarding the impact of public policy initiatives, legislation and implementation of regulations on industries and commercial transactions. We perform financial and economic analyses of policy and regulatory matters and the effect of legislation, regulations and policy considerations on a wide range of issues facing our clients around the world, such as the environment, taxation and regulations relating to global competitiveness.
Center for Healthcare Economics and Policy. We support and facilitate the work of local governments, insurers, providers, physicians, employers and community-based stakeholders by providing data-driven strategies and solutions based on empirical analyses and modeling to reduce the per capita cost of healthcare, improve the health of populations, and enhance patient experience and access to care.
Management Consulting

•
Economic Impact Analysis. We apply both market and macroeconomic models across a range of industries to analyze how markets and the broader economy react to changes in regulation, public policy and corporate strategies. Our clients use our analyses to formulate their strategic plans to educate key stakeholders, including policymakers, regulators, the media and the public on the benefits and costs of their plans when determining the best course of action.

•
Market Modeling. We develop and deploy proprietary and third-party market modeling tools to explore complex business problems for clients facing technology, regulatory and economic uncertainties. We have served a diverse set of private and public sector clients across the world in industries such as EPP, mining, healthcare and life sciences, transportation, agriculture and commodities. Our market models include system optimization, Monte Carlo, stochastic, revenue requirement, cost of service, net present value and auction modeling. We have applied these models to advise clients on business strategy, resource economics, planning and budgeting, capital market transactions, contract negotiation, arbitration, litigation and public policy matters.

Other Litigation

•
Applied Statistical Data Sciences. Utilizing the latest statistical and data sciences methods, we provide clients with quantitative solutions and intuitive insights. Our team of testifying experts, economists, data scientists and statisticians combine technical modeling and industry expertise to construct empirical and analytical models that support business and litigation strategies. We help our clients tackle complex issues, such as determining how best to minimize risks, quantifying liability and damage exposure, negotiating contracts, and supporting investment and pricing strategies. Our models have been used extensively in litigation to assess causation and damages, detect potentially illegal behavior, fine-tune litigation strategies and negotiate settlements.

Technology
Our Technology segment provides a comprehensive global portfolio of products and services that help clients control the risk and expense associated with data and information management in the context of regulatory compliance, legal events and day-to-day business operations. We offer end-to-end e-discovery, information governance and privacy services, advanced analytics, software solutions and expert advisory services to companies, law firms, courts and government agencies worldwide. Our professionals help clients locate, analyze, review and produce electronically stored information ("ESI") such as email, computer files, audio, video, instant messaging, cloud data and social media. We support clients through complex issues, including cross-border investigations, litigation and joint defense, discovery and preparation, antitrust and competition investigations, including M&A-related “second requests,” data migration, General Data Protection Regulation Act compliance and cryptocurrency-related disputes, litigation and investigations.
In 2019, the Technology segment offered the following services:

•
E-discovery and Data Compliance Management. We plan, design and manage discovery workflows and engagements, applying advanced analytics approaches, to maximize responsiveness, minimize costs and risks, and provide greater cost predictability. We offer several deployment options, from a do-it-yourself on-premises model to full-service including data processing, production, hosting and consulting on discovery case management and data analysis. Our e-discovery services are offered on multiple leading review platforms and include client access to emerging new technologies. For data compliance management, we also offer our clients the option to establish master repositories where historical data can be accessed and used across multiple matters, enabling the reuse and retention of valuable attorney work product and other information.

•
Managed Document Review. We offer Acuity®, a managed multilingual, global review offering that allows corporations and law firms to improve the cost-effectiveness of the document review processes while more effectively identifying the most critical information and documents in large data sets. With Acuity®, we drive review efficiency by leveraging the power of analytics and artificial intelligence while ensuring rigorous project and budget oversight. Acuity® workflows enable collaboration among the corporation, law firm and our managed review teams.

•
Digital Forensics. We help organizations meet requirements for collecting, analyzing and producing large amounts of data from multiple jurisdictions through a variety of sources, including email, chat, voicemail, backup tapes, social media, the cloud, mobile devices, shared server files and databases. We provide both proactive and reactive support using expert services, methodologies and tools that help organizations and their legal advisors understand technology-dependent issues, including the reconstruction of data that has been deleted, misplaced or damaged.

•
Information Governance, Privacy & Security. We help clients design, implement and maintain strategies for information governance, privacy and security to reduce corporate risk, achieve compliance with emerging privacy regulations, decrease storage costs, secure data, improve the e-discovery process and enable better insight into the organization’s data. Our services include: data privacy program design and implementation, data migration (including cloud), remediation and segregation services (including social media, text messaging, audio, video, workstation, backup and forensic image), defensible decommissioning and disposition of business applications, and litigation hold process optimization.

•
Contract Intelligence. We provide organizations and law firms a centralized method to review and analyze their global contract universe through a cost-effective solution that incorporates key components of contract life cycle management. Our services help our clients better find, understand and act upon contracts to meet regulatory requirements, reduce risk and recognize greater business value in various business contexts, including pre-merger contract diligence, alignment of contracts with new regulations and analyses of leasing agreements for compliance with new accounting standards, among others.

Strategic Communications
Our Strategic Communications segment designs and executes communications strategies for CEOs, management teams and boards of directors that help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their corporate brand, stake a competitive position and preserve their freedom to operate. We believe our integrated multidisciplinary offering, bolstered by subject matter expertise, industry specialization and our global reach, uniquely positions us to help clients with their most complex and multinational issues.
In 2019, our Strategic Communications segment offered the following services:

•
Corporate Reputation. We promote businesses and protect corporate reputations by creating solutions for our clients’ mission-critical communications needs. Our services include reputational risk advisory, stakeholder identification, mapping and engagement, messaging and organization positioning, thought leadership consultancy, corporate responsibility, environmental, social and governance advisory, strategic media relations, and media and presentation coaching. In addition to supporting external messaging, we help our clients plan, design and implement internal communications programs to enhance employee engagement. Our services also assist business leaders in communicating and navigating through transformative events, including new strategy and vision introductions, and executive positioning.

•
Public Affairs & Government Relations. We advise organizations around the world on how to effectively engage with governments and policymakers. Our integrated team has a presence in leading political centers globally, including Berlin, Brussels, London, Beijing, Melbourne and Washington, D.C. We offer a full range of engagement programs, ranging from crisis management of imminent legislation to longer-term shaping of the policy environment. We also employ a range of qualitative and quantitative tools to establish our clients’ case in connection with government investigations, political and legislative engagement, public policy debates and business strategies, whether in terms of message refinement, policy mapping, reputation benchmarking, opinion polling or speechwriting.

•
Capital Markets Communications. We assist clients in developing and delivering a consistent and credible narrative to investors and the investment community. We help companies present their entry into the equity markets, from articulating the strategic rationale and investment thesis to preparing the registration statement with securities regulators and executing the IPO roadshow. We also provide core services that support best-in-class investor relations programs following an IPO, including perception audits, investor targeting, financial calendar communications, executive positioning, market intelligence, investor collateral and investor events, among others.

•
Crisis Communications. We advise clients on their communications challenges related to a wide range of crisis events including cybersecurity threats, corporate investigations, workplace misconduct, fraud, litigation, product liability and recalls, as well as operational incidents, among others. In addition to on-the-ground support, we help clients assess the potential severity, duration and stakeholder impact of a situation in order to determine the most effective response strategy. We support our clients throughout the crisis lifecycle by developing customized training sessions that prepare them for crisis events, from assessment and scenario planning to mobilization, and traditional media training where we test a client’s ability to respond and execute in a given situation.

•
Transaction Communications. We specialize in advising clients on their communications issues related to M&A, turnaround, restructurings, bankruptcies, activist situations and other transaction- and market-related concerns. We employ a disciplined discovery process to identify preparedness gaps, assess the situation, plan for various possibilities, prepare and disseminate communications, as well as manage legal and political considerations. We provide services relating to a wide range of M&A scenarios, including transformative and bolt-on acquisitions, friendly and hostile takeovers and activism defense. We also advise clients in situations that present threats to their valuation and reputation with investors such as proxy contests, financial restatements, shareholder activism, unplanned management changes and related crises. Finally, we provide turnaround and restructuring communications that are often integrated with the firm’s Corporate Finance & Restructuring services and designed to help management teams stabilize their businesses and address the concerns of internal and external stakeholders.

•
Digital, Analytics & Insights. We collaborate with clients to develop data-driven communications campaigns that advance their business objectives among key stakeholders. Our approach includes leveraging customized advanced analytics to understand corporate perception through the views of multiple stakeholders. Our services include designing messages and the corporate brand’s digital and visual identity, developing the digital program and platforms to support these messages, quantifying the return on investment and the impact on reputation and enterprise values, and optimizing the campaign based on data and insights.

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
Insurance. Our professionals combine their business and technical acumen to help insurers, reinsurers, captives, brokers, investors, regulators, and corporations and their legal and business advisors address complex strategic and tactical issues. We apply methodologies, analytics and communications counsel to support the strategic requirements of our clients to protect assets, meet compliance requirements, achieve performance goals and engage with key stakeholders. Our professionals have a proven track record of effectively managing a broad range of large domestic and international engagements such as high-profile, discreet investigations and disputes, complex restructuring and enterprise-wide transformations, and the application of methodologies and analytics to innovate, improve performance, reduce risk and achieve compliance.
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

•
Regulatory Complexity, Public Scrutiny and Investigations. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, and more stringent and complex reporting requirements drive demand for our business offerings. The need to understand and address the impact of regulation and legislation, as well as the increasing costs of doing business, has prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws, such as the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, have contributed to the demand for independent consultants and experts to investigate and provide analyses and to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and capabilities across practices with industry expertise. These factors drive demand for various practices and services of all our segments.

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

•
Operational Challenges and Opportunities. Businesses facing challenges require the evaluation and re-evaluation of strategy, risks and opportunities as a result of crisis-driven situations, competition, regulation, innovation and other events that arise in the course of business. These challenges include enterprise risk management, global expansion, competition from established companies, emerging businesses and technologies doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with the specialized technical expertise of our practice offerings and industry expertise. These factors drive demand for various practices and services of all our segments.

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

Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:

•
Pre-eminent Businesses and Professionals. We believe that our segments include some of the pre-eminent practices and professionals in our industry today. During 2019, the awards and recognitions received by the Company include the following:

•	FTI Consulting named to Forbes magazine's list of America’s Best Management Consulting Firms for the fourth consecutive year, recognized in 16 sectors and functional areas.

•	FTI Consulting named to Consulting magazine’s Best Firms to Work For list for the second consecutive year.

•	FTI Consulting recognized as Consulting Firm of the Year by Who’s Who Legal for the third consecutive year.

•	Compass Lexecon ranked #1 on Global Arbitration Review’s GAR 100 Expert Witness Firms’ Power Index for the second consecutive year.

•	FTI Consulting recognized as Arbitration Expert Firm of the Year by Who’s Who Legal for the fifth consecutive year.

•	Compass Lexecon recognized as Competition Economics Firm of the Year by Who’s Who Legal for the fifth consecutive year.

•	FTI Consulting and Compass Lexecon led the Who’s Who Legal Consulting Experts Guide for the fourth consecutive year with 149 experts recognized.

•	FTI Consulting ranked #1 U.S. Restructuring Advisor by The Deal for the 12th consecutive year.

•	FTI Consulting named Public Relations Agency of the Year at the PR World Awards.

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

•
Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including global Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, and local, state and national governments and agencies in the U.S. and other countries. Additionally, 96 of the 100 law firms as ranked by American Lawyer Global 100: Most Revenue List refer or engage us on behalf of numerous clients on multiple matters.

•
Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows. Our strong cash flow supports business operations, capital expenditures and our ability to service our indebtedness and pursue our growth and other strategies.

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

•
Attract and Retain Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. As of December 31, 2019, we employed 4,424 revenue-generating professionals, many of whom have an established and widely recognized name in their respective service and industry specialization. Through our substantial staff of highly qualified professionals, we can handle a large number of complex assignments simultaneously. To attract and retain highly qualified professionals, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, cash incentive bonuses and equity compensation, along with a competitive benefits package and the opportunity to work on challenging global engagements with highly skilled peers.

•	Enhance Profitability. We endeavor to manage costs, headcount, utilization, bill rates and pricing for both time and materials, and alternative fee arrangements to operate profitably.

•
Enhance Value through Capital Allocation. The strength of our balance sheet gives us the flexibility to allocate capital and create shareholder value in numerous ways, including investments in hiring new employees, acquisitions and share repurchases. We consider strategic and opportunistic acquisition opportunities on a selective basis. We seek to integrate completed acquisitions and manage investments in a way that fosters organic growth, expands our geographic presence or complements our segments, practices, services and industry focuses. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.

Our Employees
Our success depends on our ability to attract and retain our expert professional workforce. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials. We also engage independent contractors to supplement our professionals on client engagements as needed. As of December 31, 2019, we employed 5,567 employees, of which 4,424 were revenue-generating professionals.
Employment Agreements
As of December 31, 2019, we had written employment arrangements with substantially all of our 551 Senior Managing Directors and equivalent personnel (collectively, “SMD”). These arrangements generally provide for fixed salary and participation in incentive payment programs (which, in some cases, may be based on financial measures such as EBITDA or relative total shareholder return), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if an SMD leaves our employment for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of an SMD may vary, depending on whether the person resigned with or without “good reason” or was terminated by us with or without “cause,” retired or did not renew, died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment arrangements with SMDs require some notice period be given by the party prior to termination of employment and include covenants providing for restrictions on the SMDs competing against, and soliciting employees from, the Company for a specified period of time following the end of the SMDs employment.
Incentive and Retention Payments
Our SMDs, consultants and other professionals may receive incentive, retention or sign-on payments, on a case-by-case basis, through unsecured general recourse forgivable loans, equity awards or other payments (collectively, “Retention Awards”). We believe that providing these multi-year Retention Awards greatly enhances our ability to attract and retain our key professionals.
Some or all of the principal amount and accrued interest of the loans we make will be forgiven by us upon the passage of time, or their repayment will be funded by us through additional cash bonus compensation, provided that the recipient is an employee or consultant on the forgiveness date. In addition, upon certain termination events, accrued interest and the outstanding principal balance may be forgiven, including upon death, disability and, in some cases, retirement or termination by the Company without cause or the recipient with good reason, or the recipient may be required to repay the unpaid accrued interest and outstanding principal balance upon certain other termination events such as voluntary resignation, as provided in the applicable promissory note. The value of the forgivable loans we have made, in the aggregate, as well as on an individual basis, has been, and we anticipate will continue to be, significant. Our executive officers and outside directors are not eligible to receive loans, and no loans have been made to them.
Our executive officers, other members of senior management and outside directors, as well as employees and independent service providers, have received and will continue to receive equity awards, which may include stock options and share-based awards (including awards in the form of restricted stock, performance-based restricted stock units, deferred restricted stock units, and cash-settled stock appreciation rights and units), on a case-by-case basis, to the extent that shares are available under our stockholder-approved equity compensation plans. The value of such equity and cash-based awards, in the aggregate, as well as on an individual basis, has been and is expected to continue to be significant.
Recipients of sign-on or other retention payments, other than loans, may be required to repay a portion or all of the original payment upon certain termination events. These awards are typically smaller amounts in nature than forgivable loans and have a shorter service requirement than forgivable loans.
Select SMDs may participate in certain incentive compensation programs, such as the Key Senior Managing Director Incentive Plan (the “KSIP”) or our Senior Managing Director Incentive Compensation Program (the “ICP”) in the U.S., UK and Canada. The ICP was closed to new participants effective January 2015. Participants in the KSIP are recommended by management and approved by the Compensation Committee of the Board of Directors of the Company. The KSIP and ICP provide for a combination of forgivable loans, equity awards and retention bonuses that are paid over an average of six to 10 years depending on the program and economic value of the award. These programs may require participants to defer a portion of their bonus in the form of cash or restricted stock over a two- to three-year period.
Marketing
We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals often learn about new business opportunities from their frequent contact and close working relationships with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff new and large engagements. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. We also employ or contract with sales professionals who are tasked primarily with marketing the services of our Corporate Finance & Restructuring, Forensic and Litigation Consulting, Technology and Strategic Communications segments.
Clients
During the year ended December 31, 2019, no single client accounted for more than 10% of our consolidated revenues and no reportable segment had a single client that accounted for more than 10% of its respective total revenues. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, each law firm engages us on behalf of multiple clients.
Competition
We compete with different companies or businesses of companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the service(s) or product(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, that offer a broad range of consulting services; investment banking firms; information technology ("IT") consulting and software companies that offer niche services that are the same or similar to services or products offered by one or more of our segments and small firms and independent contractors that provide one or more specialized services.
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
Our Corporate Finance & Restructuring segment primarily competes with specialty boutiques and publicly traded companies providing restructuring, bankruptcy or M&A services and, to a lesser extent, large investment banks and global accounting firms.
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
Patents, Licenses and Trademarks
We hold no U.S., Canadian or international patents, and have no patents, applications or provisional patents pending.
We consider the Acuity®, Radiance™ and our other technologies and software to be proprietary and confidential. We consider our TrialMax® comprehensive trial preparation software to be proprietary and confidential. Our software and technology are not protected by patents. We rely upon U.S. and international copyright laws, non-disclosure agreements and contractual agreements, internal controls, including confidentiality and invention disclosure agreements with our employees and independent contractors, and license agreements with third parties to protect our proprietary information, software and other works. Despite these safeguards, there is a risk that competitors may obtain and seek to use such intellectual property.
We have also developed marketing language such as “Critical Thinking at the Critical Time®” and “Experts with Impact™” and other trademarks, logos and designs. In some cases, but not all, the trademarks have been registered in the U.S. and/or foreign jurisdictions or, in some cases, applications have been filed and are pending. Certain FTI Consulting and Compass-formative marks’ are used pursuant to certain co-existence, consent and/or settlement agreements. We believe we take the appropriate steps to protect our trademarks and brands.

Corporate Information
We incorporated under the laws of the state of Maryland in 1982. We are a publicly traded company with common stock listed on the New York Stock Exchange (the “NYSE”) under the symbol FCN. Our executive offices are located at 555 12th Street NW, Washington, D.C. 20004. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.
Financial Information on Industry Segments and Geographic Areas
We manage and report operating results through five reportable segments. We also administratively manage our business regionally. See “Risk Factors — Risks Related to Our Operations” for a discussion of risks related to international operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19, “Segment Reporting” in Part II, Item 8 of this Annual Report for a discussion of revenues, net income and total assets by business segment and revenues for the U.S., UK and all other foreign countries as a group.
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
Segments may enter into engagements such as fixed-fee and time and materials with caps. Failure to effectively manage professional hours and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to lower revenues or the costs of providing services under those types of arrangements may exceed the fees collected by the Company.
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
Technology — The settlement of litigation; a decline in volume and complexity of litigation proceedings and governmental investigations; and volume and timing of M&A activities and degree of enforcement of antitrust regulations.
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
Our reputation for maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our segments. In addition, our Technology segment is dependent on providing secure information storage to host client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far, to our knowledge, have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and take steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company would be adversely affected. There is no certainty that we can maintain the confidentiality or prevent the misuse of our or our client information.
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

•	foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results;

•	different legal and regulatory requirements and other barriers to conducting business;

•	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

•	greater difficulties in managing our non-U.S. operations, including client relationships, in certain locations;

•	disparate systems, policies, procedures and processes;

•	failure to comply with the FCPA and anti-bribery laws of other jurisdictions;

•	higher operating costs;

•	longer sales and/or collections cycles;

•	potential restrictions or adverse tax consequences for the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes;

•	different or less stable political and/or economic environments;

•	potential increased regulatory and legal complexities surrounding uncertainties related to the UK’s exit from the European Union, commonly referred to as Brexit;

•	conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts;

•	civil disturbances or other catastrophic events that reduce business activity; and

•	political interference with our ability to conduct business in the applicable jurisdiction.
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
We assess our goodwill, trademarks and other intangible assets, as well as our other long-lived assets as and when required by GAAP to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We have previously recorded impairment charges to the carrying value of goodwill of certain of our segments, and it is possible that we may be required to record significant impairment charges in the future. Such charges have had and could have an adverse impact on our results of operations.

Risks Related to Our People
Our failure to recruit and retain qualified professionals could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.
We deliver sophisticated professional services to our clients. Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, a good reputation and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract or retain qualified professionals to maintain or expand our business. If we are unable to successfully integrate, motivate and retain qualified professionals, our ability to continue to secure work may suffer. Moreover, competition has caused our costs of retaining and hiring qualified professionals to increase, a trend that could continue and could adversely affect our operating margins and financial results.

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
Our people are our primary assets and account for the majority of our expenses. During periods of reduced demand for our services, or in response to unfavorable changes in market or industry conditions, we may seek to align our cost structure more closely with our revenues and increase our utilization rates by reducing headcount and eliminating or consolidating underused locations in affected business segments or practices. Following such actions, in response to subsequent increases in demand for our services, including as a result of favorable changes in market or industry conditions, we may need to hire, train and integrate additional qualified and skilled personnel and may be unable to do so to meet our needs or our clients’ demands on a timely basis. If we are unable to manage staffing levels on a timely basis in light of changing opportunities or conditions, our ability to accept or service business opportunities and client engagements, take advantage of positive market and industry developments, and realize future growth could be negatively affected, which could negatively impact our revenues and profitability. In addition, while increased utilization resulting from headcount reductions may enhance our profitability in the near term, it could negatively affect our business over the longer term by limiting the time our professionals have to seek out and cultivate new client relationships and win new projects.

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
Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our businesses, especially our Technology segment, which hosts client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far, to our knowledge, have been unsuccessful. Such attacks could disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.
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
Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants. If we violate any applicable covenants and are unable to obtain waivers, our agreements governing our indebtedness or other applicable agreement could be declared in default and could be accelerated, which could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, financial results or financial condition could be materially and adversely affected. In addition, complying with these covenants may cause us to take actions that are not favorable to holders of our outstanding indebtedness and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
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
In July 2017, the Financial Conduct Authority of the United Kingdom, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Our Credit Facility, which was undrawn at December 31, 2019, is indexed to LIBOR and may be used in the future. Although our borrowing arrangement provides for alternative base rates, such alternative base rates and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. An alternative base rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations. Furthermore, there can be no assurance given as to whether LIBOR will actually cease to be available after 2021 or whether an alternative rate will become the market benchmark in its place.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 100,511 square feet under a lease expiring April 2028. Our principal corporate office located in Bowie, Maryland, consists of 30,835 square feet under a lease expiring April 2028. We also lease offices to support our operations in 46 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 26 countries — the United Kingdom, Ireland, Finland, France, Germany, Spain, Belgium, Israel, Australia, Malaysia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the NYSE under the symbol FCN. As of January 31, 2020, the number of holders of record of our common stock was 196.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2019.

	(a)		(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share data)
Equity compensation plans approved by our security holders	624	(1)	$35.91	1,396	(3)
Equity compensation plans not approved by our security holders	54	(2)	36.75	—
Total	678		$35.98	1,396

(1)
Includes up to (i) 35,708 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) and (ii) 589,223 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).

(2)
Includes up to 53,552 shares of common stock issuable upon exercise of fully vested stock options granted as employment inducement on July 30, 2014 to an executive officer hire pursuant to Rule 303.08 of the NYSE.

(3)	Includes 1,396,183 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, all of which are available for stock-based awards.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2019.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1 through October 31, 2019	44	(2)	$108.26	40	(5)	$90,312
November 1 through November 30, 2019	203	(3)	$107.54	198	(6)	$69,022
December 1 through December 31, 2019	23	(4)	$108.52	22	(7)	$66,641
Total	270			260

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. No time limit has been established for the completion of the Repurchase Program and the Repurchase Program may be suspended, discontinued, or replaced by the Board of Directors at any time without prior notice. During the year ended December 31, 2019, we repurchased an aggregate of 1,258,420 shares of our outstanding common stock under the Repurchase Program at an average repurchase price of $84.16 per share for a total cost of approximately $105.9 million.

(2)	Includes 4,328 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 4,518 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 1,311 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)	During the month ended October 31, 2019, we repurchased and retired 40,000 shares of common stock, at an average per share price of $107.99, for an aggregate cost of $4.3 million.

(6)	During the month ended November 30, 2019, we repurchased and retired 197,868 shares of common stock, at an average per share price of $107.58, for an aggregate cost of $21.3 million.

(7)	During the month ended December 31, 2019, we repurchased and retired 21,955 shares of common stock, at an average per share price of $108.40, for an aggregate cost of $2.4 million.

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
Income Statement, Balance Sheet and Stockholders' Equity Data

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Income Statement Data
Revenues	$2,352,717	$2,027,877	$1,807,732	$1,810,394	$1,779,149
Operating expenses
Direct cost of revenues	1,534,896	1,328,074	1,215,560	1,210,771	1,171,444
Selling, general and administrative expenses	504,074	465,636	432,013	436,716	431,468
Special charges	—	—	40,885	10,445	—
Amortization of other intangible assets	8,152	8,162	10,563	10,306	11,726
	2,047,122	1,801,872	1,699,021	1,668,238	1,614,638
Operating income	305,595	226,005	108,711	142,156	164,511
Other income (expense)
Interest income and other	2,061	4,977	3,752	10,466	3,232
Interest expense	(19,206)	(27,149)	(25,358)	(24,819)	(42,768)
Gain on sale of business	—	13,031	—	—	—
Loss on early extinguishment of debt	—	(9,072)	—	—	(19,589)
Income before income tax provision (benefit)	288,450	207,792	87,105	127,803	105,386
Income tax provision (benefit)	71,724	57,181	(20,857)	42,283	39,333
Net income	$216,726	$150,611	$107,962	$85,520	$66,053
Earnings per common share — basic	$5.89	$4.06	$2.79	$2.09	$1.62
Earnings per common share — diluted	$5.69	$3.93	$2.75	$2.05	$1.58
Weighted average number of common shares outstanding
Basic	36,774	37,098	38,697	40,943	40,846
Diluted	38,111	38,318	39,192	41,709	41,729

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$369,373	$312,069	$189,961	$216,158	$149,760
Working capital (1)	$566,124	$482,783	$383,851	$404,716	$394,548
Total assets	$2,783,142	$2,379,121	$2,257,241	$2,225,368	$2,229,018
Long-term debt, net	$275,609	$265,571	$396,284	$365,528	$494,772
Stockholders’ equity	$1,489,142	$1,348,825	$1,191,971	$1,207,358	$1,147,603

(1)	Working capital is defined as current assets less current liabilities.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Stockholders' Equity Data
Shares of common stock repurchased and retired	1,258	952	4,674	537	765
Total cost	$105,915	$55,722	$168,001	$21,479	$26,516

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for each of the two years in the period ended December 31, 2019 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Annual Report”). For a similar discussion and analysis of our results for the year ended December 31, 2018 compared to our results for the year ended December 31, 2017, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. Historical results and any discussion of prospective results may not indicate our future performance.
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
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transactions. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transactions practices include financial, operational and performance improvement services, as well as due diligence, financing advisory, mergers and acquisitions ("M&A") advisory, M&A integration, carveout support and valuations.
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government clients and other interested parties with multidisciplinary and independent services related to risk advisory, investigations and disputes. We have expertise in anti-corruption/anti-money laundering investigations and compliance, cybersecurity, data analytics, export controls and sanctions, and monitorship. We offer specialized industry expertise in the areas of insurance, construction, healthcare, environmental and trial services.
Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the United States ("U.S.") and around the world.
Our Technology segment provides companies and law firms with a comprehensive and global portfolio of consulting and services for information governance, privacy and security, electronic discovery ("e-discovery") and insight analytics. Our consulting expertise enables clients to more confidently govern, secure, find, analyze and rapidly understand their data in the context of compliance and risk.
Our Strategic Communications segment designs and executes communications strategies for CEOs, management teams and boards of directors that help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their corporate brand, stake a competitive position and preserve their freedom to operate.
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

In our Technology segment, certain clients are billed based on the amount of data storage used or the volume of information processed. Unit-based revenues are defined as revenues billed on a per item, per page or some other unit-based method and include revenues from data processing and hosting. Unit-based revenues include revenues associated with the software products that are made available to customers via a web browser (“on-demand”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions.
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
When significant, we identify the estimated impact of foreign currency (“FX”) driven by our businesses with functional currencies other than the U.S. dollar (“USD”). The estimated impact of FX on the period-to-period performance results is calculated as the difference between the prior period results multiplied by the average FX exchange rates to USD in the current period and the prior period results, multiplied by the average FX exchange rates to USD in the prior period.
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain of these financial measures are considered not in conformity with GAAP ("non-GAAP financial measures”) under the U.S. Securities and Exchange Commission (“SEC”) rules. Specifically, we have referred to the following non-GAAP financial measures:

•	Total Segment Operating Income

•	Adjusted EBITDA

•	Total Adjusted Segment EBITDA

•	Adjusted EBITDA Margin

•	Adjusted Net Income

•	Adjusted Earnings per Diluted Share

•	Free Cash Flow
We have included the definitions of Segment Operating Income and Adjusted Segment EBITDA, which are GAAP financial measures, below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 19, “Segment Reporting” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income is a component of the definition of Adjusted Segment EBITDA.

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
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt, non-cash interest expense on convertible notes, gain or loss on sale of a business and the impact of adopting the 2017 U.S. Tax Cuts and Jobs Act. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with an additional understanding of our business operating results, including underlying trends.
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

Full Year 2019 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2019	2018	% Growth
	(dollar amounts in thousands, except per share amounts)
Revenues	$2,352,717	$2,027,877	16.0%
Net income	$216,726	$150,611	43.9%
Adjusted EBITDA	$343,900	$265,703	29.4%
Earnings per common share — diluted	$5.69	$3.93	44.8%
Adjusted earnings per common share — diluted	$5.80	$4.00	45.0%
Net cash provided by operating activities	$217,886	$230,672	-5.5%
Total number of employees as of December 31	5,567	4,768	16.8%

Revenues
Revenues increased $324.8 million, or 16.0%, from 2018 to 2019, which included a 1.3% estimated negative impact from FX. Acquisition-related revenues contributed $19.6 million, or 1.0%, compared with 2018. Excluding the estimated impact from FX and the acquisition-related revenues, the increase was primarily due to higher global demand across all segments, particularly in our Corporate Finance, Economic Consulting and FLC segments.
Net Income
Net income increased $66.1 million, or 43.9%, from 2018 to 2019. This increase was primarily due to higher operating profits across all business segments, lower interest expense and a lower effective tax rate. 2018 net income included a $13.0 million gain related to the sale of the Ringtail e-discovery software and related business (collectively, "Ringtail"), which was partially offset by a $9.1 million loss on early extinguishment of debt related to the redemption of the 6.0% senior notes due 2022 ("2022 Notes").
Adjusted EBITDA
Adjusted EBITDA increased $78.2 million, or 29.4%, from 2018 to 2019. Adjusted EBITDA was 14.6% of revenues for the year ended December 31, 2019 compared with 13.1% of revenues for the year ended December 31, 2018. The increase in Adjusted EBITDA was primarily due to higher revenues across all business segments, which was partially offset by higher compensation, primarily related to an increase in variable compensation and a 17.8% increase in billable headcount, as well as an increase in selling, general and administrative ("SG&A") expenses compared to the prior year.
EPS and Adjusted EPS
EPS increased $1.76 to $5.69 in 2019 compared with $3.93 in 2018. The increase in EPS was primarily due to the operating results described above, lower interest expense related to the 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) outstanding in 2019 as compared to the 2022 Notes outstanding in 2018, and a lower effective tax rate, which were partially offset by a net FX loss. During the year ended December 31, 2018, we had a loss on early extinguishment of debt related to the redemption of the 2022 Notes for that same period, which decreased EPS by $0.17, which was partially offset by the Ringtail divestiture, which resulted in a $6.2 million after-tax gain and increased EPS by $0.16 for that period.
Adjusted EPS increased $1.80 to $5.80 in 2019 compared with $4.00 in 2018, primarily due to improved operating results, lower interest expense related to the 2023 Convertible Notes and a lower effective tax rate.
Liquidity and Capital Allocation
Cash balances increased by $57.3 million, or 18.4%, to $369.4 million for the year ended December 31, 2019. Cash provided by operating activities decreased $12.8 million to $217.9 million in 2019 as compared with $230.7 million in 2018. The decrease in net cash provided by operating activities was primarily due to an increase in compensation-related costs and operating costs as a result of the growth in the business, partially offset by higher cash collections resulting from higher revenues as compared to the prior year period. Days sales outstanding (“DSO”) was 97 days as of December 31, 2019 and 93 days as of December 31, 2018. The increase in DSO is primarily due to an increase in revenues, which outpaced cash collections.

A portion of net cash provided by operating activities was used to repurchase and retire 1.3 million shares of our common stock under our Repurchase Program for an average price per share of $84.16, at a total cost of $105.9 million during the year ended December 31, 2019. We had $66.6 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2019.
Free Cash Flow, which is a non-GAAP financial measure, for the years ended December 31, 2019 and 2018 was $175.8 million and $198.4 million, respectively. The decrease was primarily due to a decline in net cash provided by operating activities, as described above, combined with increased capital expenditures for the year ended December 31, 2019 as compared with December 31, 2018.
Other Strategic Activities
During the year ended December 31, 2019, we acquired Andersch AG ("Andersch"), a leading German restructuring advisory firm with offices in Frankfurt, Hamburg and Düsseldorf.
Headcount
Our total headcount increased 16.8% from 4,768 as of December 31, 2018 to 5,567 as of December 31, 2019. The following table includes the net billable headcount additions for the year ended December 31, 2019.

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2018	948	1,153	708	306	641	3,756
Additions, net	246	198	82	55	87	668
December 31, 2019	1,194	1,351	790	361	728	4,424
Percentage change in headcount from December 31, 2018	25.9%	17.2%	11.6%	18.0%	13.6%	17.8%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2019	2018
	(in thousands, except per share data)
Revenues
Corporate Finance	$723,721	$564,479
FLC	577,780	520,333
Economic Consulting	592,542	533,979
Technology	215,584	185,755
Strategic Communications	243,090	223,331
Total revenues	$2,352,717	$2,027,877
Segment operating income
Corporate Finance	$152,948	$115,124
FLC	98,648	91,262
Economic Consulting	78,201	64,052
Technology	35,022	14,912
Strategic Communications	39,174	37,250
Total segment operating income	403,993	322,600
Unallocated corporate expenses	(98,398)	(96,595)
Operating income	305,595	226,005
Other income (expense)
Interest income and other	2,061	4,977
Interest expense	(19,206)	(27,149)
Gain on sale of business	—	13,031
Loss on early extinguishment of debt	—	(9,072)
	(17,145)	(18,213)
Income before income tax provision	288,450	207,792
Income tax provision	71,724	57,181
Net income	$216,726	$150,611
Earnings per common share — basic	$5.89	$4.06
Earnings per common share — diluted	$5.69	$3.93
Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income	$216,726	$150,611
Add back:
Income tax provision	71,724	57,181
Interest income and other	(2,061)	(4,977)
Interest expense	19,206	27,149
Gain on sale of business	—	(13,031)
Loss on early extinguishment of debt	—	9,072
Depreciation and amortization	30,153	31,536
Amortization of other intangible assets	8,152	8,162
Adjusted EBITDA	$343,900	$265,703

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2019	2018
	(in thousands, except per share data)
Net income	$216,726	$150,611
Add back:
Loss on early extinguishment of debt	—	9,072
Tax impact of loss on early extinguishment of debt	—	(2,359)
Non-cash interest expense on convertible notes	8,606	3,019
Tax impact of non-cash interest expense on convertible notes	(2,237)	(775)
Gain on sale of business	—	(13,031)
Tax impact of gain on sale of business (1)	(2,097)	6,798
Adjusted net income	$220,998	$153,335
Earnings per common share — diluted	$5.69	$3.93
Add back:
Loss on early extinguishment of debt	—	0.23
Tax impact of loss on early extinguishment of debt	—	(0.06)
Non-cash interest expense on convertible notes	0.23	0.08
Tax impact of non-cash interest expense on convertible notes	(0.06)	(0.02)
Gain on sale of business	—	(0.34)
Tax impact of gain on sale of business (1)	(0.06)	0.18
Adjusted earnings per common share — diluted	$5.80	$4.00
Weighted average number of common shares outstanding — diluted	38,111	38,318

(1)	In 2019, represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the Ringtail divestiture.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$217,886	$230,672
Purchases of property and equipment	(42,072)	(32,270)
Free Cash Flow	$175,814	$198,402
Year Ended December 31, 2019 Compared with December 31, 2018
Revenues and Operating Income
See “Segment Results” for an expanded discussion of Revenues and Adjusted Segment EBITDA.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $1.8 million, or 1.9%, to $98.4 million in 2019 from $96.6 million in 2018. The increase was primarily due to higher compensation and employee-related costs and higher legal expenses.
Interest Income and Other
Interest income and other, which includes FX gains and losses, decreased $2.9 million to $2.1 million for the year ended December 31, 2019 from $5.0 million for the year ended December 31, 2018. The decrease was primarily due to a net FX loss, which was $3.1 million for the year ended December 31, 2019 compared with a $0.3 million net FX gain for the year ended December 31, 2018. FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest Expense
Interest expense decreased $7.9 million, or 29.3%, to $19.2 million in 2019 from $27.1 million in 2018. The decrease in interest expense reflects additional interest expense in 2018 related to the 2023 Convertible Notes issuance that overlapped the period until the redemption of the 2022 Notes in November 2018, as well as lower average outstanding borrowings under our Credit Facility in 2019 as compared to 2018. In addition, the decrease in interest expense reflects lower average interest rates on the 2023 Convertible Notes outstanding in 2019 as compared to the 2022 Notes outstanding in 2018.
Income Tax Provision
Our income tax provision increased $14.5 million, or 25.4%, to $71.7 million in 2019 from $57.2 million in 2018 primarily due to higher pre-tax income. Our effective tax rate was 24.9% in 2019 compared to 27.5% in 2018. The 2019 tax rate was favorably impacted by discrete tax adjustments including a change in estimate related to the accounting for the Ringtail divestiture and share-based compensation. The 2018 tax rate was unfavorably impacted by the Ringtail divestiture.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income	$216,726	$150,611
Add back:
Income tax provision	71,724	57,181
Interest income and other	(2,061)	(4,977)
Interest expense	19,206	27,149
Gain on sale of business	—	(13,031)
Loss on early extinguishment of debt	—	9,072
Unallocated corporate expense	98,398	96,595
Total segment operating income	403,993	322,600
Add back:
Segment depreciation expense	27,369	27,979
Amortization of other intangible assets	8,152	8,162
Total Adjusted Segment EBITDA	$439,514	$358,741

Other Segment Operating Data

	Year Ended December 31,
	2019	2018
Number of revenue-generating professionals (at period end):
Corporate Finance	1,194	948
FLC	1,351	1,153
Economic Consulting	790	708
Technology (1)	361	306
Strategic Communications	728	641
Total revenue-generating professionals	4,424	3,756
Utilization rate of billable professionals (2):
Corporate Finance	67%	66%
FLC	63%	64%
Economic Consulting	75%	69%
Average billable rate per hour (3):
Corporate Finance	$452	$433
FLC	$337	$331
Economic Consulting	$500	$519

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 285 and 253 as-needed employees during the years ended December 31, 2019 and 2018 respectively.

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

(3)
For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass through revenues and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2019	2018
	(dollars in thousands, except rate per hour)
Revenues	$723,721	$564,479
Percentage change in revenues from prior year	28.2%
Operating expenses
Direct cost of revenues	454,214	354,210
Selling, general and administrative expenses	112,630	92,037
Amortization of other intangible assets	3,929	3,108
	570,773	449,355
Segment operating income	152,948	115,124
Percentage change in segment operating income from prior year	32.9%
Add back:
Depreciation and amortization of intangible assets	7,787	6,536
Adjusted Segment EBITDA	$160,735	$121,660
Gross profit (1)	$269,507	$210,269
Percentage change in gross profit from prior year	28.2%
Gross profit margin (2)	37.2%	37.3%
Adjusted Segment EBITDA as a percent of revenues	22.2%	21.6%
Number of revenue-generating professionals (at period end)	1,194	948
Percentage change in number of revenue-generating professionals from prior year	25.9%
Utilization rate of billable professionals	67%	66%
Average billable rate per hour	$452	$433

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2019 Compared with December 31, 2018
Revenues increased $159.2 million, or 28.2%, from 2018 to 2019, which included a 1.2% estimated negative impact from FX. Acquisition-related revenues contributed $19.6 million, or 3.5%, compared with 2018. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $146.5 million, or 26.0%. The increase in revenues was primarily due to higher demand and higher realized rates due to mix of client engagements and staffing for our restructuring and business transformation and transactions services, as well as a $21.1 million increase in success fees compared to 2018.
 Gross profit increased $59.2 million, or 28.2%, from 2018 to 2019. Gross profit margin decreased 0.1 percentage points from 2018 to 2019.
SG&A expenses increased $20.6 million, or 22.4%, from 2018 to 2019. SG&A expenses were 15.6% of revenues in 2019 compared with 16.3% in 2018. The increase in SG&A expenses included acquisition-related costs, along with an increase in infrastructure support costs, travel and entertainment expenses and other general and administrative costs.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2019	2018
	(dollars in thousands, except rate per hour)
Revenues	$577,780	$520,333
Percentage change in revenues from prior year	11.0%
Operating expenses
Direct cost of revenues	367,988	330,791
Selling, general and administrative expenses	109,992	96,958
Amortization of other intangible assets	1,152	1,322
	479,132	429,071
Segment operating income	98,648	91,262
Percentage change in segment operating income from prior year	8.1%
Add back:
Depreciation and amortization of intangible assets	5,787	5,559
Adjusted Segment EBITDA	$104,435	$96,821
Gross profit (1)	$209,792	$189,542
Percentage change in gross profit from prior year	10.7%
Gross profit margin (2)	36.3%	36.4%
Adjusted Segment EBITDA as a percent of revenues	18.1%	18.6%
Number of revenue-generating professionals (at period end)	1,351	1,153
Percentage change in number of revenue-generating professionals from prior year	17.2%
Utilization rate of billable professionals	63%	64%
Average billable rate per hour	$337	$331

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2019 Compared with December 31, 2018
Revenues increased $57.4 million, or 11.0%, from 2018 to 2019. The increase in revenues was primarily due to increased demand for our investigations, disputes and construction solutions services, combined with higher realized rates due to mix of client engagements and staffing globally for our investigations services.
Gross profit increased $20.3 million, or 10.7%, from 2018 to 2019. Gross profit margin decreased 0.1 percentage points from 2018 to 2019.
SG&A expenses increased $13.0 million, or 13.4%, from 2018 to 2019. SG&A expenses were 19.0% of revenues in 2019 compared with 18.6% in 2018. The increase in SG&A expenses was driven by higher infrastructure support, travel and entertainment, hiring and bad debt expenses.

ECONOMIC CONSULTING

	Year Ended December 31,
	2019	2018
	(dollars in thousands, except rate per hour)
Revenues	$592,542	$533,979
Percentage change in revenues from prior year	11.0%
Operating expenses
Direct cost of revenues	437,862	396,001
Selling, general and administrative expenses	76,302	73,630
Amortization of other intangible assets	177	296
	514,341	469,927
Segment operating income	78,201	64,052
Percentage change in segment operating income from prior year	22.1%
Add back:
Depreciation and amortization of intangible assets	5,911	5,903
Adjusted Segment EBITDA	$84,112	$69,955
Gross profit (1)	$154,680	$137,978
Percentage change in gross profit from prior year	12.1%
Gross profit margin (2)	26.1%	25.8%
Adjusted Segment EBITDA as a percent of revenues	14.2%	13.1%
Number of revenue-generating professionals (at period end)	790	708
Percentage change in number of revenue-generating professionals from prior year	11.6%
Utilization rate of billable professionals	75%	69%
Average billable rate per hour	$500	$519

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2019 Compared with December 31, 2018
Revenues increased $58.6 million, or 11.0%, from 2018 to 2019, which included a 1.3% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $65.4 million, or 12.3%, due to higher demand for our non-M&A-related antitrust services in North America and Europe, Middle East and Africa (“EMEA”).
Gross profit increased $16.7 million, or 12.1%, from 2018 to 2019. Gross profit margin increased 0.3 percentage points from 2018 to 2019. The increase in gross profit margin was primarily due to higher utilization in North America and EMEA, which was partially offset by higher variable compensation as a percentage of revenues.
SG&A expenses increased $2.7 million, or 3.6%, from 2018 to 2019. SG&A expenses were 12.9% of revenues in 2019 compared with 13.8% in 2018. The increase in SG&A expenses was primarily driven by higher infrastructure support and other general and administrative costs.

TECHNOLOGY

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Revenues	$215,584	$185,755
Percentage change in revenues from prior year	16.1%
Operating expenses
Direct cost of revenues	123,504	111,129
Selling, general and administrative expenses	57,058	59,644
Amortization of other intangible assets	—	70
	180,562	170,843
Segment operating income	35,022	14,912
Percentage change in segment operating income from prior year	134.9%
Add back:
Depreciation and amortization of intangible assets	10,666	12,475
Adjusted Segment EBITDA	$45,688	$27,387
Gross profit (1)	$92,080	$74,626
Percentage change in gross profit from prior year	23.4%
Gross profit margin (2)	42.7%	40.2%
Adjusted Segment EBITDA as a percent of revenues	21.2%	14.7%
Number of revenue-generating professionals (at period end) (3)	361	306
Percentage change in number of revenue-generating professionals from prior year	18.0%

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Year Ended December 31, 2019 Compared with December 31, 2018
Revenues increased $29.8 million, or 16.1%, from 2018 to 2019, which included a 1.0% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $31.7 million, or 17.1%. The increase in revenues was primarily due to higher demand for consulting, hosting and managed review services, primarily driven by higher demand for large, cross-border investigation and litigation engagements.
Gross profit increased $17.5 million, or 23.4%, from 2018 to 2019. Gross profit margin increased 2.5 percentage points from 2018 to 2019. The increase in gross profit margin was primarily due to higher utilization and realized rates for our consulting services, as well as a favorable regional and service mix, with a higher share of expert-driven work which resulted in higher realized hourly pricing, within our processing business.
SG&A expenses decreased $2.6 million, or 4.3%, from 2018 to 2019. SG&A expenses were 26.5% of revenues in 2019 compared with 32.1% in 2018. The decrease in SG&A expenses was primarily due to $8.3 million of lower research and development expenses primarily associated with the September 2018 Ringtail divestiture, which was partially offset by an increase in personnel costs and other general administrative expenses.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Revenues	$243,090	$223,331
Percentage change in revenues from prior year	8.8%
Operating expenses
Direct cost of revenues	151,319	135,943
Selling, general and administrative expenses	49,703	46,772
Amortization of other intangible assets	2,894	3,366
	203,916	186,081
Segment operating income	39,174	37,250
Percentage change in segment operating income from prior year	5.2%
Add back:
Depreciation and amortization of intangible assets	5,370	5,668
Adjusted Segment EBITDA	$44,544	$42,918
Gross profit (1)	$91,771	$87,388
Percentage change in gross profit from prior year	5.0%
Gross profit margin (2)	37.8%	39.1%
Adjusted Segment EBITDA as a percent of revenues	18.3%	19.2%
Number of revenue-generating professionals (at period end)	728	641
Percentage change in number of revenue-generating professionals from prior year	13.6%

(1)	Revenues less direct cost of revenues.

(2)	Gross profit as a percent of revenues.
Year Ended December 31, 2019 Compared with December 31, 2018
Revenues increased $19.8 million, or 8.8%, from 2018 to 2019, which included a 2.7% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $25.7 million, or 11.5%. The increase was primarily due to higher demand for project-based crisis communications and corporate reputation services in North America and EMEA and a $6.7 million increase in pass through revenues compared to 2018.
Gross profit increased $4.4 million, or 5.0%, from 2018 to 2019. Gross profit margin decreased 1.3 percentage points from 2018 to 2019. The decrease was primarily due to a higher proportion of lower margin pass through revenues, combined with higher compensation as a percentage of revenues.
SG&A expenses increased $2.9 million, or 6.3%, from 2018 to 2019. SG&A expenses were 20.4% of revenues in 2019 compared with 20.9% in 2018. The increase in SG&A expenses was primarily due to an increase in infrastructure support costs and other general and administrative expenses.
Liquidity and Capital Resources
Cash Flows

	Year Ended December 31,
	2019	2018
Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$217,886	$230,672
Net cash provided by (used in) investing activities	$(60,606)	$18,744
Net cash used in financing activities	$(103,311)	$(117,519)
DSO	97	93

We generally finance our day-to-day operations, capital expenditures and acquisitions through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows generally exceed our cash needs subsequent to the second quarter of each year.
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
Year Ended December 31, 2019 Compared with December 31, 2018
Net cash provided by operating activities decreased $12.8 million, or 5.5%, from 2018 to 2019. The decrease in net cash provided by operating activities was primarily due to an increase in compensation-related costs and operating costs as a result of the growth in the business. These cash outflows were partially offset by higher cash collections resulting from higher revenues as compared to the prior year period. DSO was 97 days as of December 31, 2019 and 93 days as of December 31, 2018. The increase in DSO is primarily due to an increase in revenues, which outpaced cash collections.
Net cash used in investing activities increased $79.4 million, from 2018 to 2019. The Company used $42.1 million for capital expenditures and $18.8 million to purchase Andersch and its related trademark, net of cash acquired, in 2019. Net cash provided by investing activities in 2018 included $50.3 million from the 2018 Ringtail divestiture, partially offset by capital expenditures of $32.3 million.
Net cash used in financing activities decreased $14.2 million, or 12.1%, from 2018 to 2019. Net cash used in financing activities in 2019 consisted mainly of $105.8 million in payments for common stock repurchases under the Repurchase Program. Cash used in financing activities in 2018 included the $300.0 million redemption of the 2022 Notes, $100.0 million of net repayments under our Credit Facility, $16.1 million payments of debt issue costs, redemption premium and other redemption costs, and $55.7 million in common stock repurchases. These cash outflows were partially offset by $316.3 million in proceeds from the issuance of the 2023 Convertible Notes and $38.5 million from the issuance of common stock under our equity compensation plans.
Capital Resources
As of December 31, 2019, our capital resources included $369.4 million of cash and cash equivalents and available borrowing capacity of $549.0 million under a $550.0 million revolving line of credit under our Credit Facility. As of December 31, 2019, we had no outstanding borrowings under our Credit Facility and $1.0 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Facility and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Facility). As of December 31, 2019, we were in compliance with the covenants contained in the Credit Facility and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2023 Convertible Notes.
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
We currently anticipate capital expenditures of $40 million to $49 million to support our organization during 2020, including direct support for specific client engagements. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
2023 Convertible Notes
Our 2023 Convertible Notes were issued pursuant to the Indenture. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. Upon conversion, the 2023 Convertible Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock.
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

If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 13, "Debt" in Part II, Item 8 and "Risk Factors" in Part I, Item 1A of this Annual Report for a further discussion of the 2023 Convertible Notes.
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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” under the heading “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities that would be expected to have a material impact on our financial condition or results of operations.
Future Contractual Obligations
The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2019. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2019 and prior to the November 30, 2023 maturity date of our Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt (1)	$341,550	$6,325	$12,650	$322,575	$—
Operating leases	257,086	45,849	83,525	50,550	77,162
Total obligations	$598,636	$52,174	$96,175	$373,125	$77,162

(1)	Includes principal and interest payments. Projected interest payments may differ in the future based on the balance outstanding on our Credit Facility, as well as changes in market interest rates.
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
Certain of our time and expense and fixed-fee billing arrangements may include client incentives in the form of volume-based discounts, where if certain fee levels are reached, the client can receive future services at a discounted hourly rate. Contracts with customers that have a prospective discounted pricing option based on predetermined volume thresholds are evaluated to determine whether they include a material right, which is an option that provides a customer the right to acquire free or discounted goods or services in the future. If the option provides a material right to the customer, we allocate a portion of the transaction price to the material right and defer revenues during the pre-discount period, compared with our previous practice of recognizing the reduction in revenues when customers became eligible to receive the volume discount.
Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.
Allowance for Doubtful Accounts and Unbilled Services. We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from disputes that affect our ability to fully collect our billed accounts receivable, potential fee reductions negotiated with specific clients or imposed by bankruptcy courts and the inability of specific clients to pay our fees. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of specific client collections and the Company's historical collection patterns for similar client collections. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay may be partially mitigated to the extent that we may receive retainers from some of our clients prior to performing services.
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
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to SG&A expenses on the Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $19.6 million, $17.9 million and $15.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill and Other Intangible Assets. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired at the date of acquisition. Other intangible assets may include trademarks, customer relationships and software.

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
The cash flows employed in the income approach are based on our most recent forecasts, budgets and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average cost of capital (“WACC ”) which reflects an assessment of the risk inherent in the future revenue streams and cash flows. The WACC consists of (1) a risk-free rate of return, (2) an equity risk premium that is based on the historical rate of return for equity securities of publicly traded companies, (3) an appropriate size premium, (4) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units and (5) a company-specific risk premium. We weighted the cost of equity and debt by the relative market value percentages of our equity and debt. In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions, including projected future cash flows, determination of appropriate comparable guideline companies and the determination of whether a premium or discount should be applied to such comparable guideline companies.
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
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from three to 15 years.
Significant New Accounting Pronouncements
See Note 2, “New Accounting Standards” in Part II, Item 8 of this Annual Report.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, changes in the price of our common stock and changes in foreign exchange rates.
Interest Rate Risk and Market Risk
We are exposed to interest rate risk related to debt obligations outstanding. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate borrowings to changes in our interest expense. As of December 31, 2019, there were no variable rate debt instruments outstanding as there were no outstanding borrowings under our Credit Facility. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2019 and prior to the November 30, 2023 maturity date of our Credit Facility.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure. All of our derivative transactions are entered into for non-trading purposes.
The following table presents principal cash flows and related interest rates by year of maturity for our 2023 Convertible Notes and the fair value of the debt as of December 31, 2019 and 2018. Our stock price affects the fair value of our 2023 Convertible Notes, which is determined based on the last actively traded prices in an over-the-counter market for our 2023 Convertible Notes. The last actively traded prices for our 2023 Convertible Notes per $1,000 principal amount were $1,258.55 and $935.50 as of December 31, 2019 and 2018, respectively.

						December 31, 2019		December 31, 2018
Long-Term Debt	2020	2021	2022	2023	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Fixed rate	$—	$—	$—	$316,250	$—	$316,250	$398,016	$316,250	$291,837
Average interest rate	—	—	—	5.4%	—	5.4%	—	5.4%	—
Foreign Currency Exchange Rate Risk
Exchange Rate Risk
Our FX exposure primarily relates to intercompany receivables and payables and third-party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest FX exposure is unsettled intercompany payables and receivables, which are reviewed on a regular basis. In cases where settlement of intercompany balances is not practical, we may use cash to create offsetting currency positions to reduce exposure. Gains and losses from FX transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income and to date have not had a material impact on our consolidated financial statements. See Note 7, “Interest Income and Other” in Part II, Item 8 of this Annual Report for information.

Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British pound, euro, Canadian dollar and Australian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2019, 2018 and 2017. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Changes in Net Investment of Foreign Subsidiaries	2019	2018	2017
	(in thousands)
British pound	$7,390	$(15,590)	$20,394
Euro	(1,323)	(2,753)	6,595
Canadian dollar	1,020	(1,639)	1,439
Australian dollar	(208)	(6,077)	4,058
All other	91	(1,543)	(1,822)
Total	$6,970	$(27,602)	$30,664

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 25, 2020

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (Principal Executive Officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
As discussed in Note 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the estimation of losses related to billed and unbilled receivables
As discussed in Note 1 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts and unbilled services for estimated losses (the allowance). The allowance results from potential fee reductions negotiated with specific clients or imposed by bankruptcy courts or regulatory agencies; specific clients’ inability to pay; and/or disputes impacting the Company’s ability to fully collect billed and unbilled amounts. As of December 31, 2019, the allowance was $265.5 million. The allowance is recorded based on the Company’s understanding of specific client collections and the Company's historical collection patterns for similar client collections.
We identified the assessment of the estimation of losses related to billed and unbilled receivables as a critical audit matter. There was a high degree of subjectivity in evaluating the following assumptions: (1) likely outcome of bankruptcy court or other regulatory agencies’ imposed fee reductions, (2) probability of clients successfully negotiating fee reductions, (3) the ability of clients to pay assessed fees, and (4) the probability of the Company successfully negotiating remaining unbilled fees owed.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s estimation of the allowance process, including controls related to the monthly analysis of reserves by matter, and review of manual adjustments to unbilled receivables and revenue. We inquired of relevant Company personnel to assess the rationale for establishing an allowance, or lack thereof, for specific clients. We inspected relevant evidence, including: (1) documents received directly by us from the Company’s client, (2) documents received by the Company from their client, (3) contractual documents, (4) regulatory correspondence, and (5) historical trends and analysis performed by the Company. We compared actual collections and write-offs to amounts previously reserved. We compared the Company’s receivable turnover ratio as of December 31, 2019, which represents revenues divided by the average amount of billed and unbilled receivables, to the Company’s historical receivables turnover ratio. We compared the days outstanding for the current billed and unbilled receivables as of December 31, 2019, to the days outstanding for the Company’s historical billed and unbilled receivables.
/s/ KPMG LLP
We have served as the Company's auditor since 2006.
McLean, Virginia
February 25, 2020

FTI Consulting, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$369,373	$312,069
Accounts receivable:
Billed receivables	540,584	437,797
Unbilled receivables	418,288	319,205
Allowance for doubtful accounts and unbilled services	(265,500)	(202,394)
Accounts receivable, net	693,372	554,608
Current portion of notes receivable	35,106	29,228
Prepaid expenses and other current assets	80,810	69,448
Total current assets	1,178,661	965,353
Property and equipment, net	93,672	84,577
Operating lease assets	159,777	—
Goodwill	1,202,767	1,172,316
Other intangible assets, net	38,432	34,633
Notes receivable, net	69,033	84,471
Other assets	40,800	37,771
Total assets	$2,783,142	$2,379,121
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$158,936	$104,600
Accrued compensation	416,903	333,536
Billings in excess of services provided	36,698	44,434
Total current liabilities	612,537	482,570
Long-term debt, net	275,609	265,571
Noncurrent operating lease liabilities	176,378	—
Deferred income taxes	151,352	155,088
Other liabilities	78,124	127,067
Total liabilities	1,294,000	1,030,296
Commitments and contingent liabilities (Note 15)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 37,390 (2019) and 38,147 (2018)	374	381
Additional paid-in capital	216,162	299,534
Retained earnings	1,413,453	1,196,727
Accumulated other comprehensive loss	(140,847)	(147,817)
Total stockholders' equity	1,489,142	1,348,825
Total liabilities and stockholders' equity	$2,783,142	$2,379,121

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$2,352,717	$2,027,877	$1,807,732
Operating expenses
Direct cost of revenues	1,534,896	1,328,074	1,215,560
Selling, general and administrative expenses	504,074	465,636	432,013
Special charges	—	—	40,885
Amortization of other intangible assets	8,152	8,162	10,563
	2,047,122	1,801,872	1,699,021
Operating income	305,595	226,005	108,711
Other income (expense)
Interest income and other	2,061	4,977	3,752
Interest expense	(19,206)	(27,149)	(25,358)
Gain on sale of business	—	13,031	—
Loss on early extinguishment of debt	—	(9,072)	—
	(17,145)	(18,213)	(21,606)
Income before income tax provision (benefit)	288,450	207,792	87,105
Income tax provision (benefit)	71,724	57,181	(20,857)
Net income	$216,726	$150,611	$107,962
Earnings per common share — basic	$5.89	$4.06	$2.79
Earnings per common share — diluted	$5.69	$3.93	$2.75
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $—, $373 and $—	$6,970	$(27,602)	$30,664
Other comprehensive income (loss), net of tax	6,970	(27,602)	30,664
Comprehensive income	$223,696	$123,009	$138,626

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2016	42,037	$420	$416,816	$941,001	$(150,879)	$1,207,358
Net income	—	$—	$—	$107,962	$—	$107,962
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	30,664	30,664
Issuance of common stock in connection with:
Exercise of options	123	1	4,132	—	—	4,133
Restricted share grants, less net settled shares of 92	243	2	(4,442)	—	—	(4,440)
Stock units issued under incentive compensation plan	—	—	1,547	—	—	1,547
Purchase and retirement of common stock	(4,674)	(46)	(168,048)	—	—	(168,094)
Cumulative effect due to adoption of new accounting standard	—	—	—	(3,189)	—	(3,189)
Share-based compensation	—	—	16,030	—	—	16,030
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$150,611	$—	$150,611
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(27,602)	(27,602)
Issuance of common stock in connection with:
Exercise of options	1,051	11	41,557	—	—	41,568
Restricted share grants, less net settled shares of 58	319	3	(3,097)	—	—	(3,094)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(952)	(10)	(55,728)	—	—	(55,738)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Conversion feature of convertible senior notes, due 2023, net	—	—	34,131	—	—	34,131
Share-based compensation	—	—	15,577	—	—	15,577
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$216,726	$—	$216,726
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6,970	6,970
Issuance of common stock in connection with:
Exercise of options	256	3	9,685	—	—	9,688
Restricted share grants, less net settled shares of 78	245	3	(6,520)	—	—	(6,517)
Stock units issued under incentive compensation plan	—	—	1,413	—	—	1,413
Purchase and retirement of common stock	(1,258)	(13)	(105,928)	—	—	(105,941)
Share-based compensation	—	—	17,978	—	—	17,978
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$216,726	$150,611	$107,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,153	31,536	31,177
Amortization and impairment of other intangible assets	8,152	8,162	10,563
Acquisition-related contingent consideration	2,372	479	2,291
Provision for doubtful accounts	19,602	17,872	15,386
Share-based compensation	17,978	15,577	16,030
Amortization of debt discount and issuance costs	11,615	5,456	1,984
Loss on early extinguishment of debt	—	9,072	—
Gain on sale of business	—	(13,031)	—
Deferred income taxes	(3,712)	20,831	(51,579)
Other	302	769	611
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(141,894)	(72,034)	(50,831)
Notes receivable	10,445	8,987	14,928
Prepaid expenses and other assets	(22,648)	(2,258)	629
Accounts payable, accrued expenses and other	(8,907)	8,908	4,421
Income taxes	24,496	(8,890)	25,811
Accrued compensation	61,339	52,510	1,795
Billings in excess of services provided	(8,133)	(3,885)	16,447
Net cash provided by operating activities	217,886	230,672	147,625
Investing activities
Proceeds from sale of business	—	50,283	—
Payments for acquisition of businesses, net of cash received	(18,791)	—	(8,929)
Purchases of property and equipment	(42,072)	(32,270)	(32,004)
Other	257	731	295
Net cash provided by (used in) investing activities	(60,606)	18,744	(40,638)
Financing activities
Borrowings under revolving line of credit	45,000	233,500	422,000
Repayments under revolving line of credit	(45,000)	(333,500)	(392,000)
Proceeds from issuance of convertible notes	—	316,250	—
Payments of long-term debt	—	(300,000)	—
Payments of debt issue and debt prepayment costs	—	(16,149)	—
Purchase and retirement of common stock	(105,797)	(55,738)	(168,094)
Net issuance of common stock under equity compensation plans	3,171	38,475	(504)
Payments for business acquisition liabilities	(2,282)	(3,029)	(5,161)
Deposits and other	1,597	2,672	2,825
Net cash used in financing activities	(103,311)	(117,519)	(140,934)
Effect of exchange rate changes on cash and cash equivalents	3,335	(9,789)	7,750
Net increase (decrease) in cash and cash equivalents	57,304	122,108	(26,197)
Cash and cash equivalents, beginning of period	312,069	189,961	216,158
Cash and cash equivalents, end of period	$369,373	$312,069	$189,961
Supplemental cash flow disclosures
Cash paid for interest	$7,606	$21,687	$23,285
Cash paid for income taxes, net of refunds	$50,941	$45,568	$4,929
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,413	$1,059	$1,547
Business acquisition liabilities not yet paid	$9,746	$—	$3,426
See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(dollar and share amounts in tables expressed in thousands, except per share data)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political and regulatory, reputational and transactional. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments. We operate through five reportable segments: Corporate Finance & Restructuring (“Corporate Finance”), Forensic and Litigation Consulting (“FLC”), Economic Consulting, Technology and Strategic Communications.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. Our most significant estimates relate to the determination of the allowance for doubtful accounts and unbilled services, the assessment of the recoverability of goodwill, the realization of deferred tax assets and the fair value of acquisition-related contingent consideration. Management bases its estimates on historical trends, current experience and other assumptions that it believes are reasonable.
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2019, we derived approximately 34% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
Revenue Recognition
Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers.
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
Certain of our time and expense and fixed-fee billing arrangements may include client incentives in the form of volume-based discounts, where if certain fee levels are reached, the client can receive future services at a discounted hourly rate. Contracts with customers that have a prospective discounted pricing option based on predetermined volume thresholds are evaluated to determine whether they include a material right, which is an option that provides a customer the right to acquire free or discounted goods or services in the future. If the option provides a material right to the customer, we allocate a portion of the transaction price to the material right and defer revenues during the pre-discount period, compared with our previous practice of recognizing the reduction in revenues when customers became eligible to receive the volume discount.
Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.
Direct Cost of Revenues
Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes expense for cloud-based computing, as well as depreciation expense on the software used to host and process client information. Direct cost of revenues does not include an allocation of corporate overhead and non-billable segment costs.
Share-Based Compensation
Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or performance period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date.
The fair value of restricted share awards and restricted stock units is measured based on the closing price of the underlying stock on the date of grant. The fair value of performance share units that contain market-based vesting conditions is measured using a Monte Carlo pricing model. The compensation cost of performance stock units with market-based vesting conditions is based on the grant date fair value and is not subsequently reversed if it is later determined that the market condition is unlikely to be met or is expected to be lower than originally expected. For performance share units that contain performance-based vesting conditions, the compensation cost is adjusted each reporting period based on the probability of the awards vesting.
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
For all our share-based awards, we recognize forfeitures in compensation cost when they occur.
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $18.6 million, $15.5 million and $14.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
Acquisition-Related Contingent Consideration
The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing either a probability weighted estimate of future cash flow adjusted for the expected timing of each payment or a Monte Carlo simulation. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to acquisition-related contingent consideration liabilities for changes in fair value due to the passage of time. Remeasurement gains or losses and accretion expense are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
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
Allowance for Doubtful Accounts and Unbilled Services
We maintain an allowance for doubtful accounts and unbilled services for estimated losses resulting from potential fee reductions negotiated with specific clients or imposed by bankruptcy courts or other regulatory agencies and the inability of specific clients to pay our fees, as well as from disputes that affect our ability to fully collect our billed accounts receivable. Even if a bankruptcy court approves our services, the court has the discretion to require us to refund all or a portion of our fees due to the outcome of the case or a variety of other factors. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of specific client collections and the Company's historical collection patterns for similar client collections. However, our actual experience may vary significantly from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, or bankruptcy courts require us to refund certain fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s non-payment may be mitigated to the extent that we receive a retainer from some of our clients prior to performing services.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions that may be imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $19.6 million, $17.9 million and $15.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Property and Equipment
We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are expensed as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from three years to seven years for furniture, equipment and software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within furniture, equipment and software and is amortized over the estimated useful life of the software, which is generally three years. Purchased software licenses to be sold to customers are capitalized and amortized over the license term.
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. If the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans ratably over the requisite service period, which ranges from a period of one year to 10 years. The amount of expense recognized at any date must at least equal to the portion of the principal forgiven on the forgiveness date.
Goodwill and Other Intangible Assets
Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired at the date of acquisition. Other intangible assets may include customer relationships, trademarks and acquired software.
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
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from three to 15 years.
Impairment of Long-Lived Assets
We review long-lived assets such as property and equipment, operating lease assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized.
Leases
As of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, which was amended in some respects by subsequent ASUs (collectively Accounting Standards Codification (“ASC") 842 ("ASC 842")) and supersedes existing lease guidance. The standard requires us to record operating lease assets and corresponding lease liabilities on the balance sheet and disclose key quantitative and qualitative information about our lease contracts.
Under ASC 842, we determine if a contract is a leasing arrangement at inception. Operating lease assets represent our right to control the use of an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use the incremental borrowing rate on the commencement date in determining the present value of our lease payments. We recognize operating lease expense for our operating leases on a straight-line basis over the lease term.
We lease office space and equipment under non-cancelable operating leases which may include renewal or termination options that are reasonably certain of exercise. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to seven years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis. Lease and non-lease components are accounted for together as a single lease component for operating leases associated with our office space and our equipment leases. We apply a portfolio approach for certain equipment leases to effectively account for the operating lease assets and liabilities.
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
Recently Adopted Accounting Standards
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
In February 2016, the FASB issued ASU 2016-02, Leases, which was amended in some respects by subsequent ASUs. We adopted ASC 842 using the modified retrospective basis for reporting. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification for existing leases on the adoption date, and allowed us not to reassess whether an existing contract contains a lease or initial direct costs. As permitted by the guidance, prior comparative periods will not be adjusted under this method.
See Note 1, "Description of Business and Summary of Significant Accounting Policies" for a description of the significant accounting policies for our operating leases. See Note 14, "Leases" for the disclosures required under ASC 842. The adoption of this standard resulted in recognition of operating lease assets in the amount of $148.5 million and lease liabilities in the amount of $206.7 million for operating leases on our Consolidated Balance Sheets as of January 1, 2019. Our existing deferred rent and cease-use liabilities were $62.3 million as of December 31, 2018 and were included as a reduction to the initial measurement of our operating lease assets. Our existing prepaid rent balance was $4.1 million as of December 31, 2018 and was included as a reduction to the initial measurement of our operating lease liabilities. There was no material impact on the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The guidance promotes a framework to help improve the effectiveness of disclosures in the notes to the financial statements and is effective for annual and interim periods beginning after December 15, 2019. We elected, as permitted by the standard, to early adopt ASU 2018-13 as of December 31, 2019 and have prospectively applied the modifications which are limited to presentation and disclosure changes that did not have a material impact on the consolidated financial statements.
Accounting Standards Not Yet Adopted
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

3. Earnings per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including restricted shares and stock options, each using the treasury stock method.
Because we expect to settle the principal amount of the outstanding 2023 Convertible Notes in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the year ended December 31, 2019, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. See Note 13, "Debt" for additional information about the 2023 Convertible Notes.

	Year Ended December 31,
	2019	2018	2017
Numerator — basic and diluted
Net income	$216,726	$150,611	$107,962
Denominator
Weighted average number of common shares outstanding — basic	36,774	37,098	38,697
Effect of dilutive convertible notes	62	—	—
Effect of dilutive stock options	455	491	117
Effect of dilutive restricted shares	820	729	378
Weighted average number of common shares outstanding — diluted	38,111	38,318	39,192
Earnings per common share — basic	$5.89	$4.06	$2.79
Earnings per common share — diluted	$5.69	$3.93	$2.75
Antidilutive stock options and restricted shares	19	175	1,561

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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $28.9 million and $16.1 million for the years ended December 31, 2019 and 2018, respectively.

Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied. Unfulfilled performance obligations primarily consist of fees not yet recognized on a proportional performance basis for fixed-fee arrangements and performance-based and contingent arrangements. As of December 31, 2019 and December 31, 2018, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $2.3 million and $8.8 million, respectively, and we expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $1.3 million and $2.4 million as of December 31, 2019 and 2018, respectively.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of December 31, 2019 and 2018.
5. Special Charges
There were no special charges recorded during the years ended December 31, 2019 and December 31, 2018.
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
6. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the Company's 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017, there were 1,396,183 shares of common stock available for grant as of December 31, 2019.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017
		Restricted		Restricted		Restricted
Income Statement Classification	Options (1)	Shares (2)	Options (1)	Shares (2)	Options (1)	Shares (2)
Direct cost of revenues	$497	$11,869	$780	$9,804	$370	$9,691
Selling, general and administrative expenses	2,628	9,005	2,027	8,191	1,207	4,870
Special charges	—	—	—	—	—	269
Total	$3,125	$20,874	$2,807	$17,995	$1,577	$14,830

(1)	Includes options and cash-settled stock appreciation rights.

(2)	Includes restricted share awards, restricted stock units, performance stock units and cash-settled restricted stock units.

Stock Options
We did not grant any options during the years ended December 31, 2019 and 2018. We used the Black-Scholes option-pricing model to determine the fair value of our option grants during the year ended December 31, 2017 using the assumptions in the table below.

Year Ended December 31,
Assumptions	2017
Risk-free interest rate	1.60%
Dividend yield	—%
Expected term	3 years
Stock price volatility	31.94%

A summary of our stock option activity during the year ended December 31, 2019 is presented below. The aggregate intrinsic value of stock options outstanding and exercisable, or fully vested, at December 31, 2019 in the table below represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2018	935	$36.50
Stock options granted	—	N/A
Stock options exercised	(256)	$37.88
Stock options forfeited	(1)	$30.28
Stock options outstanding at December 31, 2019	678	$35.98	4.7	$50,669
Stock options exercisable at December 31, 2019	605	$35.75	4.6	$45,343

Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $9.7 million, $41.6 million and $4.1 million, respectively. The tax benefit realized from stock options exercised totaled $0.7 million, $4.0 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 was $13.2 million, $26.4 million and $0.9 million, respectively.

The following is a summary of stock options outstanding and exercisable as of December 31, 2019.

	Options Outstanding			Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)		Weighted Average Exercise Price
Exercise Price Range	Options			Shares
$26.68-$33.95	137	$31.46	3.7	124	$31.53
$34.33-$34.62	138	$34.40	5.4	138	$34.40
$35.73-$36.87	195	$36.67	4.4	188	$36.68
$36.89-$40.36	202	$39.28	5.4	149	$39.12
$41.69-$41.69	6	$41.69	0.3	6	$41.69
	678			605

As of December 31, 2019, there was $0.1 million of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized ratably over a weighted average period of 0.2 years.
Restricted Share Awards
A summary of our restricted share activity during the year ended December 31, 2019 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards outstanding at December 31, 2018	992	$43.76
Restricted share awards granted	222	$81.64
Restricted share awards vested	(229)	$43.04
Restricted share awards forfeited	(28)	$38.87
Unvested restricted share awards outstanding at December 31, 2019	957	$52.86

As of December 31, 2019, there was $27.5 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 4.0 years. The total fair value of restricted share awards that vested during the years ended December 31, 2019, 2018 and 2017 was $18.6 million, $10.4 million and $9.9 million, respectively.
Restricted Stock Units
A summary of our restricted stock units activity during the year ended December 31, 2019 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2018	335	$39.72
Restricted stock units granted	30	$82.39
Restricted stock units released	(52)	$42.15
Restricted stock units forfeited	—	N/A
Restricted stock units outstanding at December 31, 2019	313	$43.45

As of December 31, 2019, there was $0.8 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 2.8 years. The total fair value of restricted stock units released for the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $5.4 million and $4.1 million, respectively.

Performance Stock Units
Performance stock units represent common stock potentially issuable in the future, subject to achievement of either market or performance conditions. Our current outstanding performance stock units that are subject to market conditions vest based on the adjusted total shareholder return of the Company as compared with the adjusted total shareholder return of the Standard & Poor’s 500 Index over the applicable performance period. Our current outstanding performance stock units that are subject to performance conditions vest based on Adjusted EBITDA metrics over the applicable performance period. The vesting and payout for all of our performance stock units typically range between 0% and up to 150% of the target number of shares granted at the end of a two- or three-year performance period.
A summary of our performance stock units activity during the year ended December 31, 2019 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at December 31, 2018	275	$42.60
Performance stock units granted (1)	170	$77.67
Performance stock units released	(84)	$35.75
Performance stock units forfeited	—	N/A
Performance stock units outstanding at December 31, 2019	361	$60.67

(1)	Performance stock units granted are presented at the maximum potential payout percentage of 150% of target shares granted.
As of December 31, 2019, there was $6.3 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 1.1 years. The total fair value of performance stock units that released during the years ended December 31, 2019 and 2018 was $5.8 million and $1.4 million, respectively. There were no performance stock units that released during the year ended December 31, 2017.
The table below reflects the weighted average grant date fair value per share of stock options, restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2019, 2018 and 2017. The fair value of our stock options is calculated using the Black-Scholes option-pricing model. The fair value of our restricted stock awards, restricted stock units and our performance stock units that are subject to performance conditions is determined based on the closing market price per share of our common stock on the grant date. The fair value of our performance stock units that are subject to market conditions reflects the market conditions as of the grant date using a Monte Carlo simulation.

	Year Ended December 31,
	2019	2018	2017
Weighted average fair value of grants
Stock options	$—	$—	$9.56
Restricted share awards, restricted stock units and performance stock units	$80.10	$51.73	$38.88

7. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Interest Income and Other	2019	2018	2017
Interest income	$4,761	$5,448	$3,968
Foreign exchange transaction gains (losses), net	(3,056)	261	(77)
Other	356	(732)	(139)
Total	$2,061	$4,977	$3,752

8. Balance Sheet Details

	December 31,
	2019	2018
Prepaid expenses and other current assets
Prepaid expenses	$39,740	$35,762
Income tax receivable	8,161	18,947
Other current assets	32,909	14,739
Total	$80,810	$69,448
Accounts payable, accrued expenses and other
Accounts payable	$18,346	$17,728
Accrued expenses	46,511	52,461
Accrued interest payable	2,243	2,358
Accrued taxes payable	35,895	13,119
Current operating lease liabilities	35,727	—
Other current liabilities	20,214	18,934
Total	$158,936	$104,600

9. Property and Equipment
Property and equipment consist of the following.

	December 31,
	2019	2018
Leasehold improvements	$99,837	$88,623
Construction in progress	4,359	2,754
Furniture and equipment	36,698	34,865
Computer equipment and software	119,904	106,318
	260,798	232,560
Accumulated depreciation	(167,126)	(147,983)
Property and equipment, net	$93,672	$84,577

Depreciation expense for property and equipment totaled $30.1 million, $26.2 million and $24.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

10. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment.

	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2017
Goodwill	$454,816	$233,719	$268,995	$117,740	$323,672	$1,398,942
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2017	454,816	233,719	268,995	117,740	129,533	1,204,803
Sale of business (1)	—	—	—	(20,928)	—	(20,928)
Foreign currency translation adjustment and other	(3,819)	(2,182)	(448)	(89)	(5,021)	(11,559)
Balance at December 31, 2018
Goodwill	450,997	231,537	268,547	96,723	318,651	1,366,455
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2018	450,997	231,537	268,547	96,723	124,512	1,172,316
Acquisitions (2)	27,389	—	—	—	—	27,389
Foreign currency translation adjustment and other	456	583	130	47	1,846	3,062
Balance at December 31, 2019
Goodwill	478,842	232,120	268,677	96,770	320,497	1,396,906
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2019	$478,842	$232,120	$268,677	$96,770	$126,358	$1,202,767

(1)	During the year ended December 31, 2018, we sold a business within our Technology segment for proceeds of $50.3 million. We wrote off $20.9 million in goodwill as a result of the sale.

(2)
During the year ended December 31, 2019, we acquired a restructuring business that was assigned to the Corporate Finance segment. We recorded $27.4 million in goodwill based on a preliminary purchase price allocation as a result of the acquisition. We have included the results of the acquired business’s operations in the Corporate Finance segment since its acquisition date.

Other Intangible Assets
Other intangible assets were as follows:

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	14.2	$99,613	$76,808	$22,805	$99,080	$71,036	$28,044
Trademarks (1)	6.0	9,855	653	9,202	—	—	—
Acquired software and other (1)	9.1	3,386	2,061	1,325	3,107	1,618	1,489
	13.4	112,854	79,522	33,332	102,187	72,654	29,533
Non-amortizing intangible assets
Trademarks	Indefinite	5,100	—	5,100	5,100	—	5,100
Total		$117,954	$79,522	$38,432	$107,287	$72,654	$34,633

(1)	During the year ended December 31, 2019, we acquired a restructuring business and its related intangible assets that were assigned to the Corporate Finance segment.
Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $8.2 million, $8.2 million and $10.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.
We estimate our future amortization expense for our intangible assets with a finite life to be as follows:

As of December 31, 2019 (1)
Year
2020	$9,393
2021	8,861
2022	7,028
2023	3,604
2024	2,207
Thereafter	2,239
$33,332

(1)
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, or other relevant factors or changes.

11. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees.

	December 31,
	2019	2018
Notes receivable from employees — beginning	$113,699	$123,796
Notes granted	28,879	32,937
Repayments	(13,179)	(5,405)
Amortization	(26,294)	(36,418)
Cumulative translation adjustment and other	1,034	(1,211)
Notes receivable from employees — ending	104,139	113,699
Less: current portion	(35,106)	(29,228)
Notes receivable from employees, net of current portion	$69,033	$84,471

As of December 31, 2019 and 2018, there were 303 and 294 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2019, 2018 and 2017 was $26.3 million, $36.4 million and $26.8 million, respectively.
12. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our other financial instruments by hierarchy level as of December 31, 2019 and 2018.

	December 31, 2019
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1) (2)	$14,826	$—	$—	$14,826
Long-term debt (3)	275,609	—	398,016	—
Total	$290,435	$—	$398,016	$14,826

	December 31, 2018
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$3,698	$—	$—	$3,698
Long-term debt (3)	265,571	—	291,837	—
Total	$269,269	$—	$291,837	$3,698

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.

(2)	During the year ended December 31, 2019, we acquired a restructuring business that was assigned to the Corporate Finance segment.

(3)	The carrying values include unamortized deferred debt issue costs and debt discount.
The fair value of financial instruments not included in this table are estimated to be equal to their carrying value as of December 31, 2019 and 2018.

We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. We have multiple valuation models that use different inputs and assumptions based on the timing of the acquisitions. As a result, the significant unobservable inputs used in these models vary. The acquisition-related contingent consideration subject to the probability-weighted discounted cash flow model was valued using significant unobservable inputs including a discount rate of 13.5% and future cash flows. The acquisition-related contingent consideration subject to the Monte Carlo simulation was valued using significant unobservable inputs including a volatility rate of 30.0% and a discount rate of 13.6%, which reflects the weighted average of our cost of debt and adjusted cost of equity of the acquired company. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available.
The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Liability for Acquisition-Related Contingent Consideration
Balance at December 31, 2016	$5,692
Additions (1)	3,426
Accretion for time value of money (2)	1,589
Remeasurement gain (3)	702
Payments	(5,161)
Transfer out	(2,498)
Balance at December 31, 2017	$3,750
Accretion for time value of money (2)	479
Payments	(531)
Balance at December 31, 2018	$3,698
Additions (1)	9,746
Accretion for time value of money (2)	2,372
Payments	(1,000)
Foreign currency translation adjustment (4)	10
Balance at December 31, 2019	$14,826

(1)	We acquired restructuring businesses that were assigned to the Corporate Finance segment during the years ended December 31, 2017 and 2019.

(2)	Accretion for the time value of money is included in "Selling, general and administrative expenses" on the Consolidated Statements of Comprehensive Income.

(3)
Remeasurement gain or loss resulting from a change in the fair value of an acquisition's contingent consideration liability is recorded in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.

(4)	Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Consolidated Statements of Comprehensive Income.

13. Debt
The table below summarizes the components of the Company’s debt:

	December 31,
	2019	2018
2023 Convertible Notes	$316,250	$316,250
Total debt	316,250	316,250
Less: deferred debt discount	(35,393)	(43,998)
Less: deferred debt issue costs	(5,248)	(6,681)
Long-term debt, net (1)	$275,609	$265,571
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)	There were no current portions of long-term debt as of December 31, 2019 and 2018.
2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, and will mature on August 15, 2023, unless earlier converted or repurchased. The 2023 Convertible Notes are senior unsecured obligations of the Company.
The 2023 Convertible Notes are convertible at an initial conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to an initial conversion price of approximately $101.38 per share of common stock). Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances. The circumstances required to allow the holders to convert their 2023 Convertible Notes were not met as of December 31, 2019.
If we undergo a fundamental change (as defined in the indenture governing the 2023 Convertible Notes), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes.
The debt discount is amortized to interest expense over the term of the 2023 Convertible Notes using the effective interest rate method.
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

The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	December 31,
	2019	2018
Contractual interest expense	$6,325	$2,302
Amortization of debt discount (1)	8,606	3,018
Total	$14,931	$5,320

(1)    The effective interest rate of the liability component was 5.45%.
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
Credit Facility
On June 26, 2015, we entered into a credit agreement, which provides for a $550.0 million senior secured revolving credit facility ("Original Credit Facility") maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to the Original Credit Facility, to, among other things, extend the maturity to November 30, 2023 and incurred an additional $1.7 million of debt issuance costs (the Original Credit Facility as amended and restated, the “Credit Facility”). At the Company’s option, borrowings under the Credit Facility in USD, euro and British pound will bear interest at either one-, two- or three-month London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.25% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time. The lenders have a security interest in substantially all of the assets of the Company and substantially all of its domestic subsidiaries.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
There were no borrowings outstanding under the Credit Facility as of December 31, 2019 and 2018. Additionally, $1.0 million of the borrowing limit was used (and, therefore, unavailable) as of December 31, 2019 for letters of credit.
There were $2.0 million and $3.6 million of unamortized debt issue costs related to the Credit Facility as of December 31, 2019 and 2018, respectively. These amounts were included in “Other assets” on our Consolidated Balance Sheets.
14. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease term from six months to seven years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below summarizes the carrying amount of our operating lease assets and liabilities:

		As of
Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$159,777
Total lease assets		$159,777
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$35,727
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	176,378
Total lease liabilities		$212,105

The table below summarizes total lease costs for the year ended December 31, 2019:

Year Ended December 31,
Lease Cost	2019
Operating lease costs	$45,144
Short-term lease costs	3,173
Variable lease costs	11,962
Sublease income	(5,015)
Total lease cost	$55,264

We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to selling, general and administrative (“SG&A”) expenses on the Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $4.9 million in 2020, $4.5 million in 2021, $0.7 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in years beyond 2024.
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Consolidated Balance Sheets, our weighted average remaining lease term and weighted average discount rate:

As of
December 31, 2019
2020	$45,849
2021	51,331
2022	32,194
2023	26,896
2024	23,654
Thereafter	77,162
Total future lease payments	257,086
Less: imputed interest	(44,981)
Total	$212,105

Weighted average remaining lease term (years)
Operating leases	6.5

Weighted average discount rate
Operating leases	5.6%

The table below summarizes cash paid for our operating lease liabilities and other non-cash information:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	$46,079

Operating lease assets obtained in exchange for lease liabilities	$37,774

Operating Lease Commitments
Under ASC 840, Leases, our future minimum payments for all operating lease obligations that have initial non-cancelable lease terms exceeding one year, net of rental income from subleases as of December 31, 2018, were as follows:

	Operating Leases	Sublease Rental Income

2019	$49,757	$4,760
2020	47,084	3,944
2021	44,480	3,864
2022	24,471	707
2023	20,309	614
Thereafter	75,190	939
Total	$261,291	$14,828

15. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.
16. Income Taxes
On December 22, 2017, the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act included a number of changes to the U.S. Internal Revenue Code, including a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and a one-time transition tax on certain unrepatriated foreign earnings (the “Transition Tax”). Prospective changes from the 2017 Tax Act that began in 2018 include imposed limitations on the deductibility of executive compensation and interest, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a new provision designed to tax global intangible low-taxed income ("GILTI"). The Company has made an accounting policy election to account for the tax effects of the GILTI provision as a period cost.
The table below summarizes significant components of deferred tax assets and liabilities.

	Year Ended December 31,
	2019	2018
Deferred tax assets
Allowance for doubtful accounts	$13,041	$11,792
Accrued vacation and bonus	27,438	23,545
Deferred rent	—	9,016
Share-based compensation	12,647	11,837
Notes receivable from employees	12,187	12,993
State net operating loss carryforward	2,066	3,510
Foreign net operating loss carryforward	9,388	9,857
Federal tax credit and capital loss carryforward	7,336	9,470
Deferred compensation	2,117	1,801
Operating lease assets	43,397	—
Employee benefits obligations	1,191	943
Other, net	1,898	186
Total deferred tax assets	132,706	94,950
Deferred tax liabilities
Revenue recognition	(6,732)	(5,087)
Operating lease liabilities	(29,671)	—
Property and equipment, net	(3,797)	(6,652)
Equity debt discount	(8,890)	(11,014)
Goodwill and other intangible assets	(209,250)	(199,964)
Total deferred tax liabilities	(258,340)	(222,717)
Foreign withholding tax	(1,195)	(413)
Valuation allowance	(19,865)	(21,929)
Net deferred tax liabilities	$(146,694)	$(150,109)

As of December 31, 2019 and 2018, the Company recorded certain deferred tax assets related to foreign tax credits, capital losses and foreign net operating loss carryforwards, which can be carried forward for periods ranging from 10 years to indefinite. Based on forward-looking financial information, the Company believes it is not more likely than not that the attributes will be utilized. Therefore, valuation allowances of $19.9 million and $21.9 million are recorded against the Company’s deferred tax assets as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company has not recorded a $22.9 million deferred tax liability related to the basis difference in the investment in our foreign subsidiaries, as the investment is considered permanent in nature.

The table below summarizes the components of income before income tax provision (benefit) from continuing operations.

	Year Ended December 31,
	2019	2018	2017
Domestic	$150,860	$96,543	$30,013
Foreign	137,590	111,249	57,092
Total	$288,450	$207,792	$87,105

The table below summarizes the components of income tax provision (benefit) from continuing operations.

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$30,651	$10,847	$15,164
State	7,702	4,447	742
Foreign	37,083	21,056	14,816
	75,436	36,350	30,722
Deferred
Federal	(1,767)	14,538	(47,820)
State	785	503	(152)
Foreign	(2,730)	5,790	(3,607)
	(3,712)	20,831	(51,579)
Income tax provision (benefit)	$71,724	$57,181	$(20,857)

Our income tax provision (benefit) from continuing operations resulted in effective tax rates that varied from the statutory federal income tax rate as summarized below.

	Year Ended December 31,
	2019	2018	2017
Income tax expense at federal statutory rate	$60,575	$43,636	$30,487
State income taxes, net of federal benefit	8,430	4,950	781
Detriment (benefit) from foreign tax rates	3,425	3,655	(8,500)
Valuation allowance on foreign net operating loss carryforward	260	(450)	253
Other expenses not deductible for tax purposes	4,362	3,543	2,466
Adjustment to reserve for uncertain tax positions	2,504	(132)	456
Impact of 2017 U.S. tax reform — deferred tax	—	(706)	(63,525)
Impact of 2017 U.S. tax reform — Transition Tax	(1,088)	50	18,655
Sale of Ringtail business	(2,097)	3,798	—
Equity-based compensation	(4,447)	(1,371)	809
Other adjustments, net	(200)	208	(2,739)
Income tax provision (benefit)	$71,724	$57,181	$(20,857)

The income tax expense for the years ended December 31, 2019 and 2018 was $71.7 million and $57.2 million, respectively. The increase in expense is primarily attributable to higher pre-tax income in 2019 as compared with 2018.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2015. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2013.

Our liability for uncertain tax positions was $11.1 million and $3.7 million as of December 31, 2019 and 2018, respectively. The Company does not expect any of the uncertain tax positions to settle within the next 12 months. As of December 31, 2019, our accrual for the payment of tax-related interest and penalties was not significant.
17. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017 and February 21, 2019, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $400.0 million. No time limit has been established for the completion of the Repurchase Program and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2019, we have $66.6 million available under this program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2019	2018	2017
Shares of common stock repurchased and retired	1,258	756	4,674
Average price per share	$84.16	$53.88	$35.94
Total cost	$105,915	$40,722	$168,001

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
18. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. Effective in 2018, we increased our matching percentage. We made contributions related to the plan of $17.4 million, $15.2 million and $11.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.
We also maintain several defined contribution pension plans for our employees in the United Kingdom and other foreign countries. We contributed to these plans $7.3 million, $7.7 million and $6.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.
19. Segment Reporting
We manage our business in five reportable segments: Corporate Finance, FLC, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world and delivers a wide range of service offerings related to restructuring, business transformation and transactions. Our restructuring practice includes corporate restructuring, including bankruptcy and interim management services. Our business transformation and transactions practices include financial, operational and performance improvement services, as well as due diligence, financing advisory, mergers and acquisitions ("M&A") advisory, M&A integration, carveout support and valuations.
Our FLC segment provides law firms, companies, government clients and other interested parties with multidisciplinary and independent services related to risk advisory, investigations and disputes. We have expertise in anti-corruption/anti-money laundering investigations and compliance, cybersecurity, data analytics, export controls and sanctions, and monitorship. We offer specialized industry expertise in the areas of insurance, construction, healthcare, environmental and trial services.

Our Economic Consulting segment provides law firms, companies, government entities and other interested parties with analysis of complex economic issues for use in legal, regulatory and international arbitration proceedings, strategic decision making and public policy debates in the U.S. and around the world.
Our Technology segment provides companies and law firms with a comprehensive and global portfolio of consulting and services for information governance, privacy and security, electronic discovery and insight analytics. Our consulting expertise enables clients to more confidently govern, secure, find, analyze and rapidly understand their data in the context of compliance and risk.
Our Strategic Communications segment designs and executes communications strategies for CEOs, management teams and boards of directors that help them seize opportunities, manage financial, regulatory and reputational challenges, navigate market disruptions, articulate their corporate brand, stake a competitive position, and preserve their freedom to operate.
We evaluate the performance of our operating segments based on Adjusted Segment EBITDA, a GAAP financial measure. We define Adjusted Segment EBITDA as a segment’
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Revenues
Corporate Finance	$723,721	$564,479	$482,041
FLC	577,780	520,333	462,324
Economic Consulting	592,542	533,979	496,029
Technology	215,584	185,755	174,850
Strategic Communications	243,090	223,331	192,488
Total revenues	$2,352,717	$2,027,877	$1,807,732
Adjusted Segment EBITDA
Corporate Finance	$160,735	$121,660	$82,863
FLC	104,435	96,821	72,705
Economic Consulting	84,112	69,955	61,964
Technology	45,688	27,387	22,171
Strategic Communications	44,544	42,918	27,732
Total Adjusted Segment EBITDA	$439,514	$358,741	$267,435

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

	Year Ended December 31,
	2019	2018	2017
Net income	$216,726	$150,611	$107,962
Add back:
Income tax provision (benefit)	71,724	57,181	(20,857)
Interest income and other	(2,061)	(4,977)	(3,752)
Interest expense	19,206	27,149	25,358
Gain on sale of business	—	(13,031)	—
Loss on early extinguishment of debt	—	9,072	—
Unallocated corporate expenses	98,398	96,595	83,140
Segment depreciation expense	27,369	27,979	27,112
Amortization of intangible assets	8,152	8,162	10,563
Segment special charges	—	—	37,207
Remeasurement of acquisition-related contingent consideration	—	—	702
Total Adjusted Segment EBITDA	$439,514	$358,741	$267,435

The table below presents assets by segment. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and other intangible assets.

	December 31,
	2019	2018
Corporate Finance	$814,820	$707,924
FLC	462,155	412,667
Economic Consulting	543,475	516,123
Technology	200,430	171,002
Strategic Communications	217,129	212,147
Total segment assets	2,238,009	2,019,863
Unallocated corporate assets	545,133	359,258
Total assets	$2,783,142	$2,379,121

The table below details information on our revenues for the years ended December 31, 2019, 2018 and 2017. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2019	2018	2017
U.S.	$1,555,133	$1,372,116	$1,262,682
United Kingdom	389,338	302,576	251,843
All other foreign countries	408,246	353,185	293,207
Total revenues	$2,352,717	$2,027,877	$1,807,732

We do not have a single customer that represents 10% or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets by geographic location, which is based on the location of the legal entity holding the assets. We define net assets as total assets less total liabilities.

	December 31, 2019			December 31, 2018
	U.S.	United Kingdom	All Other Foreign Countries	U.S.	United Kingdom	All Other Foreign Countries
Property and equipment, net	$63,563	$16,423	$13,686	$59,611	$14,023	$10,943
Net assets	$925,288	$196,087	$367,767	$867,321	$160,894	$320,610

20. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Revenues	$551,274	$606,119	$593,106	$602,218
Operating expenses
Direct cost of revenues	349,066	386,266	380,892	418,672
Selling, general and administrative expenses	113,185	129,906	127,951	133,032
Amortization of other intangible assets	1,861	1,852	2,125	2,314
	464,112	518,024	510,968	554,018
Operating income	87,162	88,095	82,138	48,200
Interest income and other	159	2,609	2,973	(3,680)
Interest expense	(4,746)	(4,793)	(4,832)	(4,835)
Income before income tax provision	82,575	85,911	80,279	39,685
Income tax provision	19,930	21,313	19,857	10,624
Net income	$62,645	$64,598	$60,422	$29,061
Earnings per common share — basic (1)	$1.69	$1.75	$1.65	$0.80
Earnings per common share — diluted (1)	$1.64	$1.69	$1.59	$0.76
Weighted average common shares outstanding
Basic	36,981	36,960	36,617	36,545
Diluted	38,219	38,168	37,938	38,126

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Revenues	$497,774	$512,098	$513,012	$504,993
Operating expenses
Direct cost of revenues	321,117	330,318	336,477	340,162
Selling, general and administrative expenses	112,128	117,897	117,448	118,163
Amortization of other intangible assets	2,270	2,052	1,975	1,865
	435,515	450,267	455,900	460,190
Operating income	62,259	61,831	57,112	44,803
Interest income and other	(1,800)	2,474	1,400	2,903
Interest expense	(6,244)	(6,583)	(7,246)	(7,076)
Gain on sale of business	—	—	13,031	—
Loss on early extinguishment of debt	—	—	—	(9,072)
Income before income tax provision	54,215	57,722	64,297	31,558
Income tax provision	15,270	14,113	19,964	7,834
Net income	$38,945	$43,609	$44,333	$23,724
Earnings per common share — basic (1)	$1.06	$1.18	$1.19	$0.63
Earnings per common share — diluted (1)	$1.04	$1.14	$1.14	$0.61
Weighted average common shares outstanding
Basic	36,700	37,001	37,318	37,368
Diluted	37,612	38,271	38,756	38,628

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted average number of common shares outstanding during each quarterly period.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2019, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission ("SEC").
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance” and “Information About Our Executive Officers and Compensation” is incorporated herein by reference.
We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at http://www.fticonsulting.com/~/media/Files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website within four business days following the date of the amendment or waiver, or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, Maryland 21209.
ITEM 11.    EXECUTIVE COMPENSATION
The information contained in our proxy statement under the caption “Information About Our Executive Officers and Compensation” is incorporated herein by reference.
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
		Consolidated Balance Sheets — December 31, 2019 and 2018
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Cash Flows — Years Ended December 31, 2019, 2018 and 2017
		Notes to Consolidated Financial Statements
	(2)	The following financial statement schedule is included in this Annual Report:
		Schedule II — Valuation and Qualifying Accounts
		All schedules, other than the schedule listed above, are omitted as the information is not required or is otherwise provided.

FTI Consulting, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions			Balance at End of Period
		Charged to Expense	Charged to Other Accounts*
Description				Deductions**
Year Ended December 31, 2019
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$202,394	$19,602	$56,238	$12,734	$265,500
Valuation allowance for deferred tax asset	$21,929	$—	$—	$2,064	$19,865
Year Ended December 31, 2018
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$180,687	$17,872	$25,300	$21,465	$202,394
Valuation allowance for deferred tax asset	$21,621	$308	$—	$—	$21,929
Year Ended December 31, 2017
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts and unbilled services	$178,819	$15,386	$9,656	$23,174	$180,687
Valuation allowance for deferred tax asset	$18,900	$2,721	$—	$—	$21,621

* Includes estimated provision for unbilled services recorded as a reduction to revenues (i.e., fee, rate and other adjustments).
** Includes estimated direct write-offs of uncollectible and unrealizable accounts receivable.

Exhibit Number	Description of Exhibits

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

4.3 †	Description of Securities.

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

10.93 *
Amendment No. 4 dated as of February 28, 2019 to Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.94 *
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.95 *
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.96 *
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of May 14, 2015, by and between FTI Consulting, Inc. and Curtis Lu. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

10.97 *
Amendment No. 3 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 15, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.98 *
Offer Letter dated as of March 1, 2019, by and between FTI Consulting, Inc. and Brendan Keating. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 6, 2020, filed with the SEC on March 7, 2019 and incorporated herein by reference.)

10.99 *
Amendment No. 5 made and entered into as of January 8, 2020 to Employment Agreement dated December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 9, 2020, filed with the SEC on January 13, 2020 and incorporated herein by reference.)

11.1 †	Computation of Earnings per Share (included in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 herein).

14.0
FTI Consulting, Inc. Code of Ethics and Business Conduct, as Amended and Restated effective February 21, 2018. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2018, filed with the SEC on February 27, 2019 and incorporated herein by reference.)

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

99.3
Corporate Governance Guidelines, as last Amended and Restated Effective as of September 20, 2018. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2018, filed with the SEC on February 27, 2019 and incorporated herein by reference.)

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

101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2019, included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or arrangement.
† Filed or furnished herewith.
** With certain exceptions, annexes, exhibits and schedules (or similar attachments) to the Amendment and Restatement Agreement and exhibits and Schedules to the Amended and Restated Credit Agreement are not filed. FTI Consulting, Inc. will furnish supplementally a copy of any omitted annex, exhibit or schedule to the Securities and Exchange Commission upon request.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 25th day of February 2020.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer (Principal Financial Officer)	February 25, 2020
Ajay Sabherwal
/s/ BRENDAN KEATING	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2020
Brendan Keating
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 25, 2020
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 25, 2020
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 25, 2020
Mark S. Bartlett
/s/ CLAUDIO COSTAMAGNA	Director	February 25, 2020
Claudio Costamagna
/s/ VERNON ELLIS	Director	February 25, 2020
Vernon Ellis
/s/ NICHOLAS C. FANANDAKIS	Director	February 25, 2020
Nicholas C. Fanandakis
/s/ LAUREEN E. SEEGER	Director	February 25, 2020
Laureen E. Seeger