Form 10-Q
period 2020-03-31
FTI CONSULTING, INC
filed 2020-04-30
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2020
Common Stock, $0.01 par value	37,098,282

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$223,063	$369,373
Accounts receivable:
Billed receivables	584,620	540,584
Unbilled receivables	436,944	418,288
Allowance for doubtful accounts and unbilled services	(284,666)	(265,500)
Accounts receivable, net	736,898	693,372
Current portion of notes receivable	31,942	35,106
Prepaid expenses and other current assets	74,544	80,810
Total current assets	1,066,447	1,178,661
Property and equipment, net	92,852	93,672
Operating lease assets	149,570	159,777
Goodwill	1,191,948	1,202,767
Other intangible assets, net	35,682	38,432
Notes receivable, net	63,801	69,033
Other assets	36,881	40,800
Total assets	$2,637,181	$2,783,142
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$170,930	$158,936
Accrued compensation	240,192	416,903
Billings in excess of services provided	40,219	36,698
Total current liabilities	451,341	612,537
Long-term debt, net	328,193	275,609
Noncurrent operating lease liabilities	163,594	176,378
Deferred income taxes	152,347	151,352
Other liabilities	73,022	78,124
Total liabilities	1,168,497	1,294,000
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 37,110 (2020) and 37,390 (2019)	371	374
Additional paid-in capital	170,062	216,162
Retained earnings	1,470,200	1,413,453
Accumulated other comprehensive loss	(171,949)	(140,847)
Total stockholders' equity	1,468,684	1,489,142
Total liabilities and stockholders' equity	$2,637,181	$2,783,142

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$604,593	$551,274
Operating expenses
Direct cost of revenues	402,247	349,066
Selling, general and administrative expenses	126,959	113,185
Amortization of other intangible assets	2,331	1,861
	531,537	464,112
Operating income	73,056	87,162
Other income (expense)
Interest income and other	5,017	159
Interest expense	(4,861)	(4,746)
	156	(4,587)
Income before income tax provision	73,212	82,575
Income tax provision	16,465	19,930
Net income	$56,747	$62,645
Earnings per common share — basic	$1.56	$1.69
Earnings per common share — diluted	$1.49	$1.64
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(31,102)	$5,223
Total other comprehensive income (loss), net of tax	(31,102)	5,223
Comprehensive income	$25,645	$67,868

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$56,747	$—	$56,747
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31,102)	(31,102)
Issuance of common stock in connection with:
Exercise of options	34	1	1,206	—	—	1,207
Restricted share grants, less net settled shares of 58	136	1	(6,768)	—	—	(6,767)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(450)	(5)	(50,306)	—	—	(50,311)
Share-based compensation	—	—	7,454	—	—	7,454
Balance at March 31, 2020	37,110	$371	$170,062	$1,470,200	$(171,949)	$1,468,684

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$62,645	$—	$62,645
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,223	5,223
Issuance of common stock in connection with:
Exercise of options	55	1	2,211	—	—	2,212
Restricted share grants, less net settled shares of 38	153	1	(2,740)	—	—	(2,739)
Stock units issued under incentive compensation plan	—	—	1,346	—	—	1,346
Purchase and retirement of common stock	(328)	(3)	(21,880)	—	—	(21,883)
Share-based compensation	—	—	6,393	—	—	6,393
Balance at March 31, 2019	38,027	$380	$284,864	$1,259,372	$(142,594)	$1,402,022

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$56,747	$62,645
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,823	7,066
Amortization and impairment of other intangible assets	2,331	1,861
Acquisition-related contingent consideration	506	93
Provision for doubtful accounts	3,872	3,784
Share-based compensation	7,454	6,393
Amortization of debt discount and issuance costs	2,978	2,860
Deferred income taxes	545	8,752
Other	—	(42)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(60,963)	(95,746)
Notes receivable	7,051	9,653
Prepaid expenses and other assets	9,442	5,979
Accounts payable, accrued expenses and other	11,136	(450)
Income taxes	(667)	2,534
Accrued compensation	(176,070)	(123,260)
Billings in excess of services provided	4,253	5,792
Net cash used in operating activities	(123,562)	(102,086)
Investing activities
Purchases of property and equipment	(8,236)	(10,153)
Other	8	72
Net cash used in investing activities	(8,228)	(10,081)
Financing activities
Borrowings under revolving line of credit	55,000	—
Repayments under revolving line of credit	(5,000)	—
Purchase and retirement of common stock	(49,135)	(21,883)
Net issuance of common stock under equity compensation plans	(5,583)	(605)
Payments for business acquisition liabilities	—	(1,282)
Deposits and other	3,870	1,003
Net cash used in financing activities	(848)	(22,767)
Effect of exchange rate changes on cash and cash equivalents	(13,672)	2,106
Net decrease in cash and cash equivalents	(146,310)	(132,828)
Cash and cash equivalents, beginning of period	369,373	312,069
Cash and cash equivalents, end of period	$223,063	$179,241
Supplemental cash flow disclosures
Cash paid for interest	$3,136	$3,450
Cash paid for income taxes, net of refunds	$16,588	$8,644
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,314	$1,346
  See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.
2. New Accounting Standards
 Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15 ("ASU 2018-15"), Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires companies to capitalize implementation costs of a hosting arrangement that is a service contract and expense those costs over the term of the hosting arrangement. On January 1, 2020, we prospectively adopted ASU 2018-15 for eligible costs incurred on or after the adoption date. The adoption of this standard may result in the recognition of additional internal use software costs, which are included in the “Property and equipment, net” financial statement line item on the Condensed Consolidated Balance Sheets. There was no material impact on the Condensed Consolidated Balance Sheets as of March 31, 2020 or on the Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020.
Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to reduce the complexity in accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. The amendments in this ASU are effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the three months ended March 31, 2020, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended March 31,
	2020	2019
Numerator — basic and diluted
Net income	$56,747	$62,645
Denominator
Weighted average number of common shares outstanding — basic	36,415	36,981
Effect of dilutive convertible notes	433	—
Effect of dilutive stock options	461	431
Effect of dilutive restricted shares	881	807
Weighted average number of common shares outstanding — diluted	38,190	38,219
Earnings per common share — basic	$1.56	$1.69
Earnings per common share — diluted	$1.49	$1.64
Antidilutive stock options and restricted shares	12	49

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

•
Fixed-fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenues earned to date by applying the proportional performance method. Generally, these arrangements have one performance obligation.

•
Performance-based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. We recognize revenues earned to date in an amount that is probable not to reverse and by applying the proportional performance method when the criteria for over time revenue recognition are met.

Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers.
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $8.3 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively.
Unfulfilled performance obligations represent the remaining contract transaction prices allocated to the performance obligations that are unsatisfied. Unfulfilled performance obligations primarily consist of fees not yet recognized on a proportional performance basis for fixed-fee arrangements and performance-based and contingent arrangements. As of March 31, 2020 and December 31, 2019, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $1.4 million and $2.3 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2020 and $1.3 million as of December 31, 2019.

Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay us upfront fees before we begin work for them. The contract liability balance was immaterial as of March 31, 2020 and December 31, 2019.
5. Accounts Receivable and Allowance for Doubtful Accounts
Timing of revenue recognition often differs from the timing of billing to our customers. Generally, we transfer goods or services to a customer before the customer pays consideration or payment is due. If we have an unconditional right to invoice and receive payment for goods or services already provided, we record billed and unbilled receivables on our Condensed Consolidated Balance Sheets. Our contract terms generally include a requirement of payment within 30 days when no contingencies exist. Payment terms and conditions vary depending on the jurisdiction, market and type of service, and whether regulatory or other third-party approvals are required. At times, we may execute contracts in a form provided by customers that might include different payment terms and contracts may be negotiated at the client’s request.
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled receivables. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we discover that collectability is not reasonably assured. These adjustments are recorded to “Selling, general and administrative expenses” ("SG&A") on the Condensed Consolidated Statements of Comprehensive Income. Our bad debt expense totaled $3.9 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively. Our write-offs totaled $6.1 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.
6. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2019
Goodwill	$478,842	$232,120	$268,677	$96,770	$320,497	$1,396,906
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2019	478,842	232,120	268,677	96,770	126,358	1,202,767
Foreign currency translation adjustment and other	(3,771)	(1,802)	(331)	(81)	(4,834)	(10,819)
Balance at March 31, 2020
Goodwill	475,071	230,318	268,346	96,689	315,663	1,386,087
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at March 31, 2020	$475,071	$230,318	$268,346	$96,689	$121,524	$1,191,948

Other Intangible Assets
Other intangible assets were as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$97,870	$77,171	$20,699	$99,613	$76,808	$22,805
Trademarks	9,730	1,051	8,679	9,855	653	9,202
Acquired software and other	3,319	2,115	1,204	3,386	2,061	1,325
	110,919	80,337	30,582	112,854	79,522	33,332
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$116,019	$80,337	$35,682	$117,954	$79,522	$38,432

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.3 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of March 31, 2020 (1)
2020 (remaining)	$6,939
2021	8,740
2022	6,944
2023	3,564
2024	2,177
Thereafter	2,218
$30,582

(1)
Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

7. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$15,184	$—	$—	$15,184
2023 Convertible Notes (2)	278,193	—	417,937	—
Total	$293,377	$—	$417,937	$15,184

	December 31, 2019
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$14,826	$—	$—	$14,826
2023 Convertible Notes (2)	275,609	—	398,016	—
Total	$290,435	$—	$398,016	$14,826

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

(2)	The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equivalent to their carrying values as of March 31, 2020 and December 31, 2019.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our 2023 Convertible Notes is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. We have multiple valuation models that use different inputs and assumptions based on the timing of the acquisitions. As a result, the significant unobservable inputs used in these models vary. The acquisition-related contingent consideration subject to the probability-weighted discounted cash flow model was valued using significant unobservable inputs including a discount rate of 13.5% and future cash flows. The acquisition-related contingent consideration subject to the Monte Carlo simulation was valued using significant unobservable inputs including a volatility rate of 30.0%, a discount rate of 13.6%, which reflects the weighted average of our cost of debt and adjusted cost of equity of the acquired company, and future cash flows. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available.

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Liability for Acquisition-Related Contingent Consideration
Balance at December 31, 2019	$14,826
Accretion for time value of money (1)	506
Foreign currency translation adjustment (2)	(148)
Balance at March 31, 2020	$15,184

Liability for Acquisition-Related Contingent Consideration
Balance at December 31, 2018	$3,698
Accretion for time value of money (1)	93
Balance at March 31, 2019	$3,791

(1)	Accretion for the time value of money is included in "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Comprehensive Income.

(2)	Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Condensed Consolidated Statements of Comprehensive Income.
8. Debt
The table below summarizes the components of the Company’s debt:

	March 31, 2020	December 31, 2019
2023 Convertible Notes	$316,250	$316,250
Credit Facility	50,000	—
Total debt	366,250	316,250
Less: deferred debt discount	(33,168)	(35,393)
Less: deferred debt issue costs	(4,889)	(5,248)
Long-term debt, net (1)	$328,193	$275,609
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)	There were no current portions of long-term debt as of March 31, 2020 and December 31, 2019.
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
The 2023 Convertible Notes are convertible at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Subject to the conditions set forth in the indenture governing the 2023 Convertible Notes, holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were not met as of March 31, 2020.

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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,581	$1,581
Amortization of debt discount (1)	2,225	2,108
Total	$3,806	$3,689

(1)	The effective interest rate of the liability component was 5.45% as of March 31, 2020.
Credit Facility
On June 26, 2015, we entered into a credit agreement (the "Original Credit Agreement"), which provides for a $550.0 million senior secured bank revolving credit facility (the “Credit Facility”) maturing on June 26, 2020. In November 2018, we amended and restated the Original Credit Agreement, to, among other things, extend the maturity of the revolving loans under the Credit Facility to November 30, 2023 and incurred an additional $1.7 million of debt issuance costs (the Original Credit Agreement as amended and restated, the “Credit Agreement”).
The Company classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Agreement are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) as of March 31, 2020 for letters of credit.
There were $1.6 million and $2.0 million of unamortized debt issue costs related to the Credit Facility as of March 31, 2020 and December 31, 2019, respectively. These amounts were included in “Other assets” on our Condensed Consolidated Balance Sheets.
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

The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	As of March 31, 2020	As of December 31, 2019
Assets
Operating lease assets	Operating lease assets	$149,570	$159,777
Total lease assets		$149,570	$159,777
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$36,235	$35,727
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	163,594	176,378
Total lease liabilities		$199,829	$212,105

The table below summarizes total lease costs:

	Three months ended March 31,
Lease Cost	2020	2019
Operating lease costs	$11,900	$10,865
Short-term lease costs	522	863
Variable lease costs	2,987	3,013
Sublease income	(1,090)	(1,197)
Total lease cost	$14,319	$13,544

We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $3.6 million for the remainder of 2020, $4.5 million in 2021, $0.7 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in years beyond 2024.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet:

As of March 31, 2020
2020 (remaining)	$32,688
2021	50,784
2022	31,886
2023	26,654
2024	23,518
Thereafter	75,776
Total future lease payments	241,306
Less: imputed interest	(41,477)
Total	$199,829

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$13,431	$11,535

Operating lease assets obtained in exchange for lease liabilities	$1,455	$4,045

Weighted average remaining lease term (years)
Operating leases	6.5	6.5

Weighted average discount rate
Operating leases	5.6%	6.2%

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
11. Share-Based Compensation
During the three months ended March 31, 2020, we granted 78,312 restricted share awards, 22,945 restricted stock units and 108,718 performance stock units. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, no stock options or shares of restricted stock were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three months ended March 31, 2020 and 2019 is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2020	2019
Direct cost of revenues	$5,723	$5,243
Selling, general and administrative expenses	3,211	2,432
Total share-based compensation expense	$8,934	$7,675

12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $500.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2020, we have $116.3 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2020	2019
Shares of common stock repurchased and retired	450	328
Average price paid per share	$111.73	$66.70
Total cost	$50,301	$21,877

Common stock outstanding was 37.1 million and 37.4 million shares as of March 31, 2020 and December 31, 2019, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2020	2019
Revenues
Corporate Finance	$207,749	$160,966
FLC	147,597	138,997
Economic Consulting	132,138	142,271
Technology	58,723	51,336
Strategic Communications	58,386	57,704
Total revenues	$604,593	$551,274
Adjusted Segment EBITDA
Corporate Finance	$48,946	$37,361
FLC	21,208	31,817
Economic Consulting	12,710	24,040
Technology	14,484	12,723
Strategic Communications	8,776	11,549
Total Adjusted Segment EBITDA	$106,124	$117,490

The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2020	2019
Net income	$56,747	$62,645
Add back:
Income tax provision	16,465	19,930
Interest income and other	(5,017)	(159)
Interest expense	4,861	4,746
Unallocated corporate expenses	23,591	22,103
Segment depreciation expense	7,146	6,364
Amortization of intangible assets	2,331	1,861
Total Adjusted Segment EBITDA	$106,124	$117,490

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three months ended March 31, 2020 and 2019 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share ("EPS"), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt, non-cash interest expense on convertible notes and the gain or loss on sale of a business. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with an additional understanding of our business operating results, including underlying trends.
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
EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2020	2019

	(dollar amounts in thousands, except per share data)
Revenues	$604,593	$551,274
Net income	$56,747	$62,645
Adjusted EBITDA	$83,210	$96,089
Earnings per common share — diluted	$1.49	$1.64
Adjusted earnings per common share — diluted	$1.53	$1.63
Net cash used in operating activities	$(123,562)	$(102,086)
Total number of employees	5,743	4,893

First Quarter 2020 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2020 increased $53.3 million, or 9.7%, to $604.6 million, as compared to the three months ended March 31, 2019. Acquisition-related revenues contributed $13.5 million, or 2.4%, compared to the prior year quarter. The increase in revenues was primarily driven by higher demand in our Corporate Finance, FLC and Technology segments, which was partially offset by lower demand and realized rates in our Economic Consulting segment compared to the prior year quarter.
Net income
Net income for the three months ended March 31, 2020 decreased $5.9 million to $56.7 million, as compared to the three months ended March 31, 2019. The decrease in net income was due to higher compensation, primarily related to an 18.5% increase in billable headcount and higher variable compensation, as well as higher selling, general and administrative ("SG&A") expenses, which were partially offset by the increase in revenues, FX remeasurement gains and a lower effective tax rate compared to the prior year quarter.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2020 decreased $12.9 million, or 13.4%, to $83.2 million, as compared to the three months ended March 31, 2019. Adjusted EBITDA Margin of 13.8% for the three months ended March 31, 2020 compared with 17.4% for the three months ended March 31, 2019. The decrease in Adjusted EBITDA was due to higher compensation, primarily related to an 18.5% increase in billable headcount and higher variable compensation, as well as higher SG&A expenses, which were partially offset by the increase in revenues compared to the prior year quarter.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2020 decreased $0.15 to $1.49 compared to $1.64 for the three months ended March 31, 2019. The decrease in EPS was primarily due to the operating results described above, which was partially offset by FX remeasurement gains and a lower effective tax rate.
Adjusted EPS decreased $0.10 to $1.53 for the three months ended March 31, 2020 compared to $1.63 for the three months ended March 31, 2019. 2020 Adjusted EPS excludes $2.2 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.04. 2019 Adjusted EPS excludes $2.1 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.04, and a $2.1 million tax gain related to the September 2018 sale of the Company’s Ringtail software and related business, which decreased Adjusted EPS by $0.05.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended March 31, 2020 increased $21.5 million to $123.6 million compared with $102.1 million for the three months ended March 31, 2019. The increase in net cash used in operating activities was primarily due to higher annual bonus payments and an increase in salaries due to headcount growth, which was partially offset by higher cash collections resulting from higher revenues compared to the prior year period. Days sales outstanding (“DSO”) of 104 days at March 31, 2020 compared to 97 days at March 31, 2019. The increase in DSO was primarily due to higher revenues, which outpaced cash collections, as well as slower collections on certain large engagements.
Free Cash Flow was an outflow of $131.8 million and $112.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase for the three months ended March 31, 2020 was primarily due to higher net cash used in operating activities, as described above.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The first quarter of 2020 marked the beginning of the COVID-19 pandemic, which has created global volatility, uncertainty and economic disruption. Because the scope and impact of the COVID-19 pandemic changed so quickly during the first few months of 2020, and because shelter in place rules and other limitations on conducting business came into effect over time during that period, it is difficult to judge the degree to which these events adversely affected our financial results for the three months ended March 31, 2020. However, health and economic conditions in the U.S. and around the world have continued to worsen, and governmental and client actions and related events have impacted, and we expect will continue to impact, how we do business and the services that we provide, for a sustained period of time. It continues to be too early to assess the full impact of the COVID-19 pandemic on our business; however, we expect that the COVID-19 pandemic could impact each of our segments, practices and regions differently. We have experienced a reduction in demand and delays in our ability to provide certain services due to regulatory moratoriums and restrictions, and delays or settlement of legal proceedings. In addition, travel bans and limitations in our ability to service our clients remotely, as well as other factors, including the health and welfare of our employees and clients could give rise to adverse consequences. In light of the impact of the COVID-19 pandemic on capital markets activity, we may experience lower demand for our merger and acquisition-related services. On the other hand, we believe that certain services provided by our Corporate Finance segment may be counter-cyclical and demand for certain turnaround, restructuring and bankruptcy services could increase as a result of the adverse economic impact of the COVID-19 pandemic. These counter-cyclical activities may not adequately offset the potential negative impacts of the COVID-19 pandemic on our business.
Headcount
Our total headcount increased 3.2% from 5,567 at December 31, 2019 to 5,743 at March 31, 2020. The following table includes the net billable headcount additions for the three months ended March 31, 2020:

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2019	1,194	1,351	790	361	728	4,424
Additions, net	54	42	20	13	27	156
March 31, 2020	1,248	1,393	810	374	755	4,580
Percentage change in headcount from December 31, 2019	4.5%	3.1%	2.5%	3.6%	3.7%	3.5%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2020	2019

	(in thousands, except per share data)
Revenues
Corporate Finance	$207,749	$160,966
FLC	147,597	138,997
Economic Consulting	132,138	142,271
Technology	58,723	51,336
Strategic Communications	58,386	57,704
Total revenues	$604,593	$551,274
Segment operating income
Corporate Finance	$46,664	$35,684
FLC	19,506	30,440
Economic Consulting	11,396	22,489
Technology	11,589	10,436
Strategic Communications	7,492	10,216
Total segment operating income	96,647	109,265
Unallocated corporate expenses	(23,591)	(22,103)
Operating income	73,056	87,162
Other income (expense)
Interest income and other	5,017	159
Interest expense	(4,861)	(4,746)
	156	(4,587)
Income before income tax provision	73,212	82,575
Income tax provision	16,465	19,930
Net income	$56,747	$62,645
Earnings per common share — basic	$1.56	$1.69
Earnings per common share — diluted	$1.49	$1.64

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net income	$56,747	$62,645
Add back:
Income tax provision	16,465	19,930
Interest income and other	(5,017)	(159)
Interest expense	4,861	4,746
Depreciation and amortization	7,823	7,066
Amortization of other intangible assets	2,331	1,861
Adjusted EBITDA	$83,210	$96,089

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31,
	2020	2019

	(in thousands, except per share data)
Net income	$56,747	$62,645
Add back:
Non-cash interest expense on convertible notes	2,225	2,108
Tax impact of non-cash interest expense on convertible notes	(579)	(547)
Tax impact of gain on sale of business (1)	—	(2,097)
Adjusted net income	$58,393	$62,109
Earnings per common share — diluted	$1.49	$1.64
Add back:
Non-cash interest expense on convertible notes	0.06	0.05
Tax impact of non-cash interest expense on convertible notes	(0.02)	(0.01)
Tax impact of gain on sale of business (1)	—	(0.05)
Adjusted earnings per common share — diluted	$1.53	$1.63
Weighted average number of common shares outstanding — diluted	38,190	38,219

(1)
Represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the Ringtail e-discovery software and related business (collectively, "Ringtail") divestiture in 2018.

Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(123,562)	$(102,086)
Purchases of property and equipment	(8,236)	(10,153)
Free Cash Flow	$(131,798)	$(112,239)

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenues and Operating Income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated Corporate Expenses
Unallocated corporate expenses for the three months ended March 31, 2020 increased $1.5 million, or 6.7%, to $23.6 million compared with $22.1 million for the three months ended March 31, 2019. The increase was primarily due to higher variable compensation and employee-related costs.
Interest Income and Other
Interest income and other, which includes FX gains and losses, increased $4.9 million to $5.0 million for the three months ended March 31, 2020 compared with $0.2 million for the three months ended March 31, 2019. The increase was primarily due to a net FX gain, which was $3.7 million for the three months ended March 31, 2020 compared with a $1.6 million net FX loss for the three months ended March 31, 2019.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest Expense
Interest expense for the three months ended March 31, 2020 increased $0.1 million to $4.9 million compared with $4.7 million for the three months ended March 31, 2019.
Income Tax Provision
The effective income tax rate for the three months ended March 31, 2020 of 22.5% compared with 24.1% for the three months ended March 31, 2019. The 2020 tax rate was favorably impacted by a discrete tax adjustment related to share-based compensation, lower amounts of nondeductible U.S. expenses and the release of certain valuation allowances on our deferred tax assets. The tax rate for the three months ended March 31, 2019 was favorably impacted by a one-time discrete tax adjustment related to the accounting for the sale of Ringtail.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net income	$56,747	$62,645
Add back:
Income tax provision	16,465	19,930
Interest income and other	(5,017)	(159)
Interest expense	4,861	4,746
Unallocated corporate expenses	23,591	22,103
Total segment operating income	96,647	109,265
Add back:
Segment depreciation expense	7,146	6,364
Amortization of other intangible assets	2,331	1,861
Total Adjusted Segment EBITDA	$106,124	$117,490

Other Segment Operating Data

	Three Months Ended March 31,
	2020	2019
Number of revenue-generating professionals: (at period end)
Corporate Finance	1,248	982
FLC	1,393	1,194
Economic Consulting	810	715
Technology (1)	374	315
Strategic Communications	755	658
Total revenue-generating professionals	4,580	3,864
Utilization rates of billable professionals: (2)
Corporate Finance	69%	70%
FLC	58%	67%
Economic Consulting	68%	77%
Average billable rate per hour: (3)
Corporate Finance	$456	$443
FLC	$342	$342
Economic Consulting	$466	$511

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 267 as-needed employees during the three months ended March 31, 2020 compared with 264 as-needed employees during the three months ended March 31, 2019.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands, except rate per hour)
Revenues	$207,749	$160,966
Percentage change in revenues from prior year	29.1%	12.6%
Operating expenses
Direct cost of revenues	128,604	99,625
Selling, general and administrative expenses	31,178	24,890
Amortization of other intangible assets	1,303	767
	161,085	125,282
Segment operating income	46,664	35,684
Percentage change in segment operating income from prior year	30.8%	7.4%
Add back:
Depreciation and amortization of intangible assets	2,282	1,677
Adjusted Segment EBITDA	$48,946	$37,361
Gross profit (1)	$79,145	$61,341
Percentage change in gross profit from prior year	29.0%	8.9%
Gross profit margin (2)	38.1%	38.1%
Adjusted Segment EBITDA as a percent of revenues	23.6%	23.2%
Number of revenue-generating professionals (at period end)	1,248	982
Percentage change in number of revenue-generating professionals from prior year	27.1%	7.9%
Utilization rates of billable professionals	69%	70%
Average billable rate per hour	$456	$443

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenues increased $46.8 million, or 29.1%, to $207.7 million for the three months ended March 31, 2020, which included a 1.1% estimated negative impact from FX. Acquisition-related revenues contributed $13.5 million, or 8.4%, compared to 2019. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $35.0 million, or 21.7%, primarily due to increased demand for our restructuring and business transformation and transactions services.
Gross profit increased $17.8 million, or 29.0%, to $79.1 million for the three months ended March 31, 2020. Gross profit margin of 38.1% remained the same for the three months ended March 31, 2020.
SG&A expenses increased $6.3 million, or 25.3%, to $31.2 million for the three months ended March 31, 2020. SG&A expenses of 15.0% of revenues for the three months ended March 31, 2020 compared with 15.5% of revenues for the three months ended March 31, 2019. The increase in SG&A expenses was primarily due to talent acquisition-related expenses, higher infrastructure support costs, largely to support an increase in headcount, and other general and administrative expenses.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands, except rate per hour)
Revenues	$147,597	$138,997
Percentage change in revenues from prior year	6.2%	8.6%
Operating expenses
Direct cost of revenues	101,831	84,103
Selling, general and administrative expenses	25,974	24,163
Amortization of other intangible assets	286	291
	128,091	108,557
Segment operating income	19,506	30,440
Percentage change in segment operating income from prior year	-35.9%	25.1%
Add back:
Depreciation and amortization of intangible assets	1,702	1,377
Adjusted Segment EBITDA	$21,208	$31,817
Gross profit (1)	$45,766	$54,894
Percentage change in gross profit from prior year	-16.6%	16.1%
Gross profit margin (2)	31.0%	39.5%
Adjusted Segment EBITDA as a percent of revenues	14.4%	22.9%
Number of revenue-generating professionals (at period end)	1,393	1,194
Percentage change in number of revenue-generating professionals from prior year	16.7%	11.4%
Utilization rates of billable professionals	58%	67%
Average billable rate per hour	$342	$342

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenues increased $8.6 million, or 6.2%, to $147.6 million for the three months ended March 31, 2020. The increase was primarily driven by increased demand for our data & analytics, disputes and construction solutions services.
Gross profit decreased $9.1 million, or 16.6%, to $45.8 million for the three months ended March 31, 2020. Gross profit margin decreased 8.5 percentage points for the three months ended March 31, 2020. The decrease in gross profit margin was largely related to lower utilization as a result of increased headcount.
SG&A expenses increased $1.8 million, or 7.5%, to $26.0 million for the three months ended March 31, 2020. SG&A expenses of 17.6% of revenues for the three months ended March 31, 2020 compared with 17.4% of revenues for the three months ended March 31, 2019. The increase in SG&A expenses was primarily driven by higher infrastructure support costs, largely to support an increase in headcount.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands, except rate per hour)
Revenues	$132,138	$142,271
Percentage change in revenues from prior year	-7.1%	6.9%
Operating expenses
Direct cost of revenues	100,993	101,763
Selling, general and administrative expenses	19,705	17,975
Amortization of other intangible assets	44	44
	120,742	119,782
Segment operating income	11,396	22,489
Percentage change in segment operating income from prior year	-49.3%	27.4%
Add back:
Depreciation and amortization of intangible assets	1,314	1,551
Adjusted Segment EBITDA	$12,710	$24,040
Gross profit (1)	$31,145	$40,508
Percentage change in gross profit from prior year	-23.1%	14.2%
Gross profit margin (2)	23.6%	28.5%
Adjusted Segment EBITDA as a percent of revenues	9.6%	16.9%
Number of revenue-generating professionals (at period end)	810	715
Percentage change in number of revenue-generating professionals from prior year	13.3%	3.8%
Utilization rates of billable professionals	68%	77%
Average billable rate per hour	$466	$511

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenues decreased $10.1 million, or 7.1%, to $132.1 million for the three months ended March 31, 2020. The decrease was primarily due to lower demand for financial economics and non-M&A-related antitrust services, along with lower realized rates for our international arbitration and M&A-related antitrust services. This was partially offset by higher demand for M&A-related antitrust services.
Gross profit decreased $9.4 million, or 23.1%, to $31.1 million for the three months ended March 31, 2020. Gross profit margin decreased 4.9 percentage points for the three months ended March 31, 2020. The decrease in gross profit margin was primarily due to lower utilization and realization.
SG&A expenses increased $1.7 million, or 9.6%, to $19.7 million for the three months ended March 31, 2020. SG&A expenses of 14.9% of revenues for the three months ended March 31, 2020 compared with 12.6% of revenues for the three months ended March 31, 2019. The increase in SG&A expenses was primarily driven by increased occupancy and infrastructure support costs, largely to support an increase in headcount.

TECHNOLOGY

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Revenues	$58,723	$51,336
Percentage change in revenues from prior year	14.4%	25.5%
Operating expenses
Direct cost of revenues	33,177	28,544
Selling, general and administrative expenses	13,957	12,356
Amortization of other intangible assets	—	—
	47,134	40,900
Segment operating income	11,589	10,436
Percentage change in segment operating income from prior year	11.0%	302.5%
Add back:
Depreciation and amortization of intangible assets	2,895	2,287
Adjusted Segment EBITDA	$14,484	$12,723
Gross profit (1)	$25,546	$22,792
Percentage change in gross profit from prior year	12.1%	40.0%
Gross profit margin (2)	43.5%	44.4%
Adjusted Segment EBITDA as a percent of revenues	24.7%	24.8%
Number of revenue-generating professionals (at period end) (3)	374	315
Percentage change in number of revenue-generating professionals from prior year	18.7%	9.4%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenues increased $7.4 million, or 14.4%, to $58.7 million for the three months ended March 31, 2020. The increase was largely driven by higher demand for our consulting services and increased realized rates, primarily related to M&A-related and global cross border investigations services.
Gross profit increased $2.8 million, or 12.1%, to $25.5 million for the three months ended March 31, 2020. Gross profit margin decreased by 0.9 percentage points for the three months ended March 31, 2020. The slight decline in gross profit margin was due to a decrease in demand for higher-margin electronic processing and review services, which was partially offset by higher realized rates for our consulting services.
SG&A expenses increased $1.6 million, or 13.0%, to $14.0 million for the three months ended March 31, 2020. SG&A expenses of 23.8% of revenues for the three months ended March 31, 2020 compared with 24.1% of revenues for the three months ended March 31, 2019. The increase in SG&A expenses was primarily due to higher infrastructure support costs, largely to support an increase in headcount, higher compensation expenses, as well as other general and administrative costs.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Revenues	$58,386	$57,704
Percentage change in revenues from prior year	1.2%	9.3%
Operating expenses
Direct cost of revenues	37,640	35,038
Selling, general and administrative expenses	12,556	11,691
Amortization of other intangible assets	698	759
	50,894	47,488
Segment operating income	7,492	10,216
Percentage change in segment operating income from prior year	-26.7%	22.1%
Add back:
Depreciation and amortization of intangible assets	1,284	1,333
Adjusted Segment EBITDA	$8,776	$11,549
Gross profit (1)	$20,746	$22,666
Percentage change in gross profit from prior year	-8.5%	6.3%
Gross profit margin (2)	35.5%	39.3%
Adjusted Segment EBITDA as a percent of revenues	15.0%	20.0%
Number of revenue-generating professionals (at period end)	755	658
Percentage change in number of revenue-generating professionals from prior year	14.7%	4.4%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenues increased $0.7 million, or 1.2%, to $58.4 million for the three months ended March 31, 2020, which included a 1.4% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $1.5 million, or 2.5%, primarily due to higher demand for public affairs services.
Gross profit decreased $1.9 million, or 8.5%, to $20.7 million for the three months ended March 31, 2020. Gross profit margin decreased 3.8 percentage points for the three months ended March 31, 2020. The decrease in gross profit margin was primarily due to higher personnel costs related to increased headcount.
SG&A expenses increased $0.9 million, or 7.4%, to $12.6 million for the three months ended March 31, 2020, which included a 1.4% estimated favorable impact from FX. SG&A expenses of 21.5% of revenues for the three months ended March 31, 2020 compared with 20.3% of revenues for the three months ended March 31, 2019. The increase in SG&A expenses was primarily due to higher infrastructure support costs, largely to support an increase in headcount, and other general and administrative expenses.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2019 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Allowance for doubtful accounts and unbilled services

•	Goodwill and other intangible assets
There were no material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in the Management's Discussion and Analysis, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
Cash Flows	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(123,562)	$(102,086)
Net cash used in investing activities	$(8,228)	$(10,081)
Net cash used in financing activities	$(848)	$(22,767)
DSO	104	97
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
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Net cash used in operating activities for the three months ended March 31, 2020 was $123.6 million compared with $102.1 million for the three months ended March 31, 2019. The increase in net cash used in operating activities was primarily due to higher annual bonus payments and an increase in salaries as a result of headcount growth, partially offset by higher cash collections resulting from higher revenues compared to the prior year period. DSO was 104 days as of March 31, 2020 and 97 days as of March 31, 2019. The increase in DSO is primarily due to an increase in revenues, which outpaced cash collections, as well as slower collections on certain large engagements.
Net cash used in investing activities for the three months ended March 31, 2020 was $8.2 million compared with $10.1 million for the three months ended March 31, 2019 and primarily related to capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2020 was $0.8 million compared with $22.8 million in net cash used in financing activities for the three months ended March 31, 2019. The decrease in net cash used in financing activities for the three months ended March 31, 2020 as compared to the prior year quarter was primarily due to net borrowings of $50.0 million under our Credit Facility in the current quarter, partially offset by an increase of $27.3 million in payments for common stock repurchases under the Repurchase Program.
Capital Resources
As of March 31, 2020, our capital resources included $223.1 million of cash and cash equivalents and available borrowing capacity of $499.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of March 31, 2020, we had $50.0 million outstanding borrowings under our Credit Facility and $1.0 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Agreement and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of March 31, 2020, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2023 Convertible Notes.

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
During the three months ended March 31, 2020, we spent $8.2 million in capital expenditures to support our organization, including direct support for specific client engagements. We currently expect to make additional capital expenditures in an aggregate amount between $35 million and $43 million to support our organization for the remainder of 2020. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
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
Each $1,000 principal amount of the 2023 Convertible Notes will be convertible into 9.8643 shares of our common stock, which is equivalent to a conversion price of approximately $101.38 per share of common stock, subject to adjustment upon the occurrence of specified events. Prior to the close of business on the business day immediately preceding May 15, 2023, the 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances.
We may not redeem the 2023 Convertible Notes prior to the maturity date.
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 8, "Debt" in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.

Cash Flows
For the last several years, our cash flows from operations have exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs for the next 12 months or longer.
Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or the impact of any future acquisitions, unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•	our future profitability;

•	the quality of our accounts receivable;

•	our relative levels of debt and equity;

•	the volatility and overall condition of the capital markets; and

•	the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities that would be expected to have a material impact on our financial condition or results of operations.
Future Contractual Obligations
There have been no material changes in our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them and various assumptions. There can be no assurance that management’s expectations, beliefs, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

•
impact of the COVID-19 pandemic and related events that are beyond our control, including possible effects on our business and operations, clients and vendors, and employees and contractors, which could affect our segments, practices and the geographic regions in which we conduct business, differently and adversely;

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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors are in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Coronavirus Disease 2019 ("COVID-19")
The COVID-19 pandemic could potentially have a material adverse impact on our business, financial condition and results of operations, the extent of which is not now known or predictable.
The COVID-19 pandemic has created volatility, uncertainty and economic disruption for FTI Consulting, our clients and vendors, and the markets in which we do business. Because the scope and impact of the COVID-19 pandemic changed so quickly during the first few months of 2020, and because shelter in place rules and other limitations on conducting business came into effect over time during that period, it is difficult to judge the degree to which these events adversely affected our financial results reported for the first quarter ended March 31, 2020. However, since February 2020, health and economic conditions in the United States ("U.S.") and around the world have rapidly worsened, and government and client actions and related events have impacted, and we expect will continue to impact, how we do business and the services that we provide, for a sustained period. It continues to be too early to assess the full impact that the COVID-19 pandemic, and the actions taken in response to it, will have on our employees and contractors, our operating segments and practices, our clients and vendors, the industries and regions that we serve, or our financial condition and results of operations as a whole. The full impact depends on many factors that are uncertain or not yet identifiable, and in many cases are out of our control. Those factors could include, among other things, (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole; (ii) the health and welfare of our employees and contractors and those of our clients and vendors; (iii) evolving business and government actions in response to the pandemic, including moratoriums by governments and regulators on rule making and regulatory and legal proceedings, and stay at home, social distancing measures and travel bans; (iv) the varying impact that the pandemic may have on different industries; (v) the response of our clients or prospective clients to the pandemic, including delays, stoppages or terminations of existing engagements or hiring decisions; (vi) the varying demand for the types of services we offer in the geographic regions in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to replace engagements as they end or are terminated, stopped or delayed; (ix) the ability of our professionals to effectively provide services, including as a result of travel restrictions or the need to work remotely; (x) the type, size, profitability and geographic locations of our engagements; (xi) the ability of our clients to pay, to make timely payments or to pay in full; and (xii) the timing of finding effective treatments or a cure. Such events may result in fewer or delayed engagements, less profitable engagements, reduction of existing or new work, a less profitable mix of work, or reduction in operations. Any of these events and others we have not yet identified could cause or contribute to the risks and uncertainties facing the Company and our clients and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.

The COVID-19 pandemic could impact our segments and practices, the types of services they provide, and the regions in which we operate, differently.
We expect that disruptions arising out of the COVID-19 pandemic could affect the operations of our business segments and practices, the services they provide or the regions in which we operate, differently. Current disruptions to our business include governmental actions that delay certain proceedings, such as the moratorium on bankruptcy actions imposed by Australia, and moratoriums or delays imposed by other governmental or regulatory authorities on legal proceedings, regulatory proceedings and rulemaking. The cancellation, stoppage, delay or decline in number and size of merger and acquisition transactions, litigation and governmental and regulatory proceedings, antitrust and competition matters, or other types of investigations and matters on which the Company advises, as well as disruptions in capital markets, could negatively impact the financial results of one or more of each of our segments or regions. If the Company’s ability to market its services is impaired, the Company is unable to replace engagements that are delayed, stopped or terminated or are otherwise completed with comparable, larger or more profitable engagements, or the Company is unable to maintain the utilization of its revenue generating professionals or is unable to reassign professionals among segments and practices, such events could adversely affect the financial condition, results of operations or prospects of a segment, practice or region or the Company as a whole.
The COVID-19 pandemic could heighten risks related to, or otherwise negatively impact the effectiveness of, cybersecurity, information technology, financial reporting and other corporate functions that the Company relies upon to operate.
The Company may encounter operational risks arising from changes in the way the Company conducts business during the COVID-19 pandemic. The majority of our employees and contractors, as well as our clients, are working remotely and rely heavily on technology to perform their jobs. Risks arising from our reliance on remote communications, virtual meetings and other forms of technology could include elevated cybersecurity risks and difficulty protecting company and client confidential communications. The Company may also experience impairments or declines in the effectiveness, capabilities and capacity of certain technology we employ, including issues with virtual meetings or other remote communications systems. Certain employees or regions could experience difficulties accessing and maintaining Internet connections or issues with saving and retrieving information from cloud-based and other computing systems relied on by the Company. Furthermore, the Company’s increased reliance during the pandemic on technology for conducting certain corporate functions, such as financial reporting and internal controls, and internal audit, may not be as effective as our historical practice of reliance on a combination of technology and in-person resources. The Company’s investment of time and resources to assure the functionality of the Company’s systems and mitigate technological risks may be more difficult to achieve or not wholly successful. If the Company experiences cybersecurity issues, is unable to protect confidential information, or is unable to adequately provide services or perform corporate functions, all or portions of the Company’s ability to conduct business and operate may be impaired. In such event, the Company’s financial condition and results of operations could be materially adversely affected.
The COVID-19 pandemic could adversely impact the health and welfare of our client-facing professionals, as well as our executive officers and other employees of our Company, which could have a material adverse effect on our ability to secure or perform client engagements and our results of operations.
Our client-facing professionals provide unique and highly specialized skills and knowledge to our clients. We rely heavily on our client-facing professionals, including the leaders of our segment and regional operations, to secure and perform client engagements. If the health and welfare of client-facing professionals or employees providing critical corporate functions, including our executive officers, deteriorates, the number of employees so afflicted becomes significant, or an employee with skills and knowledge that cannot be replicated in our organization is impaired due to the COVID-19 pandemic, our ability to win business and provide services, as well as utilization, employee morale, client relationships, business prospects, and results of operations of one or more of our segments or practices, or the Company as a whole, could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.

Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1 through January 31, 2020	4	(2)	$110.66	—		$66,641
February 1 through February 29, 2020	120	(3)	$113.90	105	(5)	$154,802
March 1 through March 31, 2020	384	(4)	$111.95	345	(6)	$116,331
	508			450

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $500.0 million. During the quarter ended March 31, 2020, we repurchased an aggregate of 450,198 shares of our outstanding common stock under the Repurchase Program at an average price of $111.73 per share for a total cost of approximately $50.3 million.

(2)	Includes 4,417 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 14,698 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 38,452 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)	During the month ended February 29, 2020, we repurchased and retired 105,543 shares of common stock, at an average price per share of $112.16, for an aggregate cost of $11.8 million.

(6)	During the month ended March 31, 2020, we repurchased and retired 344,655 shares of common stock, at an average price per share of $111.60, for an aggregate cost of $38.5 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

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
Date: April 30, 2020

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)