Form 10-Q
period 2020-06-30
FTI CONSULTING, INC
filed 2020-07-30
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2020
Common Stock, $0.01 par value	36,594,842

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$304,206	$369,373
Accounts receivable:
Billed receivables	578,722	540,584
Unbilled receivables	435,234	418,288
Allowance for doubtful accounts and unbilled services	(299,038)	(265,500)
Accounts receivable, net	714,918	693,372
Current portion of notes receivable	32,279	35,106
Prepaid expenses and other current assets	75,938	80,810
Total current assets	1,127,341	1,178,661
Property and equipment, net	91,753	93,672
Operating lease assets	152,245	159,777
Goodwill	1,196,162	1,202,767
Other intangible assets, net	33,588	38,432
Notes receivable, net	64,646	69,033
Other assets	39,172	40,800
Total assets	$2,704,907	$2,783,142
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$163,162	$158,936
Accrued compensation	314,018	416,903
Billings in excess of services provided	40,288	36,698
Total current liabilities	517,468	612,537
Long-term debt, net	315,808	275,609
Noncurrent operating lease liabilities	161,753	176,378
Deferred income taxes	155,293	151,352
Other liabilities	75,482	78,124
Total liabilities	1,225,804	1,294,000
Commitments and contingent liabilities (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 36,710 (2020) and 37,390 (2019)	367	374
Additional paid-in capital	122,743	216,162
Retained earnings	1,518,374	1,413,453
Accumulated other comprehensive loss	(162,381)	(140,847)
Total stockholders' equity	1,479,103	1,489,142
Total liabilities and stockholders' equity	$2,704,907	$2,783,142

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$607,852	$606,119	$1,212,445	$1,157,393
Operating expenses
Direct cost of revenues	413,011	386,266	815,258	735,332
Selling, general and administrative expenses	126,928	129,906	253,887	243,091
Amortization of other intangible assets	2,314	1,852	4,645	3,713
	542,253	518,024	1,073,790	982,136
Operating income	65,599	88,095	138,655	175,257
Other income (expense)
Interest income and other	2,202	2,609	7,219	2,768
Interest expense	(5,157)	(4,793)	(10,018)	(9,539)
	(2,955)	(2,184)	(2,799)	(6,771)
Income before income tax provision	62,644	85,911	135,856	168,486
Income tax provision	14,470	21,313	30,935	41,243
Net income	$48,174	$64,598	$104,921	$127,243
Earnings per common share — basic	$1.33	$1.75	$2.89	$3.44
Earnings per common share — diluted	$1.27	$1.69	$2.76	$3.33
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$9,568	$(4,815)	$(21,534)	$408
Total other comprehensive income (loss), net of tax	9,568	(4,815)	(21,534)	408
Comprehensive income	$57,742	$59,783	$83,387	$127,651

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$56,747	$—	$56,747
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31,102)	(31,102)
Issuance of common stock in connection with:
Exercise of options	34	1	1,206	—	—	1,207
Restricted share grants, less net settled shares of 58	136	1	(6,768)	—	—	(6,767)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(450)	(5)	(50,306)	—	—	(50,311)
Share-based compensation	—	—	7,454	—	—	7,454
Balance at March 31, 2020	37,110	$371	$170,062	$1,470,200	$(171,949)	$1,468,684
Net income	—	$—	$—	$48,174	$—	$48,174
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,568	9,568
Issuance of common stock in connection with:
Exercise of options	33	—	1,191	—	—	1,191
Restricted share grants, less net settled shares of 18	38	1	(2,155)	—	—	(2,154)
Purchase and retirement of common stock	(471)	(5)	(51,048)	—	—	(51,053)
Share-based compensation	—	—	4,693	—	—	4,693
Balance at June 30, 2020	36,710	$367	$122,743	$1,518,374	$(162,381)	$1,479,103

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$62,645	$—	$62,645
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,223	5,223
Issuance of common stock in connection with:
Exercise of options	55	1	2,211	—	—	2,212
Restricted share grants, less net settled shares of 38	153	1	(2,740)	—	—	(2,739)
Stock units issued under incentive compensation plan	—	—	1,346	—	—	1,346
Purchase and retirement of common stock	(328)	(3)	(21,880)	—	—	(21,883)
Share-based compensation	—	—	6,393	—	—	6,393
Balance at March 31, 2019	38,027	$380	$284,864	$1,259,372	$(142,594)	$1,402,022
Net income	—	$—	$—	$64,598	$—	$64,598
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(4,815)	(4,815)
Issuance of common stock in connection with:
Exercise of options	87	1	3,075	—	—	3,076
Restricted share grants, less net settled shares of 17	78	1	(1,352)	—	—	(1,351)
Purchase and retirement of common stock	(580)	(6)	(48,326)	—	—	(48,332)
Share-based compensation	—	—	3,814	—	—	3,814
Balance at June 30, 2019	37,612	$376	$242,075	$1,323,970	$(147,409)	$1,419,012

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$104,921	$127,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,707	14,304
Amortization and impairment of other intangible assets	4,645	3,713
Acquisition-related contingent consideration	1,120	186
Provision for doubtful accounts	11,624	6,260
Share-based compensation	12,147	10,207
Amortization of debt discount and issuance costs	5,987	5,748
Deferred income taxes	4,128	966
Other	13	225
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(42,804)	(186,854)
Notes receivable	5,993	8,343
Prepaid expenses and other assets	8,979	(1,953)
Accounts payable, accrued expenses and other	2,230	(11,606)
Income taxes	(2,344)	23,458
Accrued compensation	(107,217)	(55,183)
Billings in excess of services provided	4,285	505
Net cash provided by (used in) operating activities	29,414	(54,438)
Investing activities
Purchases of property and equipment	(13,899)	(20,661)
Other	14	69
Net cash used in investing activities	(13,885)	(20,592)
Financing activities
Borrowings under revolving line of credit	90,000	25,000
Repayments under revolving line of credit	(55,000)	(5,000)
Purchase and retirement of common stock	(99,678)	(66,893)
Net issuance of common stock under equity compensation plans	(6,523)	1,009
Payments for business acquisition liabilities	(3,948)	(2,282)
Deposits and other	5,098	1,014
Net cash used in financing activities	(70,051)	(47,152)
Effect of exchange rate changes on cash and cash equivalents	(10,645)	(781)
Net decrease in cash and cash equivalents	(65,167)	(122,963)
Cash and cash equivalents, beginning of period	369,373	312,069
Cash and cash equivalents, end of period	$304,206	$189,106
Supplemental cash flow disclosures
Cash paid for interest	$3,668	$3,467
Cash paid for income taxes, net of refunds	$29,150	$16,820
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,314	$1,346
Purchase and retirement of common stock not yet paid	$1,829	$3,322

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
2. New Accounting Standards
 Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15 ("ASU 2018-15"), Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires companies to capitalize implementation costs of a hosting arrangement that is a service contract and expense those costs over the term of the hosting arrangement. On January 1, 2020, we prospectively adopted ASU 2018-15 for eligible costs incurred on or after the adoption date. The adoption of this standard resulted in the recognition of additional internal use software costs, which are included in the “Property and equipment, net” financial statement line item on the Condensed Consolidated Balance Sheets. The impact was not material on the Condensed Consolidated Balance Sheets as of June 30, 2020 or on the Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020.
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
3. Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and restricted shares (restricted share awards, restricted stock units and performance stock units), each using the treasury stock method.
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the three and six months ended June 30, 2020, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator — basic and diluted
Net income	$48,174	$64,598	$104,921	$127,243
Denominator
Weighted average number of common shares outstanding — basic	36,169	36,960	36,292	36,970
Effect of dilutive convertible notes	507	—	470	—
Effect of dilutive stock options	444	459	453	445
Effect of dilutive restricted shares	732	749	806	778
Weighted average number of common shares outstanding — diluted	37,852	38,168	38,021	38,193
Earnings per common share — basic	$1.33	$1.75	$2.89	$3.44
Earnings per common share — diluted	$1.27	$1.69	$2.76	$3.33
Antidilutive stock options and restricted shares	54	25	33	38

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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $8.3 million and $14.1 million for the three and six months ended June 30, 2020, respectively, and $21.2 million and $23.7 million for the three and six months ended June 30, 2019, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of June 30, 2020 and December 31, 2019, the aggregate amount of unfulfilled performance obligations was $1.7 million and $2.3 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2020 and $1.3 million as of December 31, 2019.

Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of June 30, 2020 and December 31, 2019.
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
We record adjustments to the allowance for doubtful accounts and unbilled services as a reduction in revenues when there are changes in estimates of fee reductions, such as those fee reductions imposed by bankruptcy courts and other regulatory institutions for both billed and unbilled accounts receivable. The allowance for doubtful accounts and unbilled services is also adjusted after the related work has been billed to the client and we determine that all or a portion of the accounts receivable is not expected to be collected.
Adjustments to the allowance for doubtful accounts and unbilled services related to expected credit losses are recorded to selling, general and administrative ("SG&A") expenses on the Condensed Consolidated Statements of Comprehensive Income as bad debt expense. Judgment is required to assess collectability and to adjust the allowance for doubtful accounts and unbilled services to the current estimate of expected credit losses. Our judgments consider customer specific risks such as the counterparty’s creditworthiness and historical collection experience. Other factors include but are not limited to current economic conditions and forward-looking estimates.
Our bad debt expense totaled $7.8 million and $11.6 million for the three and six months ended June 30, 2020, respectively, and $2.5 million and $6.3 million for the three and six months ended June 30, 2019, respectively. Our billed accounts receivables are written off when the potential for recovery is considered remote. Our write-offs totaled $7.5 million and $13.5 million for the three and six months ended June 30, 2020, respectively, and $3.4 million and $5.9 million for the three and six months ended June 30, 2019, respectively.
6. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	Forensic and Litigation Consulting	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2019
Goodwill	$478,842	$232,120	$268,677	$96,770	$320,497	$1,396,906
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2019	478,842	232,120	268,677	96,770	126,358	1,202,767
Foreign currency translation adjustment and other	(285)	(1,879)	(322)	(88)	(4,031)	(6,605)
Balance at June 30, 2020
Goodwill	478,557	230,241	268,355	96,682	316,466	1,390,301
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at June 30, 2020	$478,557	$230,241	$268,355	$96,682	$122,327	$1,196,162

Other Intangible Assets
Other intangible assets were as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$97,849	$78,935	$18,914	$99,613	$76,808	$22,805
Trademarks	9,898	1,481	8,417	9,855	653	9,202
Acquired software and other	3,401	2,244	1,157	3,386	2,061	1,325
	111,148	82,660	28,488	112,854	79,522	33,332
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$116,248	$82,660	$33,588	$117,954	$79,522	$38,432

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.3 million and $4.6 million for the three and six months ended June 30, 2020, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of June 30, 2020 (1)
2020 (remaining)	$4,650
2021	8,792
2022	7,002
2023	3,607
2024	2,204
Thereafter	2,233
$28,488

(1)
Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

7. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$11,194	$—	$—	$11,194
2023 Convertible Notes (2)	280,808	—	399,689
Total	$292,002	$—	$399,689	$11,194

	December 31, 2019
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$14,826	$—	$—	$14,826
2023 Convertible Notes (2)	275,609	—	398,016	—
Total	$290,435	$—	$398,016	$14,826

(1)	The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

(2)	The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equivalent to their carrying values as of June 30, 2020 and December 31, 2019.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our 2023 Convertible Notes is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. We have multiple valuation models that use different inputs and assumptions based on the timing of the acquisitions. As a result, the significant unobservable inputs used in these models vary. The acquisition-related contingent consideration subject to the probability-weighted discounted cash flow model was valued using significant unobservable inputs including a discount rate of 13.5% and future cash flows. The acquisition-related contingent consideration subject to the Monte Carlo simulation was valued using significant unobservable inputs including a volatility rate of 30.0%, a discount rate of 13.6%, which reflects the weighted average of our cost of debt and adjusted cost of equity of the acquired company, and future cash flows. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available.

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Liability for Acquisition-Related Contingent Consideration
Balance at December 31, 2019	$14,826
Accretion expense (1)	506
Foreign currency translation adjustment (2)	(148)
Balance at March 31, 2020	$15,184
Accretion expense (1)	614
Payments	(4,692)
Foreign currency translation adjustment (2)	88
Balance at June 30, 2020	$11,194

Liability for Acquisition-Related Contingent Consideration
Balance at December 31, 2018	$3,698
Accretion expense (1)	93
Balance at March 31, 2019	$3,791
Accretion expense (1)	93
Payments	(1,000)
Balance at June 30, 2019	$2,884

(1)	Accretion expense is included in "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Comprehensive Income.

(2)	Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Condensed Consolidated Statements of Comprehensive Income.
8. Debt
The table below summarizes the components of the Company’s debt:

	June 30, 2020	December 31, 2019
2023 Convertible Notes	$316,250	$316,250
Credit Facility	35,000	—
Total debt	351,250	316,250
Less: deferred debt discount	(30,912)	(35,393)
Less: deferred debt issue costs	(4,530)	(5,248)
Long-term debt, net (1)	$315,808	$275,609
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)	There were no current portions of long-term debt as of June 30, 2020 and December 31, 2019.

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
The 2023 Convertible Notes are convertible at maturity at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Subject to the conditions set forth in the indenture governing the 2023 Convertible Notes, holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were not met as of June 30, 2020.
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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,581	$1,581	$3,162	$3,162
Amortization of debt discount (1)	2,255	2,137	4,480	4,245
Total	$3,836	$3,718	$7,642	$7,407

(1)	The effective interest rate of the liability component is 5.45%.
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
The Company classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.0 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) as of June 30, 2020 for letters of credit.
There were $1.2 million and $2.0 million of unamortized debt issue costs related to the Credit Facility as of June 30, 2020 and December 31, 2019, respectively. These amounts were included in “Other assets” on our Condensed Consolidated Balance Sheets.
9. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term, which may include renewal or termination options that are reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease term from three months to seven years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	As of June 30, 2020	As of December 31, 2019
Assets
Operating lease assets	Operating lease assets	$152,245	$159,777
Total lease assets		$152,245	$159,777
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$39,595	$35,727
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	161,753	176,378
Total lease liabilities		$201,348	$212,105

The table below summarizes total lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2020	2019	2020	2019
Operating lease costs	$11,800	$11,044	$23,599	$21,909
Short-term lease costs	487	566	1,009	1,429
Variable lease costs	2,846	2,685	5,832	5,698
Sublease income	(1,041)	(1,246)	(2,130)	(2,443)
Total lease cost, net	$14,092	$13,049	$28,310	$26,593

We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $2.4 million for the remainder of 2020, $4.5 million in 2021, $0.7 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in years beyond 2024.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet:

As of June 30, 2020
2020 (remaining)	$21,376
2021	53,585
2022	34,287
2023	28,507
2024	25,239
Thereafter	79,045
Total future lease payments	242,039
Less: imputed interest	(40,691)
Total	$201,348

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$26,986	$23,199

Operating lease assets obtained in exchange for lease liabilities	$11,954	$19,162

Weighted average remaining lease term (years)
Operating leases	6.3	6.7

Weighted average discount rate
Operating leases	5.5%	5.6%

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
11. Share-Based Compensation
During the six months ended June 30, 2020, we granted 128,366 restricted share awards, 28,927 restricted stock units and 108,718 performance stock units. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2020, no stock options or shares of restricted stock were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three and six months ended June 30, 2020 and 2019 is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2020	2019	2020	2019
Direct cost of revenues	$2,141	$2,559	$7,864	$7,802
Selling, general and administrative expenses	2,725	2,698	5,936	5,130
Total share-based compensation expense	$4,866	$5,257	$13,800	$12,932

12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $500.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2020, we have $65.3 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock repurchased and retired	471	580	921	908
Average price paid per share	$108.41	$83.34	$110.03	$77.33
Total cost	$51,043	$48,320	$101,344	$70,197

Common stock outstanding was 36.7 million shares and 37.4 million shares as of June 30, 2020 and December 31, 2019, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Corporate Finance	$246,011	$190,003	$453,760	$350,969
FLC	106,381	145,870	253,978	284,867
Economic Consulting	151,493	155,502	283,631	297,773
Technology	47,084	55,632	105,807	106,968
Strategic Communications	56,883	59,112	115,269	116,816
Total revenues	$607,852	$606,119	$1,212,445	$1,157,393
Adjusted Segment EBITDA
Corporate Finance	$76,264	$50,492	$125,210	$87,853
FLC	(9,047)	28,241	12,161	60,058
Economic Consulting	21,694	23,313	34,404	47,353
Technology	6,435	12,875	20,919	25,598
Strategic Communications	10,034	10,474	18,810	22,023
Total Adjusted Segment EBITDA	$105,380	$125,395	$211,504	$242,885

The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$48,174	$64,598	$104,921	$127,243
Add back:
Income tax provision	14,470	21,313	30,935	41,243
Interest income and other	(2,202)	(2,609)	(7,219)	(2,768)
Interest expense	5,157	4,793	10,018	9,539
Unallocated corporate expenses	30,276	28,892	53,867	50,995
Segment depreciation expense	7,191	6,556	14,337	12,920
Amortization of intangible assets	2,314	1,852	4,645	3,713
Total Adjusted Segment EBITDA	$105,380	$125,395	$211,504	$242,885

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, liquidity and capital resources for the three and six months ended June 30, 2020 and 2019 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
We have included the definitions of Segment Operating Income (Loss) and Adjusted Segment EBITDA, which are GAAP financial measures, below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 13, “Segment Reporting” in Part I, Item 1, of this Quarterly Report on Form 10-Q, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income (Loss) is a component of the definition of Adjusted Segment EBITDA.
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
Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included elsewhere in this report.
EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$607,852	$606,119	$1,212,445	$1,157,393
Net income	$48,174	$64,598	$104,921	$127,243
Adjusted EBITDA	$75,797	$97,184	$159,007	$193,273
Earnings per common share — diluted	$1.27	$1.69	$2.76	$3.33
Adjusted earnings per common share — diluted	$1.32	$1.73	$2.85	$3.36
Net cash provided by (used in) operating activities	$152,976	$47,648	$29,414	$(54,438)
Total number of employees	5,813	4,999	5,813	4,999

Second Quarter 2020 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2020 increased $1.7 million, or 0.3%, to $607.9 million, as compared to the three months ended June 30, 2019, which included a 1.3% estimated negative impact from FX. Acquisition-related revenues contributed $12.4 million compared to the prior year quarter. Excluding the estimated impact from FX and the acquisition-related revenues, revenues decreased $3.1 million, or 0.5%, primarily due to decreased demand in our FLC and Technology segments, as well as lower success fees and pass-through revenues, which was partially offset by higher demand for restructuring services in our Corporate Finance segment compared to the prior year quarter.
Net income
Net income for the three months ended June 30, 2020 decreased $16.4 million to $48.2 million, as compared to the three months ended June 30, 2019. The decrease in net income was due to higher compensation, primarily related to an 18.2% increase in billable headcount and higher variable compensation, which was partially offset by a decline in selling, general and administrative ("SG&A") expenses and a lower effective tax rate, compared to the prior year quarter.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2020 decreased $21.4 million, or 22.0%, to $75.8 million, as compared to the three months ended June 30, 2019. Adjusted EBITDA Margin of 12.5% for the three months ended June 30, 2020 compared with 16.0% for the three months ended June 30, 2019. The decrease in Adjusted EBITDA was due to higher compensation, primarily related to an 18.2% increase in billable headcount and higher variable compensation, which was partially offset by lower SG&A expenses and an increase in revenues, compared to the prior year quarter.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2020 decreased $0.42 to $1.27 compared to $1.69 for the three months ended June 30, 2019. The decrease in EPS was primarily due to the operating results described above, which was partially offset by a lower effective tax rate.
Adjusted EPS decreased $0.41 to $1.32 for the three months ended June 30, 2020 compared to $1.73 for the three months ended June 30, 2019. 2020 Adjusted EPS excludes $2.3 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.05. 2019 Adjusted EPS excludes $2.1 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.04.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended June 30, 2020 increased $105.3 million to $153.0 million compared with $47.6 million for the three months ended June 30, 2019. The increase in net cash provided by operating activities was primarily due to higher cash collections, combined with lower non-compensation-related operating costs, which was partially offset by higher salaries related to headcount growth. Days sales outstanding (“DSO”) was 98 days at June 30, 2020 compared to 103 days at June 30, 2019. The decrease in DSO was primarily due to an increase in cash collections, which outpaced the increase in revenues.
Free Cash Flow was an inflow of $147.3 million and $37.1 million for the three months ended June 30, 2020 and 2019, respectively. The increase for the three months ended June 30, 2020 was primarily due to higher net cash provided by operating activities, as described above.
Other strategic activities
During the three months ended June 30, 2020, we entered into a definitive agreement to acquire certain assets of Delta Partners Group Limited, a leading telecom, media & technology focused strategy consulting and investment banking firm with offices in Dubai, New York, Singapore, Barcelona, Johannesburg, San Francisco and Sydney. The acquisition closed during the third quarter of 2020.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic has created global volatility, economic uncertainty and general market disruption. The extent to which COVID-19 will ultimately impact our business is difficult to predict. During the three months ended June 30, 2020, the COVID-19 pandemic impacted each of our segments, practices and regions differently. Limitations in our ability to service our clients due to social distancing, travel restrictions and remote work have negatively impacted our financial results. In addition, we experienced a reduction in demand and delays in our ability to provide certain services due to regulatory moratoriums and postponements of legal proceedings and investigations. These events arising from COVID-19 have negatively impacted our segment results to a varied extent this quarter, particularly our FLC segment. Conversely, restructuring and bankruptcy services provided by our Corporate Finance segment have experienced increased demand as a result of the adverse economic impact of the COVID-19 pandemic. The increased demand for our restructuring and bankruptcy services may not adequately offset the potential negative impacts of the COVID-19 pandemic on our business in future quarters.
Headcount
Our total headcount increased 4.4% from 5,567 at December 31, 2019 to 5,813 at June 30, 2020. The following table includes the net billable headcount additions (reductions), including transfers, for the six months ended June 30, 2020:

Billable Headcount	Corporate Finance (1)	FLC (1)	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2019	1,194	1,351	790	361	728	4,424
Additions, net	54	42	20	13	27	156
March 31, 2020	1,248	1,393	810	374	755	4,580
Additions (reductions including transfers), net	114	(67)	—	12	6	65
June 30, 2020	1,362	1,326	810	386	761	4,645
Percentage change in headcount from December 31, 2019	14.1%	-1.9%	2.5%	6.9%	4.5%	5.0%

(1)	There were 66 revenue-generating professionals in Europe, Middle East and Africa (“EMEA”) who moved from FLC to Corporate Finance during the three months ended June 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$246,011	$190,003	$453,760	$350,969
FLC	106,381	145,870	253,978	284,867
Economic Consulting	151,493	155,502	283,631	297,773
Technology	47,084	55,632	105,807	106,968
Strategic Communications	56,883	59,112	115,269	116,816
Total revenues	$607,852	$606,119	$1,212,445	$1,157,393
Segment operating income (loss)
Corporate Finance	$73,811	$48,779	$120,475	$84,463
FLC	(10,382)	26,779	9,124	57,219
Economic Consulting	20,216	21,747	31,612	44,236
Technology	3,432	10,550	15,021	20,986
Strategic Communications	8,798	9,132	16,290	19,348
Total segment operating income	95,875	116,987	192,522	226,252
Unallocated corporate expenses	(30,276)	(28,892)	(53,867)	(50,995)
Operating income	65,599	88,095	138,655	175,257
Other income (expense)
Interest income and other	2,202	2,609	7,219	2,768
Interest expense	(5,157)	(4,793)	(10,018)	(9,539)
	(2,955)	(2,184)	(2,799)	(6,771)
Income before income tax provision	62,644	85,911	135,856	168,486
Income tax provision	14,470	21,313	30,935	41,243
Net income	$48,174	$64,598	$104,921	$127,243
Earnings per common share — basic	$1.33	$1.75	$2.89	$3.44
Earnings per common share — diluted	$1.27	$1.69	$2.76	$3.33

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income	$48,174	$64,598	$104,921	$127,243
Add back:
Income tax provision	14,470	21,313	30,935	41,243
Interest income and other	(2,202)	(2,609)	(7,219)	(2,768)
Interest expense	5,157	4,793	10,018	9,539
Depreciation and amortization	7,884	7,237	15,707	14,303
Amortization of other intangible assets	2,314	1,852	4,645	3,713
Adjusted EBITDA	$75,797	$97,184	$159,007	$193,273

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$48,174	$64,598	$104,921	$127,243
Add back:
Non-cash interest expense on convertible notes	2,255	2,137	4,480	4,245
Tax impact of non-cash interest expense on convertible notes	(586)	(556)	(1,165)	(1,103)
Tax impact of gain on sale of business (1)	—	—	—	(2,097)
Adjusted net income	$49,843	$66,179	$108,236	$128,288
Earnings per common share — diluted	$1.27	$1.69	$2.76	$3.33
Add back:
Non-cash interest expense on convertible notes	0.06	0.05	0.12	0.11
Tax impact of non-cash interest expense on convertible notes	(0.01)	(0.01)	(0.03)	(0.03)
Tax impact of gain on sale of business (1)	—	—	—	(0.05)
Adjusted earnings per common share — diluted	$1.32	$1.73	$2.85	$3.36
Weighted average number of common shares outstanding — diluted	37,852	38,168	38,021	38,193

(1)
For the six months ended June 30, 2019, represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the Ringtail e-discovery software and related business (collectively, "Ringtail") divestiture in 2018.

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$152,976	$47,648	$29,414	$(54,438)
Purchases of property and equipment	(5,663)	(10,508)	(13,899)	(20,661)
Free Cash Flow	$147,313	$37,140	$15,515	$(75,099)

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended June 30, 2020 increased $1.4 million, or 4.8%, to $30.3 million compared with $28.9 million for the three months ended June 30, 2019. The increase was primarily due to higher employee-related costs and variable compensation.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $0.4 million to $2.2 million for the three months ended June 30, 2020 compared with $2.6 million for the three months ended June 30, 2019.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended June 30, 2020 increased $0.4 million to $5.2 million compared with $4.8 million for the three months ended June 30, 2019.
Income tax provision
The effective income tax rate for the three months ended June 30, 2020 of 23.1% compared with 24.8% for the three months ended June 30, 2019. The 2020 tax rate was favorably impacted by a discrete tax adjustment related to share-based compensation, lower non-deductible U.S. expenses and the release of certain valuation allowances on our deferred tax assets. The tax rate for the three months ended June 30, 2019 was favorably impacted by a discrete tax adjustment related to share-based compensation.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the six months ended June 30, 2020 increased $2.9 million, or 5.6%, to $53.9 million compared with $51.0 million for the six months ended June 30, 2019. The increase was primarily due to higher variable compensation and employee-related costs.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $4.5 million to $7.2 million for the six months ended June 30, 2020 compared with $2.8 million for the six months ended June 30, 2019. The increase in interest income and other for the six months ended June 30, 2020 as compared to the prior year was primarily due to an increase in net FX gains of $4.6 million.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the six months ended June 30, 2020 increased $0.5 million to $10.0 million compared with $9.5 million for the six months ended June 30, 2019.

Income tax provision
The effective income tax rate for the six months ended June 30, 2020 was 22.8% compared with 24.5% for the six months ended June 30, 2019. The 2020 tax rate was favorably impacted by a discrete tax adjustment related to share-based compensation, lower non-deductible U.S. expenses and the release of certain valuation allowances on our deferred tax assets. The tax rate for the six months ended June 30, 2019 was favorably impacted by discrete tax adjustments including a change in estimate related to the accounting for the sale of Ringtail and share-based compensation.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles Net Income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income	$48,174	$64,598	$104,921	$127,243
Add back:
Income tax provision	14,470	21,313	30,935	41,243
Interest income and other	(2,202)	(2,609)	(7,219)	(2,768)
Interest expense	5,157	4,793	10,018	9,539
Unallocated corporate expenses	30,276	28,892	53,867	50,995
Total segment operating income	95,875	116,987	192,522	226,252
Add back:
Segment depreciation expense	7,191	6,556	14,337	12,920
Amortization of other intangible assets	2,314	1,852	4,645	3,713
Total Adjusted Segment EBITDA	$105,380	$125,395	$211,504	$242,885

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of revenue-generating professionals: (at period end)
Corporate Finance	1,362	1,011	1,362	1,011
FLC	1,326	1,212	1,326	1,212
Economic Consulting	810	712	810	712
Technology (1)	386	323	386	323
Strategic Communications	761	672	761	672
Total revenue-generating professionals	4,645	3,930	4,645	3,930
Utilization rates of billable professionals: (2)
Corporate Finance	71%	68%	70%	69%
FLC	46%	65%	52%	66%
Economic Consulting	73%	79%	70%	78%
Average billable rate per hour: (3)
Corporate Finance	$494	$475	$473	$453
FLC	$327	$340	$332	$337
Economic Consulting	$508	$524	$478	$501

(1)
The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 224 as-needed employees during the three months ended June 30, 2020 compared with 312 as-needed employees during the three months ended June 30, 2019.

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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$246,011	$190,003	$453,760	$350,969
Percentage change in revenues from prior year	29.5%	34.4%	29.3%	23.5%
Operating expenses
Direct cost of revenues	143,265	112,489	271,869	212,114
Selling, general and administrative expenses	27,520	27,969	58,698	52,859
Amortization of other intangible assets	1,415	766	2,718	1,533
	172,200	141,224	333,285	266,506
Segment operating income	73,811	48,779	120,475	84,463
Percentage change in segment operating income from prior year	51.3%	43.3%	42.6%	25.6%
Add back:
Depreciation and amortization of intangible assets	2,453	1,713	4,735	3,390
Adjusted Segment EBITDA	$76,264	$50,492	$125,210	$87,853
Gross profit (1)	$102,746	$77,514	$181,891	$138,855
Percentage change in gross profit from prior year	32.6%	36.2%	31.0%	22.6%
Gross profit margin (2)	41.8%	40.8%	40.1%	39.6%
Adjusted Segment EBITDA as a percent of revenues	31.0%	26.6%	27.6%	25.0%
Number of revenue-generating professionals (at period end)	1,362	1,011	1,362	1,011
Percentage change in number of revenue-generating professionals from prior year	34.7%	16.1%	34.7%	16.1%
Utilization rates of billable professionals	71%	68%	70%	69%
Average billable rate per hour	$494	$475	$473	$453

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenues increased $56.0 million, or 29.5%, to $246.0 million for the three months ended June 30, 2020, which included a 1.2% estimated negative impact from FX. Acquisition-related revenues contributed $12.4 million, or 6.5% of the increase, compared to the prior year period. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $45.9 million, or 24.1%, primarily due to increased demand and higher realized pricing related to the mix of client engagements and staffing across restructuring services in North America, as well as higher demand for our restructuring services in EMEA, which was partially offset by a $13.2 million decrease in success fees and lower realized pricing for our business transformation and transactions services compared to the prior year period.
Gross profit increased $25.2 million, or 32.6%, to $102.7 million for the three months ended June 30, 2020. Gross profit margin increased 1.0 percentage point for the three months ended June 30, 2020. The increase in gross profit margin was primarily due to increased utilization and higher realized pricing for our restructuring services, which was partially offset by lower utilization for our business transformation and transactions services, as well as lower success fees across our business.
SG&A expenses decreased $0.4 million, or 1.6%, to $27.5 million for the three months ended June 30, 2020, which included a 1.7% estimated favorable impact from FX. SG&A expenses of 11.2% of revenues for the three months ended June 30, 2020 compared with 14.7% of revenues for the three months ended June 30, 2019. The decrease in SG&A expenses was primarily due to reduced travel and entertainment expenses, which was partially offset by acquisition-related expenses.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenues increased $102.8 million, or 29.3%, to $453.8 million for the six months ended June 30, 2020, which included a 1.1% estimated negative impact from FX. Acquisition-related revenues contributed $25.9 million, or 7.4% of the increase, compared to the prior year period. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $80.9 million, or 23.0%, primarily due to increased demand for our restructuring services in North America and EMEA and higher demand for our business transformation and transactions services, which was partially offset by a $12.9 million decrease in success fees compared to the prior year period.
Gross profit increased $43.0 million, or 31.0%, to $181.9 million for the six months ended June 30, 2020. Gross profit margin increased 0.5 percentage points for the six months ended June 30, 2020. The increase in gross profit margin was primarily due to higher realized pricing and increased utilization for our restructuring services, which was partially offset by lower utilization for our business transformation and transactions services, as well as lower success fees across our business.
SG&A expenses increased $5.8 million, or 11.0%, to $58.7 million for the six months ended June 30, 2020, which included a 1.4% estimated favorable impact from FX. SG&A expenses of 12.9% of revenues for the six months ended June 30, 2020 compared with 15.1% of revenues for the six months ended June 30, 2019. The increase in SG&A expenses was primarily due to acquisition-related expenses and higher infrastructure support costs, largely related to an increase in headcount, which was partially offset by lower travel and entertainment expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$106,381	$145,870	$253,978	$284,867
Percentage change in revenues from prior year	-27.1%	9.2%	-10.8%	8.9%
Operating expenses
Direct cost of revenues	92,001	89,891	193,832	173,994
Selling, general and administrative expenses	24,592	28,912	50,566	53,075
Amortization of other intangible assets	170	288	456	579
	116,763	119,091	244,854	227,648
Segment operating income (loss)	(10,382)	26,779	9,124	57,219
Percentage change in segment operating income from prior year	-138.8%	2.3%	-84.1%	13.3%
Add back:
Depreciation and amortization of intangible assets	1,335	1,462	3,037	2,839
Adjusted Segment EBITDA	$(9,047)	$28,241	$12,161	$60,058
Gross profit (1)	$14,380	$55,979	$60,146	$110,873
Percentage change in gross profit from prior year	-74.3%	12.3%	-45.8%	14.2%
Gross profit margin (2)	13.5%	38.4%	23.7%	38.9%
Adjusted Segment EBITDA as a percent of revenues	-8.5%	19.4%	4.8%	21.1%
Number of revenue-generating professionals (at period end)	1,326	1,212	1,326	1,212
Percentage change in number of revenue-generating professionals from prior year	9.4%	13.8%	9.4%	13.8%
Utilization rates of billable professionals	46%	65%	52%	66%
Average billable rate per hour	$327	$340	$332	$337

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenues decreased $39.5 million, or 27.1%, to $106.4 million for the three months ended June 30, 2020, which included a 1.4% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues decreased $37.5 million, or 25.7%, due to decreased demand for all of our services, particularly for our investigations and disputes services.
Gross profit decreased $41.6 million, or 74.3%, to $14.4 million for the three months ended June 30, 2020. Gross profit margin decreased 24.9 percentage points for the three months ended June 30, 2020. The decrease in gross profit margin was largely related to a 19 percentage point decline in utilization coupled with higher employee-related costs due to a 9.4% increase in headcount.
SG&A expenses decreased $4.3 million, or 14.9%, to $24.6 million for the three months ended June 30, 2020, which included a 1.0% estimated favorable impact from FX. SG&A expenses of 23.1% of revenues for the three months ended June 30, 2020 compared with 19.8% of revenues for the three months ended June 30, 2019. The decrease in SG&A expenses was primarily driven by lower travel and entertainment expenses, hiring costs, marketing and business development expenses.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenues decreased $30.9 million, or 10.8%, to $254.0 million for the six months ended June 30, 2020, which included a 1.1% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues decreased $27.9 million, or 9.8%, primarily due to decreased demand for our investigations, disputes and health solutions services.
Gross profit decreased $50.7 million, or 45.8%, to $60.1 million for the six months ended June 30, 2020. Gross profit margin decreased 15.2 percentage points for the six months ended June 30, 2020. The decrease in gross profit margin was largely related to a 14 percentage point decline in utilization, coupled with higher employee-related costs due to increased headcount.
SG&A expenses decreased $2.5 million, or 4.7%, to $50.6 million for the six months ended June 30, 2020. SG&A expenses of 19.9% of revenues for the six months ended June 30, 2020 compared with 18.6% of revenues for the six months ended June 30, 2019. The decrease in SG&A expenses was primarily driven by lower travel and entertainment and hiring costs, which was partially offset by higher infrastructure support costs largely related to an increase in headcount.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$151,493	$155,502	$283,631	$297,773
Percentage change in revenues from prior year	-2.6%	16.6%	-4.7%	11.8%
Operating expenses
Direct cost of revenues	110,293	115,858	211,286	217,621
Selling, general and administrative expenses	20,939	17,852	40,644	35,827
Amortization of other intangible assets	45	45	89	89
	131,277	133,755	252,019	253,537
Segment operating income	20,216	21,747	31,612	44,236
Percentage change in segment operating income from prior year	-7.0%	55.1%	-28.5%	39.7%
Add back:
Depreciation and amortization of intangible assets	1,478	1,566	2,792	3,117
Adjusted Segment EBITDA	$21,694	$23,313	$34,404	$47,353
Gross profit (1)	$41,200	$39,644	$72,345	$80,152
Percentage change in gross profit from prior year	3.9%	19.6%	-9.7%	16.8%
Gross profit margin (2)	27.2%	25.5%	25.5%	26.9%
Adjusted Segment EBITDA as a percent of revenues	14.3%	15.0%	12.1%	15.9%
Number of revenue-generating professionals (at period end)	810	712	810	712
Percentage change in number of revenue-generating professionals from prior year	13.8%	2.4%	13.8%	2.4%
Utilization rates of billable professionals	73%	79%	70%	78%
Average billable rate per hour	$508	$524	$478	$501

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenues decreased $4.0 million, or 2.6%, to $151.5 million for the three months ended June 30, 2020, which included a 1.0% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues decreased $2.5 million, or 1.6%, primarily due to lower demand for financial economics and non-M&A-related antitrust services, along with lower realized pricing for our non-M&A-related antitrust services and international arbitration, which was partially offset by higher demand for M&A-related antitrust services.
Gross profit increased $1.6 million, or 3.9%, to $41.2 million for the three months ended June 30, 2020. Gross profit margin increased 1.7 percentage points for the three months ended June 30, 2020. The increase in gross profit margin was primarily due to lower variable compensation as a percentage of revenues, which was partially offset by lower utilization.
SG&A expenses increased $3.1 million, or 17.3%, to $20.9 million for the three months ended June 30, 2020. SG&A expenses of 13.8% of revenues for the three months ended June 30, 2020 compared with 11.5% of revenues for the three months ended June 30, 2019. The increase in SG&A expenses was primarily driven by an increase in bad debt expense, which was partially offset by lower travel and entertainment expenses.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenues decreased $14.1 million, or 4.7%, to $283.6 million for the six months ended June 30, 2020. The decrease was primarily due to lower demand for financial economics and non-M&A-related antitrust services, along with lower realized pricing for our non-M&A-related antitrust and international arbitration services, which was partially offset by higher demand for our M&A-related antitrust services, along with higher realized pricing for our financial economics services.
Gross profit decreased $7.8 million, or 9.7%, to $72.3 million for the six months ended June 30, 2020. Gross profit margin decreased 1.4 percentage points for the six months ended June 30, 2020. The decrease in gross profit margin was primarily due to lower utilization and realized pricing, as well as higher employee-related costs due to increased headcount.
SG&A expenses increased $4.8 million, or 13.4%, to $40.6 million for the six months ended June 30, 2020. SG&A expenses of 14.3% of revenues for the six months ended June 30, 2020 compared with 12.0% of revenues for the six months ended June 30, 2019. The increase in SG&A expenses was primarily driven by higher bad debt expense and an increase in rent and occupancy expenses.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Revenues	$47,084	$55,632	$105,807	$106,968
Percentage change in revenues from prior year	-15.4%	19.8%	-1.1%	22.5%
Operating expenses
Direct cost of revenues	30,531	31,482	63,708	60,026
Selling, general and administrative expenses	13,121	13,600	27,078	25,956
	43,652	45,082	90,786	85,982
Segment operating income	3,432	10,550	15,021	20,986
Percentage change in segment operating income from prior year	-67.5%	165.9%	-28.4%	219.9%
Add back:
Depreciation and amortization of intangible assets	3,003	2,325	5,898	4,612
Adjusted Segment EBITDA	$6,435	$12,875	$20,919	$25,598
Gross profit (1)	$16,553	$24,150	$42,099	$46,942
Percentage change in gross profit from prior year	-31.5%	23.6%	-10.3%	31.1%
Gross profit margin (2)	35.2%	43.4%	39.8%	43.9%
Adjusted Segment EBITDA as a percent of revenues	13.7%	23.1%	19.8%	23.9%
Number of revenue-generating professionals (at period end) (3)	386	323	386	323
Percentage change in number of revenue-generating professionals from prior year	19.5%	10.2%	19.5%	10.2%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

(3)	Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenues decreased $8.5 million, or 15.4%, to $47.1 million for the three months ended June 30, 2020, which included a 1.0% estimated negative impact from FX. Excluding the estimated negative impact from FX, revenues decreased $8.0 million, or 14.4%, due to decreased demand for our managed review services, primarily related to litigation and global cross-border investigations services that required on site work, as well as lower revenues related to the completion of our transition services associated with the Ringtail divestiture, which was partially offset by higher demand for consulting services, primarily related to information governance and litigation services.
Gross profit decreased $7.6 million, or 31.5%, to $16.6 million for the three months ended June 30, 2020. Gross profit margin decreased by 8.3 percentage points for the three months ended June 30, 2020. The decrease in gross profit margin was due to lower revenues combined with higher employee-related costs due to a 19.5% increase in headcount.
SG&A expenses decreased $0.5 million, or 3.5%, to $13.1 million for the three months ended June 30, 2020. SG&A expenses of 27.9% of revenues for the three months ended June 30, 2020 compared with 24.4% of revenues for the three months ended June 30, 2019. The decrease in SG&A expenses was primarily due to lower travel and entertainment expenses, which was partially offset by an increase in other general and administrative expenses.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenues decreased $1.2 million, or 1.1%, to $105.8 million for the six months ended June 30, 2020. The decrease was primarily due to lower demand and realized prices for our managed review services, as well as lower revenues related to the completion of our transition services associated with the Ringtail divestiture and lower demand and realization for our processing services, which was partially offset by an increase in consulting services, primarily driven by M&A-related and litigation services.
Gross profit decreased $4.8 million, or 10.3%, to $42.1 million for the six months ended June 30, 2020. Gross profit margin decreased by 4.1 percentage points for the six months ended June 30, 2020. The decrease in gross profit margin was largely due to the completion of our transition services associated with the Ringtail divestiture, coupled with an unfavorable mix and lower profitability for our managed review and processing services, which was partially offset by the favorable mix and higher profitability for our consulting services.
SG&A expenses increased $1.1 million, or 4.3%, to $27.1 million for the six months ended June 30, 2020. SG&A expenses of 25.6% of revenues for the six months ended June 30, 2020 compared with 24.3% of revenues for the six months ended June 30, 2019. The increase in SG&A expenses was primarily due to higher infrastructure support costs largely related to an increase in headcount, as well as an increase in other general and administrative expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Revenues	$56,883	$59,112	$115,269	$116,816
Percentage change in revenues from prior year	-3.8%	2.8%	-1.3%	5.9%
Operating expenses
Direct cost of revenues	36,923	36,539	74,563	71,577
Selling, general and administrative expenses	10,478	12,688	23,034	24,379
Amortization of other intangible assets	684	753	1,382	1,512
	48,085	49,980	98,979	97,468
Segment operating income	8,798	9,132	16,290	19,348
Percentage change in segment operating income from prior year	-3.7%	-4.0%	-15.8%	8.3%
Add back:
Depreciation and amortization of intangible assets	1,236	1,342	2,520	2,675
Adjusted Segment EBITDA	$10,034	$10,474	$18,810	$22,023
Gross profit (1)	$19,960	$22,573	$40,706	$45,239
Percentage change in gross profit from prior year	-11.6%	1.2%	-10.0%	3.7%
Gross profit margin (2)	35.1%	38.2%	35.3%	38.7%
Adjusted Segment EBITDA as a percent of revenues	17.6%	17.7%	16.3%	18.9%
Number of revenue-generating professionals (at period end)	761	672	761	672
Percentage change in number of revenue-generating professionals from prior year	13.2%	7.0%	13.2%	7.0%

(1)	Revenues less direct cost of revenues

(2)	Gross profit as a percentage of revenues

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenues decreased $2.2 million, or 3.8%, to $56.9 million for the three months ended June 30, 2020, which included a 2.1% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues decreased $1.0 million, or 1.7%, primarily due to $1.9 million in lower pass-through revenues, which were partially offset by higher project-based revenues. The increase in project-based revenues was primarily driven by higher demand for public affairs and financial communications services as compared to the prior year period.
Gross profit decreased $2.6 million, or 11.6%, to $20.0 million for the three months ended June 30, 2020. Gross profit margin decreased 3.1 percentage points for the three months ended June 30, 2020. The decrease in gross profit margin was driven by higher employee-related costs due to increased headcount.
SG&A expenses decreased $2.2 million, or 17.4%, to $10.5 million for the three months ended June 30, 2020, which included a 1.9% estimated favorable impact from FX. SG&A expenses of 18.4% of revenues for the three months ended June 30, 2020 compared with 21.5% of revenues for the three months ended June 30, 2019. The decrease in SG&A expenses was primarily due to lower travel and entertainment expenses and other general and administrative expenses.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenues decreased $1.5 million, or 1.3%, to $115.3 million for the six months ended June 30, 2020, which included a 1.7% estimated negative impact from FX. Excluding the estimated negative impact of FX, revenues increased $0.5 million, or 0.4%, primarily due to higher project- and retainer-based revenues, which were partially offset by $1.5 million in lower pass-through revenues. The increase in project- and retainer-based revenues was primarily driven by higher demand for financial communications and public affairs services, which was partially offset by lower demand for corporate reputation services as compared to the prior year period.

Gross profit decreased $4.5 million, or 10.0%, to $40.7 million for the six months ended June 30, 2020. Gross profit margin decreased 3.4 percentage points for the six months ended June 30, 2020. The decrease in gross profit margin was primarily driven by higher employee-related costs due to increased headcount, which was partially offset by lower variable compensation as a percentage of revenues.
SG&A expenses decreased $1.3 million, or 5.5%, to $23.0 million for the six months ended June 30, 2020, which included a 1.6% estimated favorable impact from FX. SG&A expenses of 20.0% of revenues for the six months ended June 30, 2020 compared with 20.9% of revenues for the six months ended June 30, 2019. The decrease in SG&A expenses was primarily due to lower travel and entertainment expenses.
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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash Flows	(dollars in thousands)
Net cash provided by (used in) operating activities	$29,414	$(54,438)
Net cash used in investing activities	$(13,885)	$(20,592)
Net cash used in financing activities	$(70,051)	$(47,152)
DSO	98	103
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
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Net cash provided by operating activities for the six months ended June 30, 2020 was $29.4 million, compared with $54.4 million in net cash used in operating activities for the six months ended June 30, 2019. The increase in net cash provided by operating activities was primarily due to higher cash collections, combined with lower non-compensation-related operating costs, which was partially offset by higher salaries related to headcount growth and higher annual bonus payments. DSO was 98 days as of June 30, 2020 and 103 days as of June 30, 2019. The decrease in DSO was primarily due to an increase in cash collections, which outpaced the increase in revenues.
Net cash used in investing activities for the six months ended June 30, 2020 was $13.9 million compared with $20.6 million for the six months ended June 30, 2019 and primarily related to capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2020 was $70.1 million compared with $47.2 million for the six months ended June 30, 2019. The increase in net cash used in financing activities for the six months ended June 30, 2020 as compared to the prior year was primarily due to an increase of $32.8 million in payments for common stock repurchases under the Repurchase Program, partially offset by an increase in net borrowings of $15.0 million under our Credit Facility in the current year.
Capital Resources
As of June 30, 2020, our capital resources included $304.2 million of cash and cash equivalents and available borrowing capacity of $514.0 million under the $550.0 million revolving line of credit under our Credit Facility. As of June 30, 2020, we had $35.0 million of outstanding borrowings under our Credit Facility and $1.0 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Agreement and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of June 30, 2020, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2023 Convertible Notes.

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
During the six months ended June 30, 2020, we spent $13.9 million in capital expenditures to support our organization, including direct support for specific client engagements. We currently expect to make additional capital expenditures in an aggregate amount between $26 million and $32 million to support our organization for the remainder of 2020. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
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
Each $1,000 principal amount of the 2023 Convertible Notes will be convertible into 9.8643 shares of our common stock, which is equivalent to a conversion price of approximately $101.38 per share of common stock, at maturity, subject to adjustment upon the occurrence of specified events. Prior to the close of business on the business day immediately preceding May 15, 2023, the 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances.
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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 and under the heading “Risk Factors” in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on April 30, 2020 and Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1 through April 30, 2020	13	(2)	$119.64	13	(5)	$114,757
May 1 through May 31, 2020	80	(3)	$116.47	67	(6)	$106,953
June 1 through June 30, 2020	396	(4)	$106.80	391	(7)	$65,279
	489			471

(1)
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $500.0 million. During the quarter ended June 30, 2020, we repurchased an aggregate of 470,853 shares of our outstanding common stock under the Repurchase Program at an average price of $108.41 per share for a total cost of approximately $51.0 million.

(2)	Includes 164 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(3)	Includes 12,406 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)	Includes 5,881 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)	During the month ended April 30, 2020, we repurchased and retired 13,178 shares of common stock, at an average price per share of $119.41, for an aggregate cost of $1.6 million.

(6)	During the month ended May 31, 2020, we repurchased and retired 67,142 shares of common stock, at an average price per share of $116.21, for an aggregate cost of $7.8 million.

(7)	During the month ended June 30, 2020, we repurchased and retired 390,533 shares of common stock, at an average price per share of $106.69, for an aggregate cost of $41.7 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

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

10.1*
Amendment No. 1 to the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, Effective as of June  3, 2020 (Filed as Appendix B to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2020 and incorporated herein by reference.)

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

101
The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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
Date: July 30, 2020

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)