Form 10-Q
period 2020-09-30
FTI CONSULTING, INC
filed 2020-10-29
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2020
Common Stock, $0.01 par value	35,661,709

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$304,658	$369,373
Accounts receivable:
Billed receivables	603,832	540,584
Unbilled receivables	482,586	418,288
Allowance for doubtful accounts and unbilled services	(323,658)	(265,500)
Accounts receivable, net	762,760	693,372
Current portion of notes receivable	34,089	35,106
Prepaid expenses and other current assets	74,223	80,810
Total current assets	1,175,730	1,178,661
Property and equipment, net	95,544	93,672
Operating lease assets	153,818	159,777
Goodwill	1,223,764	1,202,767
Other intangible assets, net	43,652	38,432
Notes receivable, net	66,078	69,033
Other assets	35,812	40,800
Total assets	$2,794,398	$2,783,142
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$164,493	$158,936
Accrued compensation	397,147	416,903
Billings in excess of services provided	46,621	36,698
Total current liabilities	608,261	612,537
Long-term debt, net	308,454	275,609
Noncurrent operating lease liabilities	161,976	176,378
Deferred income taxes	150,572	151,352
Other liabilities	90,638	78,124
Total liabilities	1,319,901	1,294,000
Commitments and contingent liabilities (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 36,028 (2020) and 37,390 (2019)	360	374
Additional paid-in capital	46,642	216,162
Retained earnings	1,568,546	1,413,453
Accumulated other comprehensive loss	(141,051)	(140,847)
Total stockholders' equity	1,474,497	1,489,142
Total liabilities and stockholders' equity	$2,794,398	$2,783,142

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$622,249	$593,106	$1,834,694	$1,750,499
Operating expenses
Direct cost of revenues	417,179	380,892	1,232,437	1,116,224
Selling, general and administrative expenses	122,102	127,951	375,989	371,042
Special charges	7,103	—	7,103	—
Amortization of other intangible assets	2,795	2,125	7,440	5,838
	549,179	510,968	1,622,969	1,493,104
Operating income	73,070	82,138	211,725	257,395
Other income (expense)
Interest income and other	(3,340)	2,973	3,879	5,741
Interest expense	(5,151)	(4,832)	(15,169)	(14,371)
	(8,491)	(1,859)	(11,290)	(8,630)
Income before income tax provision	64,579	80,279	200,435	248,765
Income tax provision	14,407	19,857	45,342	61,100
Net income	$50,172	$60,422	$155,093	$187,665
Earnings per common share — basic	$1.41	$1.65	$4.30	$5.09
Earnings per common share — diluted	$1.35	$1.59	$4.11	$4.92
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$21,330	$(16,633)	$(204)	$(16,225)
Total other comprehensive income (loss), net of tax	21,330	(16,633)	(204)	(16,225)
Comprehensive income	$71,502	$43,789	$154,889	$171,440

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$56,747	$—	$56,747
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31,102)	(31,102)
Issuance of common stock in connection with:
Exercise of options	34	1	1,206	—	—	1,207
Restricted share grants, less net settled shares of 58	136	1	(6,768)	—	—	(6,767)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(450)	(5)	(50,306)	—	—	(50,311)
Share-based compensation	—	—	7,454	—	—	7,454
Balance at March 31, 2020	37,110	$371	$170,062	$1,470,200	$(171,949)	$1,468,684
Net income	—	$—	$—	$48,174	$—	$48,174
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,568	9,568
Issuance of common stock in connection with:
Exercise of options	33	—	1,191	—	—	1,191
Restricted share grants, less net settled shares of 18	38	1	(2,155)	—	—	(2,154)
Purchase and retirement of common stock	(471)	(5)	(51,048)	—	—	(51,053)
Share-based compensation	—	—	4,693	—	—	4,693
Balance at June 30, 2020	36,710	$367	$122,743	$1,518,374	$(162,381)	$1,479,103
Net income	—	$—	$—	$50,172	$—	$50,172
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	21,330	21,330
Issuance of common stock in connection with:
Exercise of options	43	—	1,536	—	—	1,536
Restricted share grants, less net settled shares of 2	24	—	(207)	—	—	(207)
Purchase and retirement of common stock	(749)	(7)	(82,859)	—	—	(82,866)
Share-based compensation	—	—	5,429	—	—	5,429
Balance at September 30, 2020	36,028	$360	$46,642	$1,568,546	$(141,051)	$1,474,497

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$62,645	$—	$62,645
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,223	5,223
Issuance of common stock in connection with:
Exercise of options	55	1	2,211	—	—	2,212
Restricted share grants, less net settled shares of 38	153	1	(2,740)	—	—	(2,739)
Stock units issued under incentive compensation plan	—	—	1,346	—	—	1,346
Purchase and retirement of common stock	(328)	(3)	(21,880)	—	—	(21,883)
Share-based compensation	—	—	6,393	—	—	6,393
Balance at March 31, 2019	38,027	$380	$284,864	$1,259,372	$(142,594)	$1,402,022
Net income	—	$—	$—	$64,598	$—	$64,598
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(4,815)	(4,815)
Issuance of common stock in connection with:
Exercise of options	87	1	3,075	—	—	3,076
Restricted share grants, less net settled shares of 17	78	1	(1,352)	—	—	(1,351)
Purchase and retirement of common stock	(580)	(6)	(48,326)	—	—	(48,332)
Share-based compensation	—	—	3,814	—	—	3,814
Balance at June 30, 2019	37,612	$376	$242,075	$1,323,970	$(147,409)	$1,419,012
Net income	—	$—	$—	$60,422	$—	$60,422
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(16,633)	(16,633)
Issuance of common stock in connection with:
Exercise of options	94	1	3,568	—	—	3,569
Restricted share grants, less net settled shares of 13	14	—	(1,322)	—	—	(1,322)
Stock units issued under incentive compensation plan	—	—	67	—	—	67
Purchase and retirement of common stock	(91)	(1)	(7,733)	—	—	(7,734)
Share-based compensation	—	—	3,853	—	—	3,853
Balance at September 30, 2019	37,629	$376	$240,508	$1,384,392	$(164,042)	$1,461,234

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$155,093	$187,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,655	22,384
Amortization and impairment of other intangible assets	7,440	5,838
Acquisition-related contingent consideration	4,652	717
Provision for doubtful accounts	15,608	13,552
Share-based compensation	17,576	14,060
Amortization of debt discount and issuance costs	9,028	8,666
Deferred income taxes	(1,658)	4,084
Other	45	248
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(86,491)	(191,644)
Notes receivable	3,346	2,521
Prepaid expenses and other assets	8,294	(5,817)
Accounts payable, accrued expenses and other	7,713	(7,332)
Income taxes	(14,635)	26,693
Accrued compensation	(18,985)	5,156
Billings in excess of services provided	10,296	(9,925)
Net cash provided by operating activities	140,977	76,866
Investing activities
Payments for acquisition of businesses, net of cash received	(25,271)	(18,791)
Purchases of property and equipment	(25,663)	(27,026)
Other	558	55
Net cash used in investing activities	(50,376)	(45,762)
Financing activities
Borrowings under revolving line of credit	149,500	45,000
Repayments under revolving line of credit	(124,500)	(45,000)
Purchase and retirement of common stock	(175,832)	(77,949)
Net issuance of common stock under equity compensation plans	(5,195)	3,176
Payments for business acquisition liabilities	(3,948)	(2,282)
Deposits and other	4,561	535
Net cash used in financing activities	(155,414)	(76,520)
Effect of exchange rate changes on cash and cash equivalents	98	(8,183)
Net decrease in cash and cash equivalents	(64,715)	(53,599)
Cash and cash equivalents, beginning of period	369,373	312,069
Cash and cash equivalents, end of period	$304,658	$258,470
Supplemental cash flow disclosures
Cash paid for interest	$7,115	$7,264
Cash paid for income taxes, net of refunds	$61,636	$29,885
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,314	$1,413
Purchase and retirement of common stock not yet paid	$8,540	$—
Business acquisition liabilities not yet paid	$3,460	$14,004

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
2. New Accounting Standards
 Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15 ("ASU 2018-15"), Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires companies to capitalize implementation costs of a hosting arrangement that is a service contract and expense those costs over the term of the hosting arrangement. On January 1, 2020, we prospectively adopted ASU 2018-15 for eligible costs incurred on or after the adoption date. The adoption of this standard resulted in the recognition of additional internal use software costs, which are included in the “Property and equipment, net” financial statement line item on the Condensed Consolidated Balance Sheets. The impact was not material on the Condensed Consolidated Balance Sheets as of September 30, 2020 or on the Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the three and nine months ended September 30, 2020 and 2019, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. See Note 9, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator — basic and diluted
Net income	$50,172	$60,422	$155,093	$187,665
Denominator
Weighted average number of common shares outstanding — basic	35,639	36,617	36,073	36,851
Effect of dilutive convertible notes	337	21	425	7
Effect of dilutive stock options	402	471	436	454
Effect of dilutive restricted shares	708	829	774	795
Weighted average number of common shares outstanding — diluted	37,086	37,938	37,708	38,107
Earnings per common share — basic	$1.41	$1.65	$4.30	$5.09
Earnings per common share — diluted	$1.35	$1.59	$4.11	$4.92
Antidilutive stock options and restricted shares	83	1	50	24
4. Special Charges
During the three and nine months ended September 30, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York. The lease abandonment costs include non-cash charges of $4.4 million related to accelerated amortization on operating lease assets and accelerated depreciation on lease-related property and equipment; and
•$2.4 million of employee severance and other employee-related costs associated with performance-related actions in our Forensic and Litigation Consulting ("FLC") segment that impacted 16 employees. All of these amounts will be paid in cash within the next twelve months.
There were no special charges recorded during the three and nine months ended September 30, 2019.
The following table details the special charge by segment:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Corporate Finance & Restructuring	$861	$861
FLC	3,484	3,484
Economic Consulting	35	35
Technology	276	276
Strategic Communications	2,074	2,074
Segment special charge	6,730	6,730
Unallocated Corporate	373	373
Total	$7,103	$7,103

5. Revenues
We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of arrangements:
•Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date.
•Fixed-fee arrangements require the client to pay a pre-established fee in exchange for a predetermined set of professional services. We recognize revenues earned to date by applying the proportional performance method. Generally, these arrangements have one performance obligation.
•Performance-based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. We recognize revenues earned to date in an amount that is probable not to reverse and by applying the proportional performance method when the criteria for over time revenue recognition are met.
Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers.
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $2.6 million and $15.1 million for the three and nine months ended September 30, 2020, respectively, and $7.0 million and $23.5 million for the three and nine months ended September 30, 2019, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of September 30, 2020 and December 31, 2019, the aggregate amount of unfulfilled performance obligations was $3.1 million and $2.3 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2020 and $1.3 million as of December 31, 2019.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was $1.0 million as of September 30, 2020 and immaterial as of December 31, 2019.

6. Accounts Receivable and Allowance for Doubtful Accounts
Timing of revenue recognition often differs from the timing of billing to our customers. Generally, we transfer goods or services to a customer before the customer pays consideration or payment is due. If we have an unconditional right to invoice and receive payment for goods or services already provided, we record billed and unbilled receivables on our Condensed Consolidated Balance Sheets. Our contract terms generally include a requirement of payment within 30 days when no contingencies exist. Payment terms and conditions vary depending on the jurisdiction, market and type of service, and whether regulatory or other third-party approvals are required. At times, we may execute contracts in a form provided by customers that might include different payment terms and contracts may be negotiated at the client’s request.
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
Our billed accounts receivables are written off when the potential for recovery is considered remote. The following table summarizes total bad debt expense and write-offs for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Bad debt expense	$3,984	$7,292	$15,608	$13,552
Write-offs	6,182	2,951	19,707	8,869
7. Goodwill and Other Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring	FLC	Economic Consulting	Technology	Strategic Communications	Total
Balance at December 31, 2019
Goodwill	$478,842	$232,120	$268,677	$96,770	$320,497	$1,396,906
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at December 31, 2019	478,842	232,120	268,677	96,770	126,358	1,202,767
Acquisitions	20,532	—	—	—	—	20,532
Foreign currency translation adjustment and other	2,300	(600)	(7)	(29)	(1,199)	465
Balance at September 30, 2020
Goodwill	501,674	231,520	268,670	96,741	319,298	1,417,903
Accumulated goodwill impairment	—	—	—	—	(194,139)	(194,139)
Goodwill, net at September 30, 2020	$501,674	$231,520	$268,670	$96,741	$125,159	$1,223,764

During the three months ended September 30, 2020, we acquired a strategy consulting and investment banking business that was assigned to the Corporate Finance & Restructuring ("Corporate Finance") segment. We recorded $20.5 million in goodwill based on a preliminary purchase price allocation as a result of the acquisition. We have included the results of the acquired business’s operations in the Corporate Finance segment since its acquisition date.
Other Intangible Assets
Other intangible assets were as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	$110,502	$82,343	$28,159	$99,613	$76,808	$22,805
Trademarks (1)	11,401	2,108	9,293	9,855	653	9,202
Acquired software and other	3,537	2,437	1,100	3,386	2,061	1,325
	125,440	86,888	38,552	112,854	79,522	33,332
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$130,540	$86,888	$43,652	$117,954	$79,522	$38,432

(1) During the three months ended September 30, 2020, we acquired a strategy consulting and investment banking business, and its related intangible assets were assigned to the Corporate Finance segment.

Other intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.8 million and $7.4 million for the three and nine months ended September 30, 2020, respectively, and $2.1 million and $5.8 million for the three and nine months ended September 30, 2019, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of September 30, 2020 (1)
2020 (remaining)	$2,792
2021	10,642
2022	8,519
2023	4,821
2024	3,388
Thereafter	8,390
$38,552

(1)Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

8. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)(2)	$18,545	$—	$—	$18,545
2023 Convertible Notes (3)	283,454	—	394,079	—
Total	$301,999	$—	$394,079	$18,545

	December 31, 2019
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$14,826	$—	$—	$14,826
2023 Convertible Notes (3)	275,609	—	398,016	—
Total	$290,435	$—	$398,016	$14,826

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)During the three months ended September 30, 2020, we acquired a strategy consulting and investment banking business that was assigned to the Corporate Finance segment and recorded an acquisition-related contingent consideration liability.
(3)The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equivalent to their carrying values as of September 30, 2020 and December 31, 2019.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our 2023 Convertible Notes is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. We have multiple valuation models that use different inputs and assumptions based on the timing of the acquisitions. As a result, the significant unobservable inputs used in these models vary. The acquisition-related contingent consideration subject to the probability-weighted discounted cash flow model was valued using significant unobservable inputs including a discount rate of 13.5% and future cash flows. The acquisition-related contingent consideration liabilities subject to the Monte Carlo simulation were valued using significant unobservable inputs including volatility rates between 31.5% and 35.0% and discount rates between 14.0% and 13.0%, which reflect the weighted average of our cost of debt and adjusted cost of equity of the acquired companies, and future cash flows. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available.

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Liability for Acquisition-Related Contingent Consideration
Balance at December 31, 2019	$14,826
Accretion expense (1)	506
Foreign currency translation adjustment (2)	(148)
Balance at March 31, 2020	$15,184
Accretion expense (1)	614
Payments	(4,692)
Foreign currency translation adjustment (2)	88
Balance at June 30, 2020	$11,194
Additions (3)	3,460
Accretion expense (1)	3,532
Foreign currency translation adjustment (2)	359
Balance at September 30, 2020	$18,545

Liability for Acquisition-Related Contingent Consideration
Balance at December 31, 2018	$3,698
Accretion expense (1)	93
Balance at March 31, 2019	$3,791
Accretion expense (1)	93
Payments	(1,000)
Balance at June 30, 2019	$2,884
Additions (3)	14,004
Accretion expense (1)	531
Foreign currency translation adjustment (2)	(333)
Balance at September 30, 2019	$17,086

(1)Accretion expense is included in "Selling, general and administrative expenses" on the Condensed Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Condensed Consolidated Statements of Comprehensive Income.
(3)During the three months ended September 30, 2020 and 2019, we acquired businesses that were assigned to the Corporate Finance segment.

9. Debt
The table below summarizes the components of the Company’s debt:

	September 30, 2020	December 31, 2019
2023 Convertible Notes	$316,250	$316,250
Credit Facility	25,000	—
Total debt	341,250	316,250
Less: deferred debt discount	(28,626)	(35,393)
Less: deferred debt issue costs	(4,170)	(5,248)
Long-term debt, net (1)	$308,454	$275,609
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)There were no current portions of long-term debt as of September 30, 2020 and December 31, 2019.

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
The 2023 Convertible Notes are convertible at maturity at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Subject to the conditions set forth in the indenture governing the 2023 Convertible Notes, holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were not met as of September 30, 2020.
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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,581	$1,581	$4,744	$4,743
Amortization of debt discount (1)	2,286	2,166	6,766	6,411
Total	$3,867	$3,747	$11,510	$11,154

(1)The effective interest rate of the liability component is 5.45%.
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
The Company classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. Additionally, $1.1 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) as of September 30, 2020 for letters of credit.
There were $0.8 million and $2.0 million of unamortized debt issue costs related to the Credit Facility as of September 30, 2020 and December 31, 2019, respectively. These amounts were included in “Other assets” on our Condensed Consolidated Balance Sheets.
10. Leases
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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	As of September 30, 2020	As of December 31, 2019
Assets
Operating lease assets	Operating lease assets	$153,818	$159,777
Total lease assets		$153,818	$159,777
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$41,875	$35,727
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	161,976	176,378
Total lease liabilities		$203,851	$212,105

The table below summarizes total lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2020	2019	2020	2019
Operating lease costs	$15,769	$11,332	$39,368	$33,241
Short-term lease costs	768	926	1,778	2,355
Variable lease costs	3,730	3,030	9,563	8,728
Sublease income	(1,048)	(1,259)	(3,178)	(3,702)
Total lease cost, net	$19,219	$14,029	$47,531	$40,622

We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $1.2 million for the remainder of 2020, $4.6 million in 2021, $0.8 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in years beyond 2024.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet:

As of September 30, 2020
2020 (remaining)	$4,428
2021	57,940
2022	37,736
2023	31,546
2024	27,760
Thereafter	84,838
Total future lease payments	244,248
Less: imputed interest	(40,397)
Total	$203,851

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$41,078	$33,031

Operating lease assets obtained in exchange for lease liabilities	$23,653	$21,880

Weighted average remaining lease term (years)
Operating leases	6.8	6.5

Weighted average discount rate
Operating leases	5.5%	5.6%
On October 26, 2020, the Company entered into a material lease agreement, amending and restating the lease agreement entered into as of August 19, 2020 (the "Lease") for its new principal office space in New York, New York. The Company expects to accept possession of the premises on or about April 1, 2021, subject to the satisfaction of certain conditions, and shall continue for an initial fixed term of 15 years, subject to two renewal options of five years each. Fixed rental payments under the Lease are scheduled to commence in April 2022, payable in monthly installments and will aggregate approximately $145 million, excluding lease-related incentives over the term of the Lease. The Lease is not included in operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020 as the Company does not yet have the right to use the premises.
11. Commitments and Contingencies
The Company entered into a material lease agreement for its new principal office space in New York, New York during the three months ended September 30, 2020. See Note 10, "Leases" for additional information about the terms of the Lease.
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.
12. Share-Based Compensation
During the nine months ended September 30, 2020, we granted 158,996 restricted share awards, 50,817 restricted stock units and 108,718 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the

nine months ended September 30, 2020, 6,805 shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements.
Total share-based compensation expense, net of forfeitures, for the three and nine months ended September 30, 2020 and 2019 is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2020	2019	2020	2019
Direct cost of revenues	$2,404	$2,327	$10,268	$10,129
Selling, general and administrative expenses	2,837	3,478	8,773	8,608
Total share-based compensation expense	$5,241	$5,805	$19,041	$18,737
13. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On July 28, 2020, our Board of Directors authorized an additional $200.0 million, increasing the Repurchase Program to an aggregate authorization of $700.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2020, we have $182.4 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock repurchased and retired	749	91	1,670	999
Average price paid per share	$110.57	$85.11	$110.27	$78.04
Total cost	$82,852	$7,732	$184,196	$77,929
Common stock outstanding was 36.0 million shares and 37.4 million shares as of September 30, 2020 and December 31, 2019, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
14. Segment Reporting
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Corporate Finance	$236,615	$191,698	$690,375	$542,667
FLC	119,104	142,651	373,082	427,518
Economic Consulting	154,978	141,715	438,609	439,488
Technology	58,585	57,083	164,392	164,051
Strategic Communications	52,967	59,959	168,236	176,775
Total revenues	$622,249	$593,106	$1,834,694	$1,750,499
Adjusted Segment EBITDA
Corporate Finance	$56,215	$48,084	$181,425	$135,937
FLC	13,591	27,008	25,752	87,066
Economic Consulting	25,720	19,413	60,124	66,766
Technology	11,939	12,286	32,858	37,884
Strategic Communications	8,427	12,644	27,237	34,667
Total Adjusted Segment EBITDA	$115,892	$119,435	$327,396	$362,320
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$50,172	$60,422	$155,093	$187,665
Add back:
Income tax provision	14,407	19,857	45,342	61,100
Interest income and other	3,340	(2,973)	(3,879)	(5,741)
Interest expense	5,151	4,832	15,169	14,371
Unallocated corporate expenses (1)	26,061	27,783	79,928	78,778
Segment depreciation expense	7,236	7,389	21,573	20,309
Amortization of intangible assets	2,795	2,125	7,440	5,838
Segment special charges	6,730	—	6,730	—
Total Adjusted Segment EBITDA	$115,892	$119,435	$327,396	$362,320

(1) Includes $0.4 million of special charges.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for the three and nine months ended September 30, 2020 and 2019 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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

Our financial results are primarily driven by:
•the number, size and type of engagements we secure;
•the rate per hour or fixed charges we charge our clients for services;
•the utilization rates of the revenue-generating professionals we employ;
•the timing of revenue recognition related to revenues subject to certain performance-based contingencies;
•the number of revenue-generating professionals;
•the types of assignments we are working on at different times;
•the length of the billing and collection cycles; and
•the geographic locations of our clients or locations in which services are rendered.
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
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Certain of these financial measures are considered not in conformity with GAAP ("non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:
•Total Segment Operating Income
•Adjusted EBITDA
•Total Adjusted Segment EBITDA
•Adjusted EBITDA Margin
•Adjusted Net Income
•Adjusted Earnings per Diluted Share
•Free Cash Flow
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
EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$622,249	$593,106	$1,834,694	$1,750,499
Special charges (1)	$7,103	$—	$7,103	$—
Net income	$50,172	$60,422	$155,093	$187,665
Adjusted EBITDA	$90,917	$92,343	$249,924	$285,616
Earnings per common share — diluted	$1.35	$1.59	$4.11	$4.92
Adjusted earnings per common share — diluted	$1.54	$1.63	$4.39	$4.99
Net cash provided by operating activities	$111,563	$131,304	$140,977	$76,866
Total number of employees	6,264	5,456	6,264	5,456

(1)    Excluded from non-GAAP financial measures.

Third Quarter 2020 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2020 increased $29.1 million, or 4.9%, to $622.2 million, as compared to the three months ended September 30, 2019, which included a 1.0% estimated positive impact from FX. Acquisition-related revenues contributed $8.5 million compared to the same quarter in the prior year. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $14.8 million, or 2.5%, primarily due to increased demand for our Corporate Finance and Economic Consulting segments, which was partially offset by lower demand for our FLC and Strategic Communications segments, as well as a $13.6 million decrease in pass-through revenues, which includes billable travel and entertainment expenses and media buys, compared to the same quarter in the prior year.

Special Charges
During the three months ended September 30, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York. The lease abandonment costs include non-cash charges of $4.4 million related to accelerated amortization on operating lease assets and accelerated depreciation on lease-related property and equipment; and
•$2.4 million of employee severance and other employee-related costs associated with performance-related actions in our FLC segment that impacted 16 employees. All of these amounts will be paid in cash within the next twelve months.
There were no special charges recorded during the three months ended September 30, 2019.
The following table details the special charge by segment:

Three Months Ended September 30, 2020

(in thousands)
Corporate Finance	$861
FLC	3,484
Economic Consulting	35
Technology	276
Strategic Communications	2,074
Segment special charge	6,730
Unallocated Corporate	373
Total	$7,103
Net income
Net income for the three months ended September 30, 2020 decreased $10.3 million to $50.2 million, as compared to the three months ended September 30, 2019. The decrease in net income was due to higher compensation expenses, primarily related to a 15.8% increase in billable headcount and higher variable compensation, as well as a special charge of $7.1 million and FX remeasurement losses, which were partially offset by an increase in revenues, a decline in selling, general and administrative ("SG&A") expenses and a lower effective tax rate.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2020 decreased $1.4 million, or 1.5%, to $90.9 million, as compared to the three months ended September 30, 2019. Adjusted EBITDA Margin of 14.6% for the three months ended September 30, 2020 compared with 15.6% for the three months ended September 30, 2019. The decrease in Adjusted EBITDA, which excludes the special charge, was due to higher compensation expenses, primarily related to a 15.8% increase in billable headcount and higher variable compensation, which were partially offset by an increase in revenues and a decline in SG&A expenses.

EPS and Adjusted EPS
EPS for the three months ended September 30, 2020 decreased $0.24 to $1.35 compared to $1.59 for the three months ended September 30, 2019. The special charge recorded in the third quarter of 2020 reduced EPS by $0.14. The decrease in EPS was primarily due to the lower operating results described above, coupled with FX remeasurement losses, which were partially offset by a lower effective tax rate.
Adjusted EPS decreased $0.09 to $1.54 for the three months ended September 30, 2020 compared to $1.63 for the three months ended September 30, 2019. 2020 Adjusted EPS excludes $7.1 million of special charges and $2.3 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.14 and $0.05, respectively. 2019 Adjusted EPS excluded $2.2 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.04.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended September 30, 2020 decreased $19.7 million to $111.6 million compared with $131.3 million for the three months ended September 30, 2019. The decrease in net cash provided by operating activities was primarily due to an increase in compensation expenses largely related to headcount growth, combined with an increase in income tax payments, which were partially offset by lower non-compensation-related operating costs and slightly higher cash collections. Days sales outstanding (“DSO”) of 104 days at September 30, 2020 compared to 108 days at September 30, 2019.
Free Cash Flow was an inflow of $99.8 million and $124.9 million for the three months ended September 30, 2020 and 2019, respectively. The decrease for the three months ended September 30, 2020 was primarily due to lower net cash provided by operating activities, as described above.
Other strategic activities
During the three months ended September 30, 2020, we acquired certain assets of Delta Partners Group Limited, a leading telecom, media and technology focused strategy consulting and investment banking firm with offices in Dubai, New York, Singapore, Barcelona, Johannesburg, San Francisco and Sydney.
Also, during the three months ended September 30, 2020, we entered into a material lease agreement for our new principal office space in New York, New York to consolidate existing office space into fewer locations and in anticipation of future office space needs in view of our current leases, which are scheduled to expire in November 2021.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic has created global volatility, economic uncertainty and general market disruption. The extent to which COVID-19 will ultimately impact our business is difficult to predict. During the three months ended September 30, 2020, the COVID-19 pandemic impacted each of our segments, practices and regions differently. In general, limitations in our ability to service our clients due to social distancing, travel restrictions and remote work have negatively impacted our financial results. In addition, we experienced a reduction in demand and delays in our ability to provide certain services due to regulatory moratoriums and postponements of legal proceedings and investigations. These events arising from COVID-19 have negatively impacted our segment results to a varied extent this quarter, but they particularly impacted our FLC segment. While restructuring and bankruptcy services provided by our Corporate Finance segment have experienced increased demand as compared to the same period in the prior year as a result of the adverse economic impact of the COVID-19 pandemic, during the third quarter of 2020 we experienced a decline in activity as compared to the second quarter of 2020 primarily resulting from government monetary stimulus and the availability of other financing sources. Thus, the increased demand for our restructuring and bankruptcy services may not adequately offset the potential negative impacts of the COVID-19 pandemic on our business in future quarters.

Headcount
Our total headcount increased 12.5% from 5,567 at December 31, 2019 to 6,264 at September 30, 2020. The following table includes the net billable headcount additions (reductions) for the nine months ended September 30, 2020:

Billable Headcount	Corporate Finance (1)	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2019	1,194	1,351	790	361	728	4,424
Additions, net	54	42	20	13	27	156
March 31, 2020	1,248	1,393	810	374	755	4,580
Additions (reductions), net	114	(67)	—	12	6	65
June 30, 2020	1,362	1,326	810	386	761	4,645
Additions, net	246	45	70	8	5	374
September 30, 2020	1,608	1,371	880	394	766	5,019
Percentage change in headcount from December 31, 2019	34.7%	1.5%	11.4%	9.1%	5.2%	13.4%

(1)    There were 131 revenue-generating professionals added during the three months ended September 30, 2020 related to the acquisition of a strategy consulting and investment banking business within the Corporate Finance segment.
CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$236,615	$191,698	$690,375	$542,667
FLC	119,104	142,651	373,082	427,518
Economic Consulting	154,978	141,715	438,609	439,488
Technology	58,585	57,083	164,392	164,051
Strategic Communications	52,967	59,959	168,236	176,775
Total revenues	$622,249	$593,106	$1,834,694	$1,750,499
Segment operating income
Corporate Finance	$52,372	$46,007	$172,847	$130,470
FLC	8,729	25,534	17,853	82,753
Economic Consulting	24,304	17,943	55,916	62,179
Technology	8,621	9,094	23,642	30,080
Strategic Communications	5,105	11,343	21,395	30,691
Total segment operating income	99,131	109,921	291,653	336,173
Unallocated corporate expenses	(26,061)	(27,783)	(79,928)	(78,778)
Operating income	73,070	82,138	211,725	257,395
Other income (expense)
Interest income and other	(3,340)	2,973	3,879	5,741
Interest expense	(5,151)	(4,832)	(15,169)	(14,371)
	(8,491)	(1,859)	(11,290)	(8,630)
Income before income tax provision	64,579	80,279	200,435	248,765
Income tax provision	14,407	19,857	45,342	61,100
Net income	$50,172	$60,422	$155,093	$187,665
Earnings per common share — basic	$1.41	$1.65	$4.30	$5.09
Earnings per common share — diluted	$1.35	$1.59	$4.11	$4.92

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income	$50,172	$60,422	$155,093	$187,665
Add back:
Income tax provision	14,407	19,857	45,342	61,100
Interest income and other	3,340	(2,973)	(3,879)	(5,741)
Interest expense	5,151	4,832	15,169	14,371
Depreciation and amortization	7,949	8,080	23,656	22,383
Amortization of other intangible assets	2,795	2,125	7,440	5,838
Special charges	7,103	—	7,103	—
Adjusted EBITDA	$90,917	$92,343	$249,924	$285,616

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$50,172	$60,422	$155,093	$187,665
Add back:
Special charges	7,103	—	7,103	—
Tax impact of special charges	(1,847)	—	(1,847)	—
Non-cash interest expense on convertible notes	2,286	2,166	6,766	6,411
Tax impact of non-cash interest expense on convertible notes	(595)	(563)	(1,760)	(1,666)
Tax impact of gain on sale of business (1)	—	—	—	(2,097)
Adjusted Net Income	$57,119	$62,025	$165,355	$190,313
Earnings per common share — diluted	$1.35	$1.59	$4.11	$4.92
Add back:
Special charges	0.19	—	0.19	—
Tax impact of special charges	(0.05)	—	(0.05)	—
Non-cash interest expense on convertible notes	0.06	0.06	0.18	0.17
Tax impact of non-cash interest expense on convertible notes	(0.01)	(0.02)	(0.04)	(0.04)
Tax impact of gain on sale of business (1)	—	—	—	(0.06)
Adjusted earnings per common share — diluted	$1.54	$1.63	$4.39	$4.99
Weighted average number of common shares outstanding — diluted	37,086	37,938	37,708	38,107

(1)For the nine months ended September 30, 2019, represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the Ringtail e-discovery software and related business (collectively, "Ringtail") divestiture in 2018.

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net cash provided by operating activities	$111,563	$131,304	$140,977	$76,866
Purchases of property and equipment	(11,764)	(6,365)	(25,663)	(27,026)
Free Cash Flow	$99,799	$124,939	$115,314	$49,840
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended September 30, 2020 decreased $1.7 million, or 6.2%, to $26.1 million compared with $27.8 million for the three months ended September 30, 2019. The decrease was primarily due to lower variable executive compensation and travel expenses, partially offset by higher corporate staff costs due to headcount growth.

Interest income and other
Interest income and other, which includes FX gains and losses, decreased $6.3 million to a $3.3 million loss for the three months ended September 30, 2020 compared with $3.0 million of income for the three months ended September 30, 2019. The decrease was primarily due to a $5.5 million increase in net FX loss, which was $3.5 million for the three months ended September 30, 2020 compared with a $2.0 million net FX gain for the three months ended September 30, 2019.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended September 30, 2020 increased by $0.3 million to $5.2 million compared with $4.8 million for the three months ended September 30, 2019.
Income tax provision
The effective income tax rate for the three months ended September 30, 2020 of 22.3% compared with 24.7% for the three months ended September 30, 2019. The 2020 tax rate was favorably impacted by a discrete tax adjustment related to share-based compensation and lower reserves for uncertain tax positions, as well as lower non-deductible U.S. expenses. The tax rate for the three months ended September 30, 2019 was favorably impacted by a discrete tax adjustment related to share-based compensation.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the nine months ended September 30, 2020 increased $1.2 million, or 1.5%, to $79.9 million compared with $78.8 million for the nine months ended September 30, 2019. The increase was primarily due to higher corporate staff costs due to headcount growth, partially offset by a decrease in variable compensation expense for our executive and regional leadership.

Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.9 million to $3.9 million for the nine months ended September 30, 2020 compared with $5.7 million for the nine months ended September 30, 2019. The decrease in interest income and other for the nine months ended September 30, 2020 as compared to the prior year was primarily due to a $0.9 million decrease in net FX gains and a $0.4 million decrease in interest income from investments of excess cash.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the nine months ended September 30, 2020 increased $0.8 million to $15.2 million compared with $14.4 million for the nine months ended September 30, 2019.
Income tax provision
The effective income tax rate for the nine months ended September 30, 2020 was 22.6% compared with 24.6% for the nine months ended September 30, 2019. The 2020 tax rate was favorably impacted by a discrete tax adjustment related to share-based compensation, lower non-deductible U.S. expenses and the release of certain valuation allowances on our deferred tax assets. The tax rate for the nine months ended September 30, 2019 was favorably impacted by discrete tax adjustments including a change in estimate related to the accounting for the sale of Ringtail and share-based compensation.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income	$50,172	$60,422	$155,093	$187,665
Add back:
Income tax provision	14,407	19,857	45,342	61,100
Interest income and other	3,340	(2,973)	(3,879)	(5,741)
Interest expense	5,151	4,832	15,169	14,371
Unallocated corporate expenses (1)	26,061	27,783	79,928	78,778
Total segment operating income	99,131	109,921	291,653	336,173
Add back:
Segment depreciation expense	7,236	7,389	21,573	20,309
Amortization of other intangible assets	2,795	2,125	7,440	5,838
Segment special charges	6,730	—	6,730	—
Total Adjusted Segment EBITDA	$115,892	$119,435	$327,396	$362,320

(1)Includes a $0.4 million special charge.

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of revenue-generating professionals: (at period end)
Corporate Finance	1,608	1,177	1,608	1,177
FLC	1,371	1,326	1,371	1,326
Economic Consulting	880	764	880	764
Technology (1)	394	348	394	348
Strategic Communications	766	719	766	719
Total revenue-generating professionals	5,019	4,334	5,019	4,334
Utilization rates of billable professionals: (2)
Corporate Finance	64%	70%	68%	70%
FLC	48%	61%	50%	64%
Economic Consulting	66%	70%	68%	76%
Average billable rate per hour: (3)
Corporate Finance	$460	$449	$468	$451
FLC	$337	$336	$333	$336
Economic Consulting	$502	$512	$482	$500

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals who we employ based on demand for the segment’s services. We employed an average of 380 as-needed employees during the three months ended September 30, 2020 compared with 343 as-needed employees during the three months ended September 30, 2019.
(2)We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, U.S. standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented utilization rates for our Technology and Strategic Communications segments as most of the revenues of these segments are not generated on an hourly basis.
(3)For engagements where revenues are based on number of hours worked by our billable professionals, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through revenues and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$236,615	$191,698	$690,375	$542,667
Percentage change in revenues from prior year	23.4%	41.6%	27.2%	29.3%
Operating expenses
Direct cost of revenues	150,219	115,410	422,088	327,524
Selling, general and administrative expenses	31,290	29,168	89,988	82,027
Special charges	861	—	861	—
Amortization of other intangible assets	1,873	1,113	4,591	2,646
	184,243	145,691	517,528	412,197
Segment operating income	52,372	46,007	172,847	130,470
Percentage change in segment operating income from prior year	13.8%	82.2%	32.5%	41.0%
Add back:
Depreciation and amortization of intangible assets	2,982	2,077	7,717	5,467
Special charges	861	—	861	—
Adjusted Segment EBITDA	$56,215	$48,084	$181,425	$135,937
Gross profit (1)	$86,396	$76,288	$268,287	$215,143
Percentage change in gross profit from prior year	13.2%	59.2%	24.7%	33.5%
Gross profit margin (2)	36.5%	39.8%	38.9%	39.6%
Adjusted Segment EBITDA as a percent of revenues	23.8%	25.1%	26.3%	25.0%
Number of revenue-generating professionals (at period end) (3)	1,608	1,177	1,608	1,177
Percentage change in number of revenue-generating professionals from prior year	36.6%	27.1%	36.6%	27.1%
Utilization rates of billable professionals	64%	70%	68%	70%
Average billable rate per hour	$460	$449	$468	$451

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)There were 131 revenue-generating professionals added during the three months ended September 30, 2020 related to the acquisition of a strategy consulting and investment banking business assigned to the Corporate Finance segment.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenues increased $44.9 million, or 23.4%, to $236.6 million for the three months ended September 30, 2020. Acquisition-related revenues contributed $8.5 million, or 4.4% of the increase, compared to the same quarter in the prior year. Excluding the acquisition-related revenues, revenues increased $36.4 million, or 19.0%, primarily due to increased demand and higher realized bill rates related to the mix of client engagements and staffing across restructuring services, largely in North America and Europe, the Middle East and Africa (“EMEA”).
Gross profit increased $10.1 million, or 13.2%, to $86.4 million for the three months ended September 30, 2020. Gross profit margin decreased 3.3 percentage points for the three months ended September 30, 2020. The decrease in gross profit margin was primarily due to a 6 percentage point decline in utilization, combined with higher variable compensation as a percentage of revenues.
SG&A expenses increased $2.1 million, or 7.3%, to $31.3 million for the three months ended September 30, 2020, which included a 1.5% estimated negative impact from FX. SG&A expenses of 13.2% of revenues for the three months ended September 30, 2020 compared with 15.2% of revenues for the three months ended September 30, 2019. The increase in SG&A expenses was primarily due to higher acquisition-related expenses and infrastructure support costs, largely related to an increase in headcount, which was partially offset by lower bad debt and travel and entertainment expenses.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenues increased $147.7 million, or 27.2%, to $690.4 million for the nine months ended September 30, 2020. Acquisition-related revenues contributed $34.4 million, or 6.3% of the increase, compared to the same period in the prior year. Excluding the acquisition-related revenues, revenues increased $113.3 million, or 20.9%, primarily due to higher demand for our restructuring services in North America and EMEA, as well as higher demand for our business transformation and transactions services in EMEA, which were partially offset by a $12.4 million decrease in success fees compared to the same period in the prior year.
Gross profit increased $53.1 million, or 24.7%, to $268.3 million for the nine months ended September 30, 2020. Gross profit margin decreased 0.8 percentage points for the nine months ended September 30, 2020. The decrease in gross profit margin was primarily due to lower success fees, as well as lower utilization, primarily driven by our business transformation and transactions services.
SG&A expenses increased $8.0 million, or 9.7%, to $90.0 million for the nine months ended September 30, 2020. SG&A expenses of 13.0% of revenues for the nine months ended September 30, 2020 compared with 15.1% of revenues for the nine months ended September 30, 2019. The increase in SG&A expenses was primarily due to acquisition-related expenses and higher infrastructure support costs, largely related to an increase in headcount, which was partially offset by a decrease in travel and entertainment expenses and lower bad debt expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$119,104	$142,651	$373,082	$427,518
Percentage change in revenues from prior year	-16.5%	12.6%	-12.7%	10.1%
Operating expenses
Direct cost of revenues	86,335	91,233	280,167	265,227
Selling, general and administrative expenses	20,385	25,598	70,951	78,673
Special charges	3,484	—	3,484	—
Amortization of other intangible assets	171	286	627	865
	110,375	117,117	355,229	344,765
Segment operating income	8,729	25,534	17,853	82,753
Percentage change in segment operating income from prior year	-65.8%	23.8%	-78.4%	16.3%
Add back:
Depreciation and amortization of intangible assets	1,378	1,474	4,415	4,313
Special charges	3,484	—	3,484	—
Adjusted Segment EBITDA	$13,591	$27,008	$25,752	$87,066
Gross profit (1)	$32,769	$51,418	$92,915	$162,291
Percentage change in gross profit from prior year	-36.3%	13.3%	-42.7%	13.9%
Gross profit margin (2)	27.5%	36.0%	24.9%	38.0%
Adjusted Segment EBITDA as a percent of revenues	11.4%	18.9%	6.9%	20.4%
Number of revenue-generating professionals (at period end)	1,371	1,326	1,371	1,326
Percentage change in number of revenue-generating professionals from prior year	3.4%	17.4%	3.4%	17.4%
Utilization rates of billable professionals	48%	61%	50%	64%
Average billable rate per hour	$337	$336	$333	$336

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenues decreased $23.5 million, or 16.5%, to $119.1 million for the three months ended September 30, 2020. The decrease was primarily due to lower demand for most of our services, particularly for our disputes and investigations services.
Gross profit decreased $18.6 million, or 36.3%, to $32.8 million for the three months ended September 30, 2020. Gross profit margin decreased 8.5 percentage points for the three months ended September 30, 2020. The decrease in gross profit margin was largely related to a 13 percentage point decline in utilization and higher salaries due to a 3.4% increase in headcount, which were partially offset by lower variable compensation as a percentage of revenues.
SG&A expenses decreased $5.2 million, or 20.4%, to $20.4 million for the three months ended September 30, 2020. SG&A expenses of 17.1% of revenues for the three months ended September 30, 2020 compared with 17.9% of revenues for the three months ended September 30, 2019. The decrease in SG&A expenses was primarily driven by lower travel and entertainment and bad debt expenses, as well as a decline in other general and administrative expenses.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenues decreased $54.4 million, or 12.7%, to $373.1 million for the nine months ended September 30, 2020. The decrease was primarily due to lower demand for all of our services, particularly for our disputes, investigations and health solutions services.
Gross profit decreased $69.4 million, or 42.7%, to $92.9 million for the nine months ended September 30, 2020. Gross profit margin decreased 13.1 percentage points for the nine months ended September 30, 2020. The decrease in gross profit margin was largely related to a 14 percentage point decline in utilization and higher salaries due to increased headcount, which were partially offset by lower variable compensation as a percentage of revenues.
SG&A expenses decreased $7.7 million, or 9.8%, to $71.0 million for the nine months ended September 30, 2020. SG&A expenses of 19.0% of revenues for the nine months ended September 30, 2020 compared with 18.4% of revenues for the nine months ended September 30, 2019. The decrease in SG&A expenses was primarily driven by lower travel and entertainment, hiring, bad debt and other general and administrative expenses.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$154,978	$141,715	$438,609	$439,488
Percentage change in revenues from prior year	9.4%	1.8%	-0.2%	8.4%
Operating expenses
Direct cost of revenues	110,716	104,920	322,002	322,541
Selling, general and administrative expenses	19,879	18,808	60,523	54,635
Special charges	35	—	35	—
Amortization of other intangible assets	44	44	133	133
	130,674	123,772	382,693	377,309
Segment operating income	24,304	17,943	55,916	62,179
Percentage change in segment operating income from prior year	35.5%	-17.4%	-10.1%	16.5%
Add back:
Depreciation and amortization of intangible assets	1,381	1,470	4,173	4,587
Special charges	35	—	35	—
Adjusted Segment EBITDA	$25,720	$19,413	$60,124	$66,766
Gross profit (1)	$44,262	$36,795	$116,607	$116,947
Percentage change in gross profit from prior year	20.3%	-4.8%	-0.3%	9.0%
Gross profit margin (2)	28.6%	26.0%	26.6%	26.6%
Adjusted Segment EBITDA as a percent of revenues	16.6%	13.7%	13.7%	15.2%
Number of revenue-generating professionals (at period end)	880	764	880	764
Percentage change in number of revenue-generating professionals from prior year	15.2%	8.4%	15.2%	8.4%
Utilization rates of billable professionals	66%	70%	68%	76%
Average billable rate per hour	$502	$512	$482	$500

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenues increased $13.3 million, or 9.4%, to $155.0 million for the three months ended September 30, 2020, which included a 1.3% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues increased $11.4 million, or 8.1%, primarily due to higher demand and realized bill rates for M&A-related antitrust services, which was partially offset by lower realized bill rates for non-M&A-related antitrust services.
Gross profit increased $7.5 million, or 20.3%, to $44.3 million for the three months ended September 30, 2020. Gross profit margin increased 2.6 percentage points for the three months ended September 30, 2020. The increase in gross profit margin was primarily due to lower compensation expense as a percentage of revenues due to a higher proportion of junior professional staff, which was partially offset by lower utilization.
SG&A expenses increased $1.1 million, or 5.7%, to $19.9 million for the three months ended September 30, 2020, which included a 1.3% estimated negative impact from FX. SG&A expenses of 12.8% of revenues for the three months ended September 30, 2020 compared with 13.3% of revenues for the three months ended September 30, 2019. The increase in SG&A expenses was primarily driven by higher bad debt expenses, which was partially offset by lower legal and travel and entertainment expenses.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenues decreased $0.9 million, or 0.2%, to $438.6 million for the nine months ended September 30, 2020. The decrease was primarily due to lower demand for financial economics and non-M&A-related antitrust services, along with lower realized bill rates for our non-M&A-related antitrust services, which was partially offset by higher demand and realized bill rates for our M&A-related antitrust services.
Gross profit decreased $0.3 million, or 0.3%, to $116.6 million for the nine months ended September 30, 2020. Gross profit margin is in line with the nine months ended September 30, 2019. Gross profit margin was adversely impacted by an 8 percentage point decline in utilization, which was offset by a higher proportion of junior professional staff and a lower proportion of lower margin contractor revenues.
SG&A expenses increased $5.9 million, or 10.8%, to $60.5 million for the nine months ended September 30, 2020. SG&A expenses of 13.8% of revenues for the nine months ended September 30, 2020 compared with 12.4% of revenues for the nine months ended September 30, 2019. The increase in SG&A expenses was primarily driven by higher bad debt and rent and occupancy expenses, which was partially offset by lower travel and entertainment expenses.
TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Revenues	$58,585	$57,083	$164,392	$164,051
Percentage change in revenues from prior year	2.6%	0.7%	0.2%	13.9%
Operating expenses
Direct cost of revenues	35,369	33,293	99,077	93,319
Selling, general and administrative expenses	14,319	14,696	41,397	40,652
Special charges	276	—	276	—
	49,964	47,989	140,750	133,971
Segment operating income	8,621	9,094	23,642	30,080
Percentage change in segment operating income from prior year	-5.2%	14.7%	-21.4%	107.6%
Add back:
Depreciation and amortization of intangible assets	3,042	3,192	8,940	7,804
Special charges	276	—	276	—
Adjusted Segment EBITDA	$11,939	$12,286	$32,858	$37,884
Gross profit (1)	$23,216	$23,790	$65,315	$70,732
Percentage change in gross profit from prior year	-2.4%	1.2%	-7.7%	19.2%
Gross profit margin (2)	39.6%	41.7%	39.7%	43.1%
Adjusted Segment EBITDA as a percent of revenues	20.4%	21.5%	20.0%	23.1%
Number of revenue-generating professionals (at period end) (3)	394	348	394	348
Percentage change in number of revenue-generating professionals from prior year	13.2%	14.9%	13.2%	14.9%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenues increased $1.5 million, or 2.6%, to $58.6 million for the three months ended September 30, 2020. The increase was primarily driven by higher demand for our consulting and hosting services, which was partially offset by the completion of a transitional services agreement associated with the Ringtail divestiture and lower realized rates for our managed review services. The aforementioned increase in revenues was primarily due to higher demand for cross-border investigations and litigation services.
Gross profit decreased $0.6 million, or 2.4%, to $23.2 million for the three months ended September 30, 2020. Gross profit margin decreased by 2.0 percentage points for the three months ended September 30, 2020. The decrease in gross profit margin was largely due to the completion of a transitional services agreement, which was partially offset by the favorable mix and higher profitability for our hosting and consulting services.
SG&A expenses decreased $0.4 million, or 2.6%, to $14.3 million for the three months ended September 30, 2020. SG&A expenses of 24.4% of revenues for the three months ended September 30, 2020 compared with 25.7% of revenues for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenues increased $0.3 million, or 0.2%, to $164.4 million for the nine months ended September 30, 2020. The increase was primarily driven by higher demand and realized bill rates for our consulting services, which was partially offset by lower demand and realized rates for our managed review services, as well as lower revenues related to the completion of a transitional services agreement associated with the Ringtail divestiture. The aforementioned increase in revenues was due to higher demand for M&A-related and information governance services, which was partially offset by lower demand for our litigation services.
Gross profit decreased $5.4 million, or 7.7%, to $65.3 million for the nine months ended September 30, 2020. Gross profit margin decreased by 3.4 percentage points for the nine months ended September 30, 2020. The decrease in gross profit margin was largely due to the completion of a transitional services agreement, coupled with an unfavorable mix and lower profitability for our managed review and processing services, which was partially offset by the favorable mix and higher profitability for our consulting services.
SG&A expenses increased $0.7 million, or 1.8%, to $41.4 million for the nine months ended September 30, 2020. SG&A expenses of 25.2% of revenues for the nine months ended September 30, 2020 compared with 24.8% of revenues for the nine months ended September 30, 2019.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Revenues	$52,967	$59,959	$168,236	$176,775
Percentage change in revenues from prior year	-11.7%	8.9%	-4.8%	6.9%
Operating expenses
Direct cost of revenues	34,540	36,036	109,103	107,613
Selling, general and administrative expenses	10,542	11,898	33,576	36,277
Special charges	2,074	—	2,074	—
Amortization of other intangible assets	706	682	2,088	2,194
	47,862	48,616	146,841	146,084
Segment operating income	5,105	11,343	21,395	30,691
Percentage change in segment operating income from prior year	-55.0%	20.6%	-30.3%	12.5%
Add back:
Depreciation and amortization of intangible assets	1,248	1,301	3,768	3,976
Special charges	2,074	—	2,074	—
Adjusted Segment EBITDA	$8,427	$12,644	$27,237	$34,667
Gross profit (1)	$18,427	$23,923	$59,133	$69,162
Percentage change in gross profit from prior year	-23.0%	13.4%	-14.5%	6.9%
Gross profit margin (2)	34.8%	39.9%	35.1%	39.1%
Adjusted Segment EBITDA as a percent of revenues	15.9%	21.1%	16.2%	19.6%
Number of revenue-generating professionals (at period end)	766	719	766	719
Percentage change in number of revenue-generating professionals from prior year	6.5%	10.3%	6.5%	10.3%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenues decreased $7.0 million, or 11.7%, to $53.0 million for the three months ended September 30, 2020, which included a 2.1% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues decreased $8.2 million, or 13.7%, due to lower project- and retainer-based revenues, primarily driven by lower demand for corporate reputation and financial communication services, as well as a $2.4 million decline in pass-through revenues.

Gross profit decreased $5.5 million, or 23.0%, to $18.4 million for the three months ended September 30, 2020. Gross profit margin decreased 5.1 percentage points for the three months ended September 30, 2020. The decrease in gross profit margin was driven by higher employee-related costs due to a 6.5% increase in headcount, which was partially offset by a lower proportion of lower margin pass-through revenues.

SG&A expenses decreased $1.4 million, or 11.4%, to $10.5 million for the three months ended September 30, 2020, which included a 1.8% estimated negative impact from FX. SG&A expenses of 19.9% of revenues for the three months ended September 30, 2020 compared with 19.8% of revenues for the three months ended September 30, 2019. The decrease in SG&A expenses was primarily due to lower travel and entertainment and other general and administrative expenses.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenues decreased $8.5 million, or 4.8%, to $168.2 million for the nine months ended September 30, 2020. The decrease in revenues was due to a $3.9 million decline in pass-through revenues, and lower project- and retainer-based revenues, primarily driven by lower demand for corporate reputation services.
Gross profit decreased $10.0 million, or 14.5%, to $59.1 million for the nine months ended September 30, 2020. Gross profit margin decreased 4.0 percentage points for the nine months ended September 30, 2020. The decrease in gross profit margin was primarily driven by higher employee-related costs due to increased headcount, which was partially offset by a lower proportion of lower margin pass-through revenues.
SG&A expenses decreased $2.7 million, or 7.4%, to $33.6 million for the nine months ended September 30, 2020. SG&A expenses of 20.0% of revenues for the nine months ended September 30, 2020 compared with 20.5% of revenues for the nine months ended September 30, 2019. The decrease in SG&A expenses was primarily due to lower travel and entertainment expenses.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2019 describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. We evaluate our estimates, including those related to allowance for doubtful accounts and unbilled services, goodwill, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Revenue recognition
•Allowance for doubtful accounts and unbilled services
•Goodwill and other intangible assets
There were no material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in the Management's Discussion and Analysis, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
	2020	2019
Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$140,977	$76,866
Net cash used in investing activities	$(50,376)	$(45,762)
Net cash used in financing activities	$(155,414)	$(76,520)
DSO	104	108
We generally finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows generally exceed our cash needs subsequent to the second quarter of each year.
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
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Net cash provided by operating activities for the nine months ended September 30, 2020 was $141.0 million compared with $76.9 million for the nine months ended September 30, 2019. The increase in net cash provided by operating activities was primarily due to higher cash collections, combined with lower non-compensation-related operating costs, which were partially offset by higher salaries related to headcount growth, higher annual bonus payments and an increase in income tax payments. DSO was 104 days as of September 30, 2020 and 108 days as of September 30, 2019.
Net cash used in investing activities for the nine months ended September 30, 2020 was $50.4 million compared with $45.8 million for the nine months ended September 30, 2019. The increase in net cash used in investing activities for the nine months ended September 30, 2020 as compared to the same period in the prior year was primarily due to an increase of $6.5 million in payments for the acquisition of businesses, net of cash received, partially offset by a decrease of $1.4 million in capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2020 was $155.4 million compared with $76.5 million for the nine months ended September 30, 2019. The increase in net cash used in financing activities for the nine months ended September 30, 2020 as compared to the same period in the prior year was primarily due to an increase of $97.9 million in payments for common stock repurchases under the Repurchase Program, partially offset by an increase in net borrowings of $25.0 million under our senior secured bank revolving credit facility (the “Credit Facility”) in the current year.
Capital Resources
As of September 30, 2020, our capital resources included $304.7 million of cash and cash equivalents and available borrowing capacity of $523.9 million under the $550.0 million revolving line of credit under our Credit Facility. As of September 30, 2020, we had $25.0 million of outstanding borrowings under our Credit Facility and $1.1 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Agreement and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of September 30, 2020, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture"), governing the 2023 Convertible Notes.

Future Capital Needs
We anticipate that our future capital needs will principally consist of funds required for:
•operating and general corporate expenses relating to the operation of our businesses;
•capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;
•debt service requirements, including interest payments on our long-term debt;
•compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs;
•discretionary funding of the Repurchase Program;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and
•other known future contractual obligations.
During the nine months ended September 30, 2020, we spent $25.7 million in capital expenditures to support our organization, including direct support for specific client engagements. We currently expect to make additional capital expenditures in an aggregate amount between $10 million and $18 million to support our organization for the remainder of 2020. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
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
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 9, "Debt" in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.

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
Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that result in a material adverse impact on our business, which are events beyond our control, or the impact of any future acquisitions, unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
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
Future Contractual Obligations
On October 26, 2020, the Company entered into a material lease agreement, amending and restating the lease agreement entered into as of August 19, 2020 (the "Lease") for its new principal office space in New York, New York to consolidate existing office space into fewer locations and in anticipation of future office space needs in view of its current leases, which are scheduled to expire in November 2021. The Company expects to accept possession of the premises on or about April 1, 2021, subject to the satisfaction of certain conditions, and shall continue for an initial fixed term of 15 years, subject to two renewal options of five years each. Fixed rental payments under the Lease are scheduled to commence in April 2022, payable in monthly installments and will aggregate approximately $145 million, excluding lease-related incentives over the term of the Lease. During the lease term, the Company will be responsible for its percentage share of the leased square footage of the premises of increases in taxes over a base tax year of July 1, 2021 - June 30, 2022 and operating expenses over a base operating year of calendar year 2021.
There have been no other material changes in our future contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
•impact of the COVID-19 pandemic and related events that are beyond our control, including possible effects on our business and operations, clients and vendors, and employees and contractors, which could affect our segments, practices and the geographic regions in which we conduct business, differently and adversely;
•changes in demand for our services;
•our ability to attract and retain qualified professionals and senior management;
•conflicts resulting in our inability to represent certain clients;
•our former employees joining or forming competing businesses;
•our ability to manage our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;
•our ability to identify suitable acquisition candidates, negotiate favorable terms, take advantage of opportunistic acquisition situations and integrate the operations of acquisitions, as well as the costs of integration;
•our ability to adapt to and manage the risks associated with operating in non-U.S. markets;
•our ability to replace key personnel, including former executives, officers, senior managers and practice and regional leaders who have highly specialized skills and experience;
•our ability to protect the confidentiality of internal and client data and proprietary and confidential information, including from cyberattacks, systems failures or other similar events;
•legislation or judicial rulings, including legislation or rulings regarding data privacy and the discovery process;
•periodic fluctuations in revenues, operating income and cash flows;
•damage to our reputation as a result of claims involving the quality of our services;
•fee discounting or renegotiation, lower pricing, less advantageous contract terms and unexpected termination of client engagements;
•competition for clients and key personnel;
•general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity and other events outside of our control;

•our ability to manage growth;
•risk of non-payment of receivables;
•the amount and terms of our outstanding indebtedness;
•uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark;
•headcount and cost reductions during periods of reduced demand;
•risks relating to the obsolescence of or the protection of our proprietary software products, intellectual property rights and trade secrets;
•foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies; and
•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1 through July 31, 2020	148	(2)	$111.66	147	(4)	$248,817
August 1 through August 31, 2020	98		$117.59	98	(5)	$237,304
September 1 through September 30, 2020	505	(3)	$108.90	504	(6)	$182,412
	751			749

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On July 28, 2020, our Board of Directors authorized an additional $200.0 million, increasing the Repurchase Program to an aggregate authorization of $700.0 million. During the quarter ended September 30, 2020, we repurchased an aggregate of 749,315 shares of our outstanding common stock under the Repurchase Program at an average price of $110.57 per share for a total cost of approximately $82.9 million.
(2)Includes 235 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 1,605 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)During the month ended July 31, 2020, we repurchased and retired 147,409 shares of common stock, at an average price per share of $111.66, for an aggregate cost of $16.5 million.

(5)During the month ended August 31, 2020, we repurchased and retired 97,890 shares of common stock, at an average price per share of $117.59, for an aggregate cost of $11.5 million.
(6)During the month ended September 30, 2020, we repurchased and retired 504,016 shares of common stock, at an average price per share of $108.89, for an aggregate cost of $54.9 million.

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

10.1±	Amended and Restated Lease dated as of October 26, 2020 by and between 1166 LLC and FTI Consulting, Inc.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

±
Exhibits and Schedules (or similar attachments) to the Amended and Restated Lease are not filed. FTI Consulting, Inc. will supplementally furnish a copy of any omitted Exhibit or Schedule (or similar attachment) to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2020

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)