Form 10-K
period 2020-12-31
FTI CONSULTING, INC
filed 2021-02-25
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3.7 billion, based on the closing sales price of the registrant’s common stock on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of February 17, 2021 was 34,240,806.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our 2020 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2020

FTI CONSULTING, INC.
PART I
Forward-Looking Information
This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates and expectations at the time we make them, and various assumptions. There can be no assurance that management’s expectations, beliefs, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
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
Company Overview
General
FTI Consulting is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political & regulatory, reputational and transactional. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments.
We report financial results for the following five reportable segments:
•Corporate Finance & Restructuring;
•Forensic and Litigation Consulting;
•Economic Consulting;
•Technology; and
•Strategic Communications.
We work closely with our clients to help them anticipate, illuminate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving business transformation, transactions, turnaround, restructuring and bankruptcy, construction & environmental solutions, data & analytics, disputes, health solutions, risk and investigations, antitrust & competition economics, financial economics, international arbitration, corporate legal operations, electronic discovery (or “e-discovery”) services and expertise, information governance, privacy and security services, corporate reputation, financial communications and public affairs. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, consisting of our 51 U.S. offices located in 23 states, four offices located in Canada and six offices serving Latin America located in Argentina, Brazil, Colombia, Mexico, the Cayman Islands and the Virgin Islands (British); (ii) Asia and the Pacific, consisting of 18 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, South Korea, Malaysia and Singapore; and (iii) Europe, Middle East and Africa (“EMEA”), consisting of 35 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Israel, Qatar, South Africa, Spain, United Arab Emirates and the United Kingdom (“U.K.”).
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2020, we derived approximately 63% and 37% of our consolidated revenues from the work of professionals who are assigned to locations inside and outside the U.S., respectively.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last two years contributed by each of our five reportable segments.

	Year Ended December 31,
Reportable Segment	2020	2019
Corporate Finance & Restructuring	37%	31%
Forensic and Litigation Consulting	20%	25%
Economic Consulting	25%	25%
Technology	9%	9%
Strategic Communications	9%	10%
Total	100%	100%
The following table sets forth the number of offices and countries in which each segment operates, as well as the number of revenue-generating professionals in each of our reportable segments.

	December 31,		December 31,
	2020		2020	2019
	Offices	Countries	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring	56	18	1,655	1,194
Forensic and Litigation Consulting	61	18	1,343	1,351
Economic Consulting	47	18	891	790
Technology	38	13	408	361
Strategic Communications	36	17	770	728
Total			5,067	4,424

Our Reportable Segments
The Company is organized into five reportable segments, each of which seeks to be a global leader in its own right by serving as a trusted advisor when our clients are presented with challenging issues and the risks are high.
Corporate Finance & Restructuring
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, banks, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation, transactions and turnaround, restructuring and bankruptcy.
In 2020, our Corporate Finance segment offered the following services:
Business Transformation. We provide business transformation services that support clients through transformational change, disruption and M&A to drive sustainable growth and value, including the following offerings:
•Executive Compensation
•Interim Management
•Merger Integration & Carve-outs
•Office of the CFO Solutions
•Performance Improvement
Transactions. We provide services that support clients to strategize, structure, conduct diligence, integrate, carve-out, value and communicate around business transactions, including the following offerings:
•Investment Banking & Transaction Opinions
•Lender Services
•Structured Finance
•Tax Advisory
•Transaction Services
•Valuation & Financial Advisory Services
Turnaround, Restructuring and Bankruptcy. We provide advisory services to help our clients stabilize finances and operations to reassure creditors and other stakeholders that proactive steps are being taken to preserve and enhance value, including the following offerings:
•Company Advisory
•Contentious Insolvency
•Creditor Advisory
•Dispute Advisory/Litigation Support
•Interim Management
Forensic and Litigation Consulting
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government entities and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including a focus on highly regulated industries, such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics services which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.
In 2020, our FLC segment offered the following services:
Construction & Environmental Solutions. We provide commercial management, risk-based advisory and dispute resolution services for complex construction projects across all industries and help organizations deal with environmental issues or programmatic challenges. Our key services include the following offerings:
•Asset Lifecycle Management
•Capital Program Risk Management
•Cost Analytics & Auditing Services
Data & Analytics. We provide strategic business solutions to clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data where our professionals work hand-in-hand with industry, regulatory, legal and topical specialists. Our key services include the following offerings:
•Anti-corruption and Anti-money Laundering
•Dispute Resolutions
•Identifying Sanction Breaches and Fraud
•Investigations and Remediation
Disputes. We provide courts and tribunals, parties to disputes, and their legal counsel clear, reliable and objective advice on matters within our expertise, from discovery and investigation to expert witness testimony and damage quantification in international arbitration and dispute resolution consulting. We support our global clients with disputes of all kinds, including the following offerings:
•Claims in International Public Law
•Complex Commercial and Regulatory Disputes
•Financial Products and Broker-dealer Disputes
•Insurance-related Disputes
•Intellectual Property
•Labor & Employment
Health Solutions. We work with a variety of healthcare and life sciences clients to discern innovative solutions that optimize performance in the short-term and prepare for future strategic, operational, financial, and legal challenges. Our diverse team of experts address challenges across the spectrum of healthcare disciplines with specialized capabilities. Our key services include the following offerings:
•Investigations
•Life Sciences
•Performance Improvement
•Quality and Compliance
•Regulatory Risk
Risk and Investigations. We provide compliance, investigative, litigation consulting and remediation expertise on a wide range of investigations to boards of directors, executive management, in-house counsel and their outside legal advisors at law firms. Our experts conduct investigations over a wide scope of issues and allegations, including the following offerings:
•Anti-money Laundering

•Cybersecurity
•Embezzlement and Other Types of Corruption
•Export Controls & Sanctions
•Financial Reporting Fraud
•Foreign Corrupt Practices Act ("FCPA") Violations
•Ponzi Schemes
•Workplace Discrimination
Economic Consulting
Our Economic Consulting segment, including subsidiary Compass Lexecon LLC (“Compass Lexecon”), provides law firms, companies, government entities and other interested parties with analyses of complex economic issues for use in international arbitration, legal and regulatory proceedings, and strategic decision making and public policy debates around the world. We deliver a wide range of services centered around three core offerings: antitrust & competition economics, financial economics and international arbitration.
In 2020, our Economic Consulting segment offered the following services:
Antitrust & Competition Economics. We perform sophisticated economic analyses and provide expert testimony on international and regulatory antitrust and competition proceedings and practices, including the following offerings:
•Damages Analysis
•M&A-Related Antitrust
•Non-M&A-Related Antitrust
Financial Economics. We perform sophisticated economic analysis and modeling of issues and provide expert testimony relating to M&A transactions, antitrust litigation, commercial disputes, international arbitration, regulatory proceedings and a wide range of securities litigation to regulated and unregulated industries and government regulators, including the following offerings:
•Rate Setting
•Securities Litigation & Risk Management
•Transfer Pricing
•Valuation
International Arbitration. We work with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including the following offerings:
•Business Valuations
•Commercial and Treaty Disputes
•Economic Damages
•Litigation Support
Technology
Our Technology segment provides companies, law firms and government entities with a comprehensive global portfolio of e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services including data collection, data processing, document review, hosting, advanced analytics and consulting.

In 2020, our Technology segment offered the following services:
Corporate Legal Operations. We provide solutions to companies to streamline and optimize legal operations across their organization, in the context of adherence to compliance and minimization of risk, including the following offerings:
•Advisory on Governance, Policy, Standards and Execution
•Contract Intelligence
•Subscriptions and Managed Services
E-discovery Services and Expertise. We provide services to design, manage and host e-discovery workflows on multiple software platforms through our proprietary Acuity® managed review product and other platforms to maximize responsiveness and minimize costs, including the following offerings:
•Consulting and Data Analytics
•Data Collection and Digital Forensics
•E-discovery and Data Compliance Management
•Managed Document Review
Information Governance, Privacy and Security Services. We develop and implement information governance solutions that reduce corporate risk, decrease storage costs, secure data, improve the e-discovery process and enable faster and deeper insight into data and expert testimony defending methods and documentation, including the following offerings:
•Data Remediation and Disposition for Compliance and Risk Management
•General Data Protection and Privacy
•Migration of Data to Cloud Applications
•Regulatory Readiness Advisory and Implementation
Strategic Communications
Our Strategic Communications segment develops and executes communications strategies to help management teams, boards of directors, law firms, governments and regulators manage change and mitigate risk surrounding transformational and disruptive events, including transactions, investigations, disputes, crises, regulation and legislation. We deliver a wide range of services centered around three core offerings: corporate reputation, financial communications and public affairs.
In 2020, our Strategic Communications segment offered the following services:
Corporate Reputation. We design and provide communications to protect and enhance business reputations, build an organization's public profile and support business outcomes, including the following offerings:
•Crisis & Issues Management
•Digital, Analytics & Insights
•Litigation Communications
Financial Communications. We design and provide communications strategies to help business leaders deliver consistent and credible narratives to raise capital, engage with investors and navigate transitional business events, including the following offerings:
•Corporate Governance & Shareholder Activism
•M&A Communications
•Restructuring & Financial Issues

Public Affairs. We combine public policy, capital markets and sector-specific expertise to offer unique insights for clients operating at the critical intersection between business and government, including the following offerings:
•Government Investigations
•Government Relations
•Public Affairs Research & Opinion Polling
•Public Affairs Support of Business Strategies
•Public Policy Advocacy
Our Industry Specializations
We employ professionals across our segments and practices who are qualified to provide our core services plus a range of specialized consulting services and solutions that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries. The major industry groups that we service include:
•Aerospace & Defense
•Agriculture
•Airlines & Aviation
•Automotive & Industrial
•Construction
•Energy, Power & Products
•Environmental
•Financial Services
•Healthcare & Life Sciences
•Hospitality, Gaming & Leisure
•Insurance
•Mining
•Public-Sector & Government Contracts
•Real Estate
•Retail & Consumer Products
•Telecom, Media & Technology
•Transportation & Logistics

Our Business Drivers
Factors that drive demand for our business offerings include:
•Developing Markets. The growth of multinational companies and global consolidation can precipitate antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, corporate restructuring and bankruptcy activities, and antitrust and competition scrutiny. Companies in the developing world and multinational companies can benefit from our expert advice to access capital and business markets, comply with the regulatory and other requirements of multiple countries, structure M&A transactions and conduct due diligence, which drives demand for the services of all of our segments.
•Financial Markets. Financial market factors, including credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates and capital markets transactions, are significant drivers of demand for our business offerings, particularly our Corporate Finance segment.
•Litigation and Disputes. Litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for the services offered by many of our segments, particularly our FLC, Economic Consulting and Technology segments. Law firms and their clients, as well as government regulators and other interested third parties, rely on independent outside resources to evaluate claims, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process, and effectively present evidence.
•M&A Activity. M&A activity is an important driver for all of our segments. We offer services across all phases of the M&A lifecycle. Our services during the pre-transaction phase include government competition advice and pre-transaction analysis. Our services during the negotiation phase include due diligence, negotiation and other transaction advisory services, government competition and antitrust regulation services, expert witness testimony, asset valuations and financial communications advice. Our services following the close of a transaction include post-M&A integration, transformation and disputes services.
•Operational Challenges and Opportunities. Operational challenges and opportunities drive demand for services across all of our segments. Businesses facing challenges require the evaluation and re-evaluation of strategy, risks and opportunities as a result of crisis-driven situations, competition, regulation, innovation and other events that arise in the course of business. These challenges include enterprise risk management, global expansion, competition from established companies, emerging businesses and technologies doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with the specialized technical expertise of our service offerings and industry expertise.
•Regulatory Complexity, Public Scrutiny and Investigations. Regulatory complexity, public scrutiny and investigations drive demand for services across all of our segments. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, and more stringent and complex reporting requirements drive demand for our service offerings. The need to understand and address the impact of regulation and legislation, as well as the increasing costs of doing business, has prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws, such as the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., have contributed to the demand for independent consultants and experts to investigate and provide analyses to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and capabilities across segments and practices with industry expertise.

Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specialized industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:
•Pre-eminent Positions and Professionals. We believe that we have pre-eminent market positions and professionals. During 2020, the awards and recognitions received by the Company include the following:
•FTI Consulting and Compass Lexecon led the Who’s Who Legal Consulting Experts Guide for the fifth consecutive year with 154 experts recognized.
•FTI Consulting named to Forbes magazine's list of America’s Best Management Consulting Firms for the fifth consecutive year, recognized in 14 sectors and functional areas.
•FTI Consulting recognized as Consulting Firm of the Year by Who’s Who Legal for the fourth consecutive year.
•FTI Consulting subsidiary Compass Lexecon ranked #1 on Global Arbitration Review’s GAR 100 Expert Witness Firms’ Power Index for the third consecutive year.
•FTI Consulting recognized as a Pacesetter in Financial Crisis Management by ALM Intelligence.
•FTI Consulting ranked #1 U.S. Restructuring Advisor by The Deal for the 13th consecutive year.
•Diversified Service Offerings. Our five reportable segments offer a diversified portfolio of practices providing services across our four geographic regions. Our broad range of practices and services, the diversity of our revenue streams, our specialized industry expertise and our global reach distinguish us from our competitors. This diversity helps to mitigate the impact of crises, events and changes in a particular practice, industry or country.
•Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, private equity funds and local, state and national governments and agencies in the U.S. and other countries. Additionally, 96 of the 100 law firms as ranked by American Lawyer Global 100: Most Revenue List refer or engage us on behalf of numerous clients on multiple matters.
•Demand for Integrated Solutions and a Consultative Approach. Our breadth and depth of practice and service offerings and industry expertise across the globe drive demand by clients that seek our integrated services and consultative approach covering different aspects of event-driven occurrences, reputational issues and transactions across different jurisdictions.
•Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows. Our strong cash flow supports business operations, capital expenditures and our ability to service our indebtedness and pursue our growth and other strategies.
Our Business Strategy
We build client relationships based on the quality of our services, our brand and the reputation of our professionals. We provide diverse complementary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:
•Leverage Our Practitioners' and Businesses' Expertise, Geographic Reach, Diverse Service Offerings and Client Relationships. We work hard to maintain and strengthen our core practices and competencies. We believe that our recognized expertise, geographic reach, diverse service offerings and client relationships, coupled with our successful track record of serving as a trusted advisor for our clients when they are facing their greatest challenges and opportunities, are the most critical elements in a decision to retain us. Many of our professionals are recognized experts in their respective fields.
•Grow Organically. Our strategy is to identify where we are best positioned to help our clients solve their most complex issues, invest behind those positions and leverage that success to grow organically.
•Strategic Acquisitions. We consider strategic and opportunistic acquisition opportunities on a selective basis. We seek to integrate completed acquisitions and manage investments in a way that fosters organic growth, expands our geographic presence or complements our segments, practices, services and industry positions. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.
•Enhance Profitability. We endeavor to leverage our investments to build positions that will support profitable growth on a sustained basis through a variety of economic conditions.
•Enhance Value through Capital Allocation. The strength of our balance sheet gives us the flexibility to allocate capital and create shareholder value in numerous ways, including investments in organic growth, share repurchases and acquisitions, among other capital allocation vehicles.
•Marketing. We rely primarily on our senior professionals to identify and pursue business opportunities. Referrals from clients, law firms and other intermediaries and our reputation from prior engagements are also key factors in securing new business. Our professionals often learn about new business opportunities from their frequent contact and close working relationships with clients. In marketing our services, we emphasize our experience, the quality of our services and our professionals’ particular areas of expertise, as well as our ability to quickly staff large engagements across multiple jurisdictions. While we aggressively seek new business opportunities, we maintain high professional standards and carefully evaluate potential new client relationships and engagements before accepting them. We also employ or contract with sales professionals who are tasked primarily with marketing the services of our Corporate Finance, FLC, Technology and Strategic Communications segments.
Human Capital Resources
At FTI Consulting, we are united to provide the highest quality services to our clients. We do this by attracting and retaining experts in their fields, empowering a diverse international workforce, providing opportunities for advancement and personal growth, and supporting the communities in which we do business. As of December 31, 2020, we employed 6,321 employees, of which 5,067 were revenue-generating professionals. We also engage independent contractors, who exclusively provide services to FTI Consulting, to supplement our professionals on client engagements as needed.
We advance the best interests of all our stakeholders through:
•Attracting and Retaining Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our substantial staff of highly qualified professionals, we can handle a large number of complex global assignments simultaneously. To attract and retain highly qualified professionals, many of whom have an established and widely recognized name in their respective field, we offer significant compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, cash incentive bonuses and equity compensation, along with a competitive benefits package and the opportunity to work on challenging global engagements with highly skilled peers.
•Experts in their Fields. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials.
•Inclusive and High-Performing Culture. We foster a culture where our professionals can grow their career and achieve their full potential. We also hire and strive to retain professionals with the diverse set of qualities, backgrounds and expertise that our clients and teams demand. We offer robust Diversity, Inclusion & Belonging programs and trainings to our employees across the globe at every level.
•Talent Development. We support the development of our professionals at all levels of their career. Our robust talent development program includes induction programs for new hires, milestone programs to prepare promotes for success in their new roles and leadership readiness programs to help our people build the skills needed to advance to our most senior positions. These multi-day training programs are further supplemented by self-directed e-learning programs, among other segment-level talent development opportunities.
•Corporate Citizenship. We practice responsible corporate citizenship to drive positive change in the communities in which we do business. All full-time FTI Consulting employees are eligible to participate in our Corporate Citizenship program, which includes matching employee charitable gifts, paid time off for volunteering and corporate-sponsored pro bono engagements.

Employment Agreements
As of December 31, 2020, we had written employment agreements with substantially all of our 615 Senior Managing Directors and equivalent personnel (collectively, “SMD”). These arrangements generally provide for fixed salary and eligibility for incentive payment programs (which, in some cases, may be based on financial measures such as EBITDA or relative total shareholder return), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if an SMD leaves our employment for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of an SMD may vary, depending on whether the employee resigned with or without “good reason” or was terminated by us with or without “cause,” retired or did not renew, died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment agreements with an SMD requires some notice period be given by us or the SMD prior to termination of employment and include covenants providing for restrictions on the SMD competing against, and soliciting employees from, the Company for a specified period of time following the end of the SMD's employment.
Incentive, Retention and Sign-on Payments
Our SMDs, consultants and other professionals may receive incentive, retention or sign-on payments, on a case-by-case basis, through unsecured general recourse forgivable loans, equity awards or other payments (collectively, “Retention Awards”). We believe that providing these multi-year Retention Awards greatly enhances our ability to attract and retain our key professionals.
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
Select SMDs may participate in certain incentive compensation programs, such as the Key Senior Managing Director Incentive Plan (the “KSIP”) or our Senior Managing Director Incentive Compensation Program (the “ICP”). The ICP was closed to new participants effective January 2015. Participants in the KSIP are recommended by management and approved by the Compensation Committee of the Board of Directors of the Company. The KSIP and ICP provide for a combination of forgivable loans, equity awards and retention bonuses that are paid over a range of four to 10 years depending on the program and economic value of the award. These programs may require participants to defer a portion of their bonus in the form of cash or restricted stock over a two- to three-year period.
Clients
During the year ended December 31, 2020, no single client accounted for more than 10% of our consolidated revenues and no reportable segment had a single client that accounted for more than 10% of its respective total segment revenues. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, in these situations, each law firm engages us on behalf of multiple clients.

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
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. Our Technology segment, particularly with respect to hosting and e-discovery services, and to a lesser extent our other segments, may also compete on price, although the critical nature of the services provided by our Corporate Finance, FLC and Economic Consulting segments typically makes price a secondary consideration. Since our businesses depend in large part on professional relationships, there are low barriers of entry for professionals, including our professionals, electing to work independently, start their own firms or change employers.
Our Corporate Finance segment primarily competes with specialty boutiques and publicly traded companies providing restructuring, bankruptcy and M&A services and, to a lesser extent, large investment banks and global accounting firms.
Our FLC segment primarily competes with other large consulting companies and global accounting firms with service offerings similar to ours.
Our Economic Consulting segment primarily competes with individually recognized economists, specialty boutiques and large consulting companies with service offerings similar to ours.
Our Technology segment primarily competes with consulting and/or software providers specializing in e-discovery, electronically stored information and the management of electronic content. Competitors may offer products and/or services intended to address one piece or more of those areas. There continues to be significant consolidation of companies providing products and services similar to our Technology segment, through M&A and other transactions, which may provide competitors access to greater financial and other resources than those of FTI Consulting. This industry is subject to significant and rapid innovation. Larger competitors may be able to react more quickly to new regulatory or legal requirements and other changes and may be able to innovate more quickly and efficiently.
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
Corporate Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol FCN. Our executive offices are located at 555 12th Street NW, Washington, D.C. 20004. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.
Available Information
We make available, free of charge, on or through our website at http://www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, our proxy statements, as well as our other filings with the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report, as well as other periodic reports filed with the SEC, may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, MD 21209, telephone number 410-591-4867.

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
Risks Related to Coronavirus Disease 2019 ("COVID-19")
The COVID-19 pandemic has had, and could continue to have, a negative impact on our financial results and it could potentially have a material adverse impact on our business, financial condition and results of operations, the extent of which is not predictable.
The COVID-19 pandemic has created volatility, uncertainty and economic disruption for FTI Consulting, our clients and vendors, and the markets in which we do business. Government and client actions and related events around the world have impacted, and we expect will continue to impact, how we do business and the services that we provide, for a sustained period. The impact depends on many factors that continue to evolve and are out of our control. Those factors include, among other things, (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually, and the global economy, as a whole; (ii) the health and welfare of our employees and contractors and those of our clients and vendors; (iii) evolving business and government actions in response to the pandemic, including moratoriums by governments and regulators on rule making and regulatory and legal proceedings, and stay at home, social distancing measures and travel bans; (iv) the varying impact that the pandemic may have on different industries; (v) the response of our clients or prospective clients to the pandemic, including delays, stoppages or terminations of existing engagements or hiring decisions; (vi) the varying demand for the types of services we offer in the geographic regions in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to replace engagements as they end or are terminated, stopped or delayed; (ix) the ability of our professionals to effectively provide services, including as a result of travel restrictions or the need to work remotely; (x) the type, size, profitability and geographic locations of our engagements; (xi) the ability of our clients to pay, to make timely payments or to pay in full; and (xii) the timing of finding effective treatments or a cure. In some cases, such events have resulted in fewer or delayed engagements, less profitable engagements, reduction of existing or new work, a less profitable mix of work, or reduction in operations. Any of these events and others we have not yet identified have, and could continue to, cause or contribute to the risks and uncertainties facing the Company and our clients and could materially adversely affect our business or portions thereof, and our financial condition, results of operations and/or stock price.
The COVID-19 pandemic has impacted, and could continue to impact, our segments and practices, the types of services they provide, and the regions in which we operate, differently.
The COVID-19 pandemic has impacted, and we expect will continue to impact, the operations of our reportable segments and practices, the services they provide or the regions in which we operate, differently. Current disruptions to our business include governmental actions that delay certain other actions, such as moratoriums on bankruptcies by various jurisdictions, and moratoriums or delays imposed by other governmental or regulatory authorities on legal proceedings, regulatory proceedings and rulemaking. The cancellation, stoppage, delay or decline in number and size of M&A transactions, litigation and governmental and regulatory proceedings, antitrust and competition matters, or other types of investigations and matters on which the Company advises, as well as disruptions in capital markets, has negatively impacted, and could continue to negatively impact, the financial results of one or more of each of our segments or regions. If the Company’s ability to market its services is impaired, in some cases the Company has been, and may continue to be, unable to replace engagements that are delayed, stopped or terminated or are otherwise completed with comparable, larger or more profitable engagements on a timely basis, or to maintain the utilization of its revenue generating professionals or to reassign professionals among segments and practices, in which case such events could adversely affect the financial condition, results of operations or prospects of a segment, practice or region or the Company as a whole.
The COVID-19 pandemic could heighten risks related to, or otherwise negatively impact the effectiveness of, cybersecurity, information technology, financial reporting and other corporate functions that the Company relies upon to operate.
The Company has encountered, and may continue to encounter, operational risks arising from changes in the way the Company conducts business during the COVID-19 pandemic. The majority of our employees and contractors, as well as our clients, are working remotely and rely heavily on technology to perform their jobs. Risks arising from our reliance on remote communications, virtual meetings and other forms of technology could include elevated cybersecurity risks and difficulty protecting company and client confidential communications. The Company may also experience impairments or declines in the effectiveness, capabilities and capacity of certain technology we employ, including issues with virtual meetings or other remote communications systems. Certain employees or regions could experience difficulties accessing and maintaining Internet connections or issues with saving and retrieving information from cloud-based and other computing systems relied on by the

Company. Furthermore, the Company’s increased reliance during the pandemic on technology for conducting certain corporate functions, such as financial reporting and internal controls, and internal audit, may not be as effective as our historical practice of reliance on a combination of technology and in-person resources. The Company’s investment of time and resources to assure the functionality of the Company’s systems and mitigate technological risks may be more difficult to achieve or not wholly successful. If the Company experiences cybersecurity issues, is unable to protect confidential information, or is unable to adequately provide services or perform corporate functions, all or portions of the Company’s ability to conduct business and operate may be impaired. In such event, the Company’s financial condition and results of operations could be materially adversely affected.
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

Different factors outside of our control could affect demand for a segment’s practices and our services. These include: (i) fluctuations in U.S. and/or global economies, including economic downturns or recessions and the strength and rate of any general economic recoveries; (ii) the U.S. or global financial markets and the availability, costs, and terms of credit and credit modifications; (iii) level of leverage incurred by countries or businesses; (iv) M&A activity; (v) frequency and complexity of significant commercial litigation; (vi) overexpansion by businesses causing financial difficulties; (vii) business and management crises, including the occurrence of alleged fraudulent or illegal activities and practices; (viii) new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations, including antitrust/competition reviews of proposed M&A transactions; (ix) other economic, geographic or political factors; and (x) general business conditions.
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
We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include: (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenues; (iii) the utilization of revenue-generating professionals, including the ability to adjust staffing levels up or down to accommodate the business and prospects of the applicable segment and practice; (iv) the time it takes before a new hire becomes profitable; (v) the geographic locations of our clients or the locations where services are rendered; (vi) billing rates and fee arrangements, including  the opportunity and ability to successfully reach milestones, and complete engagements and collect success fees and other outcome-contingent or performance-based fees; (vii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; (ix) business and asset acquisitions; (x) fluctuations in the exchange rates of various currencies against the U.S. dollar; and (xi) economic factors beyond our control.
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
Factors that could negatively affect utilization in our segments include:
Corporate Finance — The completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; low interest rates; and fewer, smaller and less complex M&A and restructuring activity; or less capital markets activity.
FLC — The settlement of litigation; less frequent instances of significant mismanagement, fraud, wrongdoing or other business problems that could result in fewer or less complex business engagements; fewer and less complex legal disputes; fewer class action suits; the timing of the completion of engagements; less government regulation or fewer regulatory investigations; and the timing of government investigations and litigation.
Economic Consulting — Fewer, smaller and less complex M&A activity; less capital markets activity or fewer complex transactions; a reduced number of regulatory filings and less litigation, reduced or less aggressive antitrust and competition regulation or enforcement; fewer government investigations and proceedings; and the timing of client utilization of our services.

Technology — The settlement of litigation; a decline in volume and complexity of litigation proceedings and governmental investigations; a decline in volume and the timing of M&A activities and reduced or less aggressive enforcement of antitrust and competition regulations.
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
We may receive requests to discount our fees or to negotiate lower rates for our services and to agree to contract terms relative to the scope of services and other terms that may limit the size of an engagement or our ability to pass-through costs. We consider these requests on a case-by-case basis. We routinely receive these types of requests and expect this to continue in the future. In addition, our clients and prospective clients may not accept rate increases that we put into effect or plan to implement in the future. Fee discounts, pressure not to increase or pressure to decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or at all, or that they will generate the same volume of work or revenues or be as profitable as past engagements.
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
Our Technology segment faces certain risks, including (i) industry consolidation and a highly competitive environment, (ii) client concentration, (iii) downward pricing pressure, (iv) technology changes and obsolescence, and (v) failure to protect intellectual property ("IP") used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.
Our Technology segment faces significant competition from other consulting and/or software providers specializing in e-discovery and the management of electronic content. There continues to be consolidation of companies providing products and services similar to those offered by our Technology segment, which may provide competitors access to greater financial and other resources than those of the Company. Larger competitors may be able to react more quickly to new regulatory or legal requirements and other changes, or innovate more quickly and efficiently. Our Technology segment has been experiencing increasing competition from companies providing similar services at lower prices, particularly with respect to hosting and e-discovery services.
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
Unauthorized use and misuse of IP by employees or third parties could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for unauthorized use or misuse of IP may not adequately compensate us for the damages caused by such unauthorized use or misuse and consequences arising from such actions.
We face certain risks relating to cybersecurity, the failure to protect the confidentiality of client information against misuse or disclosure, and the use or misuse of social media.
Our reputation for maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our segments. In addition, our Technology segment is dependent on providing secure storage of, and access to, client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far, to our knowledge, have been unsuccessful. Such attacks could harm our overall professional reputation, disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and take steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company would be adversely affected. There is no certainty that we can maintain the confidentiality or prevent the misuse of our or our clients' information.
The use or misuse of social media by employees or others could reflect negatively on us or our clients and could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for the use or misuse of social media may not adequately compensate us for the damages caused by such use or misuse and consequences arising from such actions.
We may not manage our growth effectively, and our profitability may suffer.
We experience fluctuations in growth of our different segments, practices and services, including periods of rapid or declining growth. Periods of rapid expansion may strain our management team or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to add or retain qualified managers, employees and contractors when needed, estimate costs, or otherwise manage our growth effectively, our business, financial results and financial condition may suffer.
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
Our international operations involve financial and business risks that differ from or are in addition to those faced by our U.S. operations, including: (i) cultural and language differences; (ii) limited “brand” recognition; (iii) different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results; (iv) foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results; (v) different legal and regulatory requirements and other barriers to conducting business; (vi) greater difficulties in resolving the collection of receivables when legal proceedings are necessary; (vii) greater difficulties in managing our non-U.S. operations, including client relationships, in certain locations; (viii) disparate systems, policies, procedures and processes; (ix) failure to comply with the FCPA and anti-bribery laws of other jurisdictions; (x) higher operating costs; (xi) longer sales and/or collections cycles; (xii) potential restrictions or adverse tax consequences resulting from the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes; (xiii) different or less stable political and/or economic environments; (xiv) potential increased regulatory and legal complexities surrounding uncertainties related to the U.K.’s exit from the European Union, commonly referred to as Brexit; (xv) conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; (xvi) civil disturbances or other catastrophic events that reduce business activity; and (xvii) political interference with our ability to conduct business in the applicable jurisdiction.
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
We have a robust Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees, and independent consultants and contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Securities Act and publicly traded on the NYSE, our executive officers, outside directors, employees and independent contractors are required to comply with the prohibitions against insider trading of our securities. In addition, we impose certain restrictions on the trading of securities of our clients. Nonetheless, we cannot assure our stakeholders that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, independent consultants or contractors, or others who are subject to our policies and procedures could damage our reputation in the U.S. and internationally, which could adversely affect our existing client relationships or adversely affect our ability to attract and retain new clients, or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions, which could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits.
We may be required to recognize goodwill impairment charges, which could materially affect our financial results.
We assess our goodwill, intangible assets and long-lived assets as required by Generally Accepted Accounting Principles in the United States to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We have previously recorded impairment charges to the carrying value of goodwill of certain segments and it is possible that we may be required to record significant impairment charges in the future. Such charges have had and could have a material adverse impact on our results of operations.
The compromise of confidential or proprietary information could damage our reputation, harm our businesses and adversely impact our financial results.
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
Governmental focus on data privacy and security has increased, and could continue to increase, our costs of operations.
In reaction to publicized incidents in which electronically stored personal and other information has been lost, accessed or stolen, or transmitted by or to third parties without permission, U.S. and non-U.S. governmental authorities have proposed or adopted or are considering proposing or adopting data security and/or data privacy statutes or regulations, including the California Consumer Privacy Act and the General Data Protection Regulation of the European Union. Continued governmental focus and regulation of data security and privacy may lead to additional legislative and regulatory actions, which could increase the complexity of doing business in the U.S. or the applicable jurisdiction. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations has increased, and is expected to continue to increase, our related costs of doing business and could negatively impact our financial results.
Risks Related to Our People
Our failure to recruit and retain qualified professionals and manage headcount needs and utilization could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.
We deliver sophisticated professional services to our clients. Our success is dependent, in large part, on our ability to keep our supply of skills and human resources in balance with client demand around the world. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, a good reputation and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract or retain qualified professionals to maintain or expand our business. If we are unable to successfully integrate, motivate and retain qualified professionals, our ability to continue to secure work may suffer. Moreover, competition has caused our costs of retaining and hiring qualified professionals to increase, a trend that could continue and could adversely affect our operating margins and financial results.
Despite fixed terms or renewal provisions, we could face retention issues during and at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new or extend existing employment agreements with our professionals. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty in staffing engagements, if we are unable to renegotiate employment agreements or the costs of retaining qualified professionals become too high. The implementation of new compensation arrangements may result in the concentration of potential turnover in future years.
Our people are our primary assets and account for the majority of our expenses. During periods of reduced demand for our services, or in response to unfavorable changes in market or industry conditions, we may seek to align our cost structure more closely with our revenues and increase our utilization rates by reducing headcount and eliminating or consolidating underused locations in affected reportable segments or practices. Following such actions, in response to subsequent increases in demand for our services, including as a result of favorable changes in market or industry conditions, we may need to hire, train and integrate additional qualified and skilled personnel and may be unable to do so to meet our needs or our clients’ demands on a timely basis. If we are unable to manage staffing levels on a timely basis in light of changing opportunities or conditions, including as a result of the COVID-19 pandemic, our ability to accept or service business opportunities and client engagements, take advantage of positive market and industry developments, and realize future growth could be negatively affected, which could negatively impact our revenues and profitability. In addition, while increased utilization resulting from headcount reductions may enhance our profitability in the near term, it could negatively affect our business over the longer term by limiting the time our professionals have to seek out and cultivate new client relationships and win new projects.
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
In addition, our Economic Consulting segment has contracts with select economists or professionals that provide for compensation equal to a percentage of such individual’s annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expenses for that segment being a higher percentage of segment revenues and Adjusted Segment EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company may enter into similar arrangements with other economists and professionals hired by the Company.
We rely heavily on our executive officers and the heads of our segments and industry and regional leaders for the success of our business.
We rely heavily on our executive officers and our segment, industry and regional leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and the heads of our segments and industry and regional leaders must have a thorough understanding of our service offerings, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.
Professionals may leave our Company to form or join competitors, and we may not have, or may choose not to pursue, legal recourse against such professionals.
Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to our professionals pursuing independent business opportunities or joining our competitors should be considered low. Although our clients generally contract for services with us as a company, and not with an individual professional, in the event that a professional leaves, such clients may decide that they prefer to continue working with a specific professional rather than with our Company. Substantially all of our written employment agreements with our Senior Managing Directors and equivalent employees include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with a former employee or client, or other concerns, outweighs the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, there may be times we may decide not to pursue legal action, even if it is available to us.
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
Claims involving our services or adverse publicity could harm our overall professional reputation and our ability to compete and attract business or hire or retain qualified professionals.
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

From time to time, we may accept clients or perform engagements that may be viewed as controversial or that generate adverse publicity relating to our involvement or the services that we provide. Such controversial engagements or negative reactions may adversely affect our reputation or the reputations of our employees and other professionals who provide services, or may otherwise harm our ability to attract or retain clients, employees and other professionals, all of which could have an adverse effect on our results of operations, business or prospects.
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
Failures of our internal information technology systems controls may harm our overall professional reputation and disrupt our business operations.
Our reputation for providing secure information storage and maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our businesses, especially our Technology segment, which hosts client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far, to our knowledge, have been unsuccessful. Such attacks could harm our overall professional reputation and disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective.
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
Acquisitions also may involve a number of special financial, business and operational risks, such as: (i) difficulties in integrating diverse corporate cultures and management styles; (ii) disparate policies and practices; (iii) client relationship issues; (iv) decreased utilization during the integration process; (v) loss of key existing or acquired personnel; (vi) increased costs to improve or coordinate managerial, operational, financial and administrative systems; (vii) dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions; (viii) the assumption of legal liabilities; (ix) future earn-out payments or other price adjustments; (x) potential future write-offs relating to the impairment of goodwill or other acquired intangible assets or the revaluation of assets; (xi) difficulty or inability to collect receivables; and (xii) undisclosed liabilities.
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
Our senior secured bank revolving credit facility (the "Credit Facility"), or our other indebtedness outstanding from time to time, contains or may contain operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things: (i) create, incur or assume certain liens; (ii) make certain restricted payments, investments and loans; (iii) create, incur or assume additional indebtedness or guarantees; (iv) create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries; (v) engage in M&A transactions, consolidations, sale-leasebacks, joint ventures, and asset and security sales and dispositions; (vi) pay dividends or redeem or repurchase our capital stock; (vii) alter the business that we and our subsidiaries conduct; (viii) engage in certain transactions with affiliates; (ix) modify the terms of certain indebtedness; (x) prepay, redeem or purchase certain indebtedness; and (xi) make material changes to accounting and reporting practices.
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
We and our subsidiaries may incur significant additional indebtedness.
We and our subsidiaries may incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture") governing the 2.0% Convertible Senior Notes due 2023 (the “2023 Convertible Notes”) do not restrict us from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture. The terms of the agreements governing our Credit Facility and other indebtedness limit, but do not prohibit, us from incurring additional indebtedness.

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
Holders of the 2023 Convertible Notes will have the right to require us to repurchase their 2023 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus any accrued and unpaid interest. In addition, upon conversion of the 2023 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2023 Convertible Notes being converted in accordance with the terms of the Indenture governing the 2023 Convertible Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2023 Convertible Notes. Our Credit Facility prohibits us from making any cash payments on the conversion or repurchase of the 2023 Convertible Notes if a default or an event of default under that facility exists or would result from such conversion or repurchase, or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with certain financial tests under the Credit Facility.
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
In July 2017, the Financial Conduct Authority ("FCA") of the United Kingdom, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 4, 2020, however, the ICE Benchmark Administration Limited (“IBA”), which is the administrator that publishes LIBOR, published its consultation of the market on its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023, subject to any rights of the FCA to compel the IBA to continue publication (the “IBA Consultation”). The IBA Consultation closed on January 25, 2021 and the IBA intends to share the results with the FCA and publish shortly thereafter a statement summarizing responses from the IBA Consultation. In connection with the IBA Consultation, the FCA issued a statement supporting IBA’s stated intention to extend the expected cessation date for the dominant tenors of U.S. dollar to June 30, 2023. Our Credit Facility, which was undrawn at December 31, 2020 and is indexed to LIBOR, provides for multiple LIBOR currency and tenor options and may be used in the future. Although our Credit Facility provides for alternative reference rates, such alternative reference rates and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. An alternative reference rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations. Furthermore, there can be no assurance given as to whether all tenor settings of LIBOR will actually cease to be available after 2021, whether certain U.S. dollar LIBOR settings will actually be available until June 30, 2023 or whether U.S. dollar LIBOR or such other LIBOR currency will be replaced by an alternative market benchmark in place of U.S. dollar LIBOR or such other LIBOR currency, as the case may be.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 100,511 square feet under a lease expiring April 2028. Our principal corporate office located in Bowie, Maryland, consists of 30,835 square feet under a lease expiring April 2028. In October 2020, we entered into a material lease agreement, amending and restating the lease agreement entered into during August 2020, for our new principal office space in New York, New York for an initial fixed term of 15 years, subject to two renewal options of five years each. We also lease offices to support our operations in 36 other cities across the U.S., including Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 27 countries — the U.K., Ireland, Finland, France, Germany, Spain, Belgium, Israel, Denmark, Australia, Malaysia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the New York Stock Exchange (the “NYSE”) under the symbol FCN. As of January 29, 2021, the number of holders of record of our common stock was 216.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2020:

	(a)		(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(in thousands, except per share data)
Equity compensation plans approved by our security holders	484	(1)	$36.14	1,311	(3)
Equity compensation plans not approved by our security holders	54	(2)	36.75	—
Total	538		$36.20	1,311

(1)Includes up to (i) 19,748 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) and (ii) 464,764 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).
(2)Includes up to 53,552 shares of common stock issuable upon exercise of fully vested stock options granted as employment inducement on July 30, 2014 to an executive officer hire pursuant to Rule 303.08 of the NYSE.
(3)Includes 1,310,586 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, all of which are available for stock-based awards.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1 through October 31, 2020	599	(2)	$109.09	599	(5)	$117,084
November 1 through November 30, 2020	773	(3)	$103.06	769	(6)	$37,839
December 1 through December 31, 2020	241	(4)	$106.94	231	(7)	$213,191
Total	1,613			1,599

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the year ended December 31, 2020, we repurchased an aggregate of 3,268,906 shares of our outstanding common stock under the Repurchase Program at an average price of $108.11 per share for a total cost of approximately $353.4 million.
(2)Includes 367 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 3,677 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 10,758 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(5)During the month ended October 31, 2020, we repurchased and retired 598,730 shares of common stock, at an average price per share of $109.09, for an aggregate cost of $65.3 million.
(6)During the month ended November 30, 2020, we repurchased and retired 768,889 shares of common stock, at an average price per share of $103.04, for an aggregate cost of $79.2 million.
(7)During the month ended December 31, 2020, we repurchased and retired 230,921 shares of common stock, at an average price per share of $106.72, for an aggregate cost of $24.6 million.

ITEM 6.    SELECTED FINANCIAL DATA
We derived the selected financial data presented below for the periods or dates indicated from our consolidated financial statements. The data below should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this Annual Report on Form 10-K (the "Annual Report").
A number of factors have caused our results of operations and financial position to vary significantly from one year to the next and can make it difficult to evaluate period-to-period comparisons. The most significant of these factors include: acquisitions, special charges and stock repurchases.
Income Statement, Balance Sheet and Stockholders' Equity Data

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Income Statement Data
Revenues	$2,461,275	$2,352,717	$2,027,877	$1,807,732	$1,810,394
Operating expenses
Direct cost of revenues	1,672,711	1,534,896	1,328,074	1,215,560	1,210,771
Selling, general and administrative expenses	488,411	504,074	465,636	432,013	436,716
Special charges	7,103	—	—	40,885	10,445
Amortization of intangible assets	10,387	8,152	8,162	10,563	10,306
	2,178,612	2,047,122	1,801,872	1,699,021	1,668,238
Operating income	282,663	305,595	226,005	108,711	142,156
Other income (expense)
Interest income and other	(412)	2,061	4,977	3,752	10,466
Interest expense	(19,805)	(19,206)	(27,149)	(25,358)	(24,819)
Gain on sale of business	—	—	13,031	—	—
Loss on early extinguishment of debt	—	—	(9,072)	—	—
Income before income tax provision (benefit)	262,446	288,450	207,792	87,105	127,803
Income tax provision (benefit)	51,764	71,724	57,181	(20,857)	42,283
Net income	$210,682	$216,726	$150,611	$107,962	$85,520
Earnings per common share — basic	$5.92	$5.89	$4.06	$2.79	$2.09
Earnings per common share — diluted	$5.67	$5.69	$3.93	$2.75	$2.05
Weighted average number of common shares outstanding
Basic	35,602	36,774	37,098	38,697	40,943
Diluted	37,149	38,111	38,318	39,192	41,709

	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$294,953	$369,373	$312,069	$189,961	$216,158
Working capital (1)	$459,536	$566,124	$482,783	$383,851	$404,716
Total assets	$2,777,363	$2,783,142	$2,379,121	$2,257,241	$2,225,368
Long-term debt, net	$286,131	$275,609	$265,571	$396,284	$365,528
Stockholders’ equity	$1,400,181	$1,489,142	$1,348,825	$1,191,971	$1,207,358

(1)Working capital is defined as current assets less current liabilities.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Stockholders' Equity Data
Shares of common stock repurchased and retired	3,269	1,258	952	4,674	537
Total cost	$353,385	$105,915	$55,722	$168,001	$21,479

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for each of the two years in the period ended December 31, 2020 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. For a similar discussion and analysis of our results for the year ended December 31, 2019 compared with our results for the year ended December 31, 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2019, filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”) on February 25, 2020. Historical results and any discussion of prospective results may not indicate our future performance.
Business Overview
FTI Consulting is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political & regulatory, reputational and transactional. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments.
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, banks, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation, transactions and turnaround, restructuring and bankruptcy.

Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government entities and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including a focus on highly regulated industries such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics services which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.
Our Economic Consulting segment, including subsidiary Compass Lexecon LLC, provides law firms, companies, government entities and other interested parties with analyses of complex economic issues for use in international arbitration, legal and regulatory proceedings, and strategic decision making and public policy debates around the world. We deliver a wide range of services centered around three core offerings: antitrust & competition economics, financial economics and international arbitration.
Our Technology segment provides companies, law firms and government entities with a comprehensive global portfolio of e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services including data collection, data processing, document review, hosting, advanced analytics and consulting.
Our Strategic Communications segment develops and executes communications strategies to help management teams, boards of directors, law firms, governments and regulators manage change and mitigate risk surrounding transformational and disruptive events, including transactions, investigations, disputes, crises, regulation and legislation. We deliver a wide range of services centered around three core offerings: corporate reputation, financial communications and public affairs.
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
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Certain of these financial measures are considered not in conformity with GAAP ("non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:
•Total Segment Operating Income
•Adjusted EBITDA
•Total Adjusted Segment EBITDA
•Adjusted EBITDA Margin
•Adjusted Net Income
•Adjusted Earnings per Diluted Share
•Free Cash Flow
We have included the definitions of Segment Operating Income and Adjusted Segment EBITDA, which are GAAP financial measures, below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information. As described in Note 20, “Segment Reporting” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report, we evaluate the performance of our operating segments based on Adjusted Segment EBITDA, and Segment Operating Income is a component of the definition of Adjusted Segment EBITDA.

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
Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, the information contained in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included elsewhere in this report.

Full Year 2020 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2020	2019	% Increase (Decrease)

	(dollar amounts in thousands, except per share amounts)
Revenues	$2,461,275	$2,352,717	4.6%
Special charges (1)	$7,103	$—	100.0%
Net income	$210,682	$216,726	-2.8%
Adjusted EBITDA	$332,271	$343,900	-3.4%
Earnings per common share — diluted	$5.67	$5.69	-0.4%
Adjusted earnings per common share — diluted	$5.99	$5.80	3.3%
Net cash provided by operating activities	$327,069	$217,886	50.1%
Total number of employees	6,321	5,567	13.5%

(1)Excluded from non-GAAP financial measures.
Revenues
Revenues for the year ended December 31, 2020 increased $108.6 million, or 4.6%, as compared with the year ended December 31, 2019. Acquisition-related revenues contributed $40.7 million, or 1.7%, compared with 2019. Excluding the acquisition-related revenues, revenues increased $67.8 million, or 2.9%, primarily due to increased demand for our Corporate Finance segment, which was partially offset by lower demand for our FLC segment, as well as a $38.5 million decrease in pass-through revenues, primarily resulting from a Coronavirus Disease 2019 ("COVID-19") pandemic related decline in billable travel and entertainment expenses, compared with 2019.
Special Charges
During the year ended December 31, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York. The lease abandonment costs include non-cash charges of $4.4 million related to accelerated amortization on operating lease assets and accelerated depreciation on lease-related property and equipment; and
•$2.4 million of employee severance and other employee-related costs associated with performance-related actions in our FLC segment that impacted 16 employees. All of these amounts will be paid in cash within the next 12 months.
There were no special charges recorded during the year ended December 31, 2019.
The following table details the special charges by segment:

Year Ended December 31, 2020
(in thousands)
Corporate Finance	$861
FLC	3,484
Economic Consulting	35
Technology	276
Strategic Communications	2,074
Segment special charge	6,730
Unallocated Corporate	373
Total	$7,103

Net income
Net income for the year ended December 31, 2020 decreased $6.0 million, or 2.8%, as compared with the year ended December 31, 2019. The decrease in net income was due to higher compensation expenses, primarily related to a 14.5% increase in billable headcount and higher variable compensation, as well as a special charge of $7.1 million, which were partially offset by an increase in revenues, a decline in selling, general and administrative ("SG&A") expenses and a lower effective tax rate, primarily due to a combined $11.2 million tax benefit from the use of foreign tax credits and the deferred tax benefit of an intellectual property license agreement between subsidiaries.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2020 decreased $11.6 million, or 3.4%, as compared with the year ended December 31, 2019. Adjusted EBITDA was 13.5% of revenues for the year ended December 31, 2020 compared with 14.6% of revenues for the year ended December 31, 2019. The decrease in Adjusted EBITDA, which excludes the special charge, was due to higher compensation expenses, primarily related to a 14.5% increase in billable headcount and higher variable compensation, which were partially offset by an increase in revenues and a decline in SG&A expenses.
EPS and Adjusted EPS
EPS for the year ended December 31, 2020 decreased $0.02 to $5.67 compared with $5.69 for the year ended December 31, 2019. 2020 EPS included a $7.1 million special charge, which reduced EPS by $0.14. The decrease in EPS was primarily due to the lower operating results described above, which were partially offset by a lower effective tax rate and a decline in diluted weighted average shares outstanding.
Adjusted EPS for the year ended December 31, 2020 increased $0.19 to $5.99 compared with $5.80 for the year ended December 31, 2019. Adjusted EPS for the year ended December 31, 2020 excludes the $7.1 million special charge and $9.1 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.14 and $0.18, respectively. Adjusted EPS for the year ended December 31, 2019 excluded $8.6 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.17 and a discrete tax adjustment resulting from a change in estimate related to the accounting for the Ringtail e-discovery software and related business divestiture (collectively, "Ringtail Divestiture"), which decreased Adjusted EPS by $0.06.
Liquidity and Capital Allocation
Net cash provided by operating activities for the year ended December 31, 2020 increased $109.2 million to $327.1 million compared with $217.9 million for the year ended December 31, 2019. The increase in net cash provided by operating activities was primarily due to higher cash collections, combined with lower non-compensation-related operating costs, which were partially offset by higher compensation, primarily related to headcount growth, and an increase in income tax payments. Days sales outstanding (“DSO”) was 95 days as of December 31, 2020 compared with 97 days as of December 31, 2019.
A portion of net cash provided by operating activities was used to repurchase and retire approximately 3.3 million shares of our common stock under our Repurchase Program for an average price per share of $108.11, at a total cost of $353.4 million during the year ended December 31, 2020. We had $213.2 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2020.
Free Cash Flow was an inflow of $292.2 million and $175.8 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to higher net cash provided by operating activities, as described above.
Other Strategic Activities
During the year ended December 31, 2020, we acquired certain assets of Delta Partners Group Limited, a leading telecom, media and technology focused strategy consulting and investment banking firm with offices in Dubai, New York, Singapore, Barcelona, Johannesburg, San Francisco and Sydney.
Also, during the year ended December 31, 2020, we entered into a material lease agreement for our new principal office space in New York, New York to consolidate existing office space into fewer locations and in anticipation of future office space needs in view of our current leases, which are scheduled to expire in November 2021.

COVID-19 Pandemic
The COVID-19 pandemic has created global volatility, economic uncertainty and general market disruption. During the year ended December 31, 2020, the COVID-19 pandemic impacted each of our segments, practices and regions differently. In general, limitations in our ability to service our clients due to social distancing, travel restrictions and remote work negatively impacted our financial results, though we benefited from a decline in travel and entertainment expenses. In addition, we experienced a reduction in demand, and in some cases delays, in our ability to provide certain services due to regulatory moratoriums and postponements of legal proceedings and investigations. These events arising from the COVID-19 pandemic negatively impacted our segment results to a varied extent during the year ended December 31, 2020, but they particularly negatively impacted our FLC segment. While restructuring and bankruptcy services provided by our Corporate Finance segment experienced increased demand as compared with the year ended December 31, 2019 as a result of the adverse economic impact of the COVID-19 pandemic, during the second half of 2020 we experienced a decline in activity as compared with the first half of 2020 primarily resulting from government-backed stimulus packages and the availability of other financing sources. The extent to which the COVID-19 pandemic will continue to impact our business is difficult to predict.
Headcount
Our total headcount increased 13.5% from 5,567 as of December 31, 2019 to 6,321 as of December 31, 2020. The following table includes the net billable headcount additions (reductions) for the year ended December 31, 2020:

Billable Headcount	Corporate Finance (1) (2)	FLC (1)	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2019	1,194	1,351	790	361	728	4,424
Additions (reductions), net	461	(8)	101	47	42	643
December 31, 2020	1,655	1,343	891	408	770	5,067
Percentage change in headcount from December 31, 2019	38.6%	-0.6%	12.8%	13.0%	5.8%	14.5%

(1)There were 66 revenue-generating professionals in Europe, Middle East and Africa (“EMEA”) who moved from FLC to Corporate Finance during the year ended December 31, 2020.
(2)There were 151 revenue-generating professionals added during the year ended December 31, 2020 related to the acquisition of a strategy consulting and investment banking business within the Corporate Finance segment.

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2020	2019

	(in thousands, except per share data)
Revenues
Corporate Finance	$910,184	$723,721
FLC	500,275	577,780
Economic Consulting	599,088	592,542
Technology	223,016	215,584
Strategic Communications	228,712	243,090
Total revenues	$2,461,275	$2,352,717
Segment operating income
Corporate Finance	$205,029	$152,948
FLC	23,899	98,648
Economic Consulting	85,690	78,201
Technology	30,869	35,022
Strategic Communications	31,639	39,174
Total segment operating income	377,126	403,993
Unallocated corporate expenses	(94,463)	(98,398)
Operating income	282,663	305,595
Other income (expense)
Interest income and other	(412)	2,061
Interest expense	(19,805)	(19,206)
	(20,217)	(17,145)
Income before income tax provision	262,446	288,450
Income tax provision	51,764	71,724
Net income	$210,682	$216,726
Earnings per common share — basic	$5.92	$5.89
Earnings per common share — diluted	$5.67	$5.69
Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net income	$210,682	$216,726
Add back:
Income tax provision	51,764	71,724
Interest income and other	412	(2,061)
Interest expense	19,805	19,206
Depreciation and amortization	32,118	30,153
Amortization of intangible assets	10,387	8,152
Special charges	7,103	—
Adjusted EBITDA	$332,271	$343,900

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2020	2019

	(in thousands, except per share data)
Net income	$210,682	$216,726
Add back:
Special charges	7,103	—
Tax impact of special charges	(1,847)	—
Non-cash interest expense on convertible notes	9,083	8,606
Tax impact of non-cash interest expense on convertible notes	(2,361)	(2,237)
Tax impact of gain on sale of business (1)	—	(2,097)
Adjusted Net Income	$222,660	$220,998
Earnings per common share — diluted	$5.67	$5.69
Add back:
Special charges	0.19	—
Tax impact of special charges	(0.05)	—
Non-cash interest expense on convertible notes	0.24	0.23
Tax impact of non-cash interest expense on convertible notes	(0.06)	(0.06)
Tax impact of gain on sale of business (1)	—	(0.06)
Adjusted earnings per common share — diluted	$5.99	$5.80
Weighted average number of common shares outstanding — diluted	37,149	38,111

(1)In 2019, represents a discrete tax adjustment resulting from a change in estimate related to the accounting for the Ringtail Divestiture in 2018.
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$327,069	$217,886
Purchases of property and equipment	(34,866)	(42,072)
Free Cash Flow	$292,203	$175,814
Year Ended December 31, 2020 Compared with December 31, 2019
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses decreased $3.9 million, or 4.0%, to $94.5 million in 2020 from $98.4 million in 2019. The decrease was primarily due to lower travel and entertainment expenses due to restrictions imposed by governments to reduce the spread of COVID-19, and lower variable compensation for our executive and regional leadership.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $2.5 million to a $0.4 million loss for the year ended December 31, 2020, compared with $2.1 million of income for the year ended December 31, 2019. The decrease was primarily due to $1.0 million in lower interest income and a $1.0 million increase in net FX losses.

FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $0.6 million, or 3.1%, to $19.8 million in 2020 from $19.2 million in 2019.
Income tax provision
Our income tax provision decreased $20.0 million, or 27.8%, to $51.8 million in 2020 from $71.7 million in 2019. Our effective tax rate was 19.7% for 2020 as compared with 24.9% for 2019. The lower effective tax rate in 2020 was primarily due to a combined $11.2 million tax benefit from the use of foreign tax credits and the deferred tax benefit of an intellectual property license agreement between subsidiaries, as well as a favorable discrete tax adjustment related to share-based compensation.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net income	$210,682	$216,726
Add back:
Income tax provision	51,764	71,724
Interest income and other	412	(2,061)
Interest expense	19,805	19,206
Unallocated corporate expenses (1)	94,463	98,398
Total segment operating income	377,126	403,993
Add back:
Segment depreciation expense	29,381	27,369
Amortization of intangible assets	10,387	8,152
Segment special charges	6,730	—
Total Adjusted Segment EBITDA	$423,624	$439,514

(1)Includes a $0.4 million special charge.

Other Segment Operating Data

	Year Ended December 31,
	2020	2019
Number of revenue-generating professionals (at period end):
Corporate Finance	1,655	1,194
FLC	1,343	1,351
Economic Consulting	891	790
Technology (1)	408	361
Strategic Communications	770	728
Total revenue-generating professionals	5,067	4,424
Utilization rates of billable professionals: (2)
Corporate Finance	63%	67%
FLC	51%	63%
Economic Consulting	68%	75%
Average billable rate per hour: (3)
Corporate Finance	$468	$452
FLC	$335	$337
Economic Consulting	$494	$500

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 331 and 285 as-needed employees during the years ended December 31, 2020 and 2019, respectively.
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

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2020	2019

	(dollars in thousands, except rate per hour)
Revenues	$910,184	$723,721
Percentage change in revenues from prior year	25.8%
Operating expenses
Direct cost of revenues	578,875	454,214
Selling, general and administrative expenses	118,964	112,630
Special charges	861	—
Amortization of intangible assets	6,455	3,929
	705,155	570,773
Segment operating income	205,029	152,948
Percentage change in segment operating income from prior year	34.1%
Add back:
Depreciation and amortization of intangible assets	10,940	7,787
Special charges	861	—
Adjusted Segment EBITDA	$216,830	$160,735
Gross profit (1)	$331,309	$269,507
Percentage change in gross profit from prior year	22.9%
Gross profit margin (2)	36.4%	37.2%
Adjusted Segment EBITDA as a percent of revenues	23.8%	22.2%
Number of revenue-generating professionals (at period end)	1,655	1,194
Percentage change in number of revenue-generating professionals from prior year	38.6%
Utilization rate of billable professionals	63%	67%
Average billable rate per hour	$468	$452

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2020 Compared with December 31, 2019
Revenues increased $186.5 million, or 25.8%, from 2019 to 2020. Acquisition-related revenues contributed $40.7 million, or 5.6%, compared with 2019. Excluding the acquisition-related revenues, revenues increased $145.7 million, or 20.1%, primarily due to higher demand for our restructuring services, largely in North America and EMEA.
Gross profit increased $61.8 million, or 22.9%, from 2019 to 2020. Gross profit margin decreased 0.8 percentage points from 2019 to 2020. The decrease in gross profit margin was primarily due to increased compensation related to higher headcount and an increase in variable compensation as a percentage of revenues, combined with a 4 percentage point decline in utilization.
SG&A expenses increased $6.3 million, or 5.6%, from 2019 to 2020. SG&A expenses of 13.1% of revenues in 2020 compared with 15.6% in 2019. The increase in SG&A expenses was primarily due to acquisition-related expenses and higher infrastructure support costs, largely related to an increase in headcount, which was partially offset by a decrease in travel and entertainment and bad debt expenses.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2020	2019

	(dollars in thousands, except rate per hour)
Revenues	$500,275	$577,780
Percentage change in revenues from prior year	-13.4%
Operating expenses
Direct cost of revenues	377,530	367,988
Selling, general and administrative expenses	94,562	109,992
Special charges	3,484	—
Amortization of intangible assets	800	1,152
	476,376	479,132
Segment operating income	23,899	98,648
Percentage change in segment operating income from prior year	-75.8%
Add back:
Depreciation and amortization of intangible assets	5,991	5,787
Special charges	3,484	—
Adjusted Segment EBITDA	$33,374	$104,435
Gross profit (1)	$122,745	$209,792
Percentage change in gross profit from prior year	-41.5%
Gross profit margin (2)	24.5%	36.3%
Adjusted Segment EBITDA as a percent of revenues	6.7%	18.1%
Number of revenue-generating professionals (at period end)	1,343	1,351
Percentage change in number of revenue-generating professionals from prior year	-0.6%
Utilization rate of billable professionals	51%	63%
Average billable rate per hour	$335	$337

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2020 Compared with December 31, 2019
Revenues decreased $77.5 million, or 13.4%, from 2019 to 2020. The decrease was primarily due to lower demand for all of our services, particularly for our disputes, investigations and health solutions services.
Gross profit decreased $87.0 million, or 41.5%, from 2019 to 2020. Gross profit margin decreased 11.8 percentage points from 2019 to 2020. The decrease in gross profit margin was largely related to a 12 percentage point decline in utilization.
SG&A expenses decreased $15.4 million, or 14.0%, from 2019 to 2020. SG&A expenses of 18.9% of revenues in 2020 compared with 19.0% in 2019. The decrease in SG&A expenses was primarily driven by lower travel and entertainment, bad debt, hiring and other general and administrative expenses.

ECONOMIC CONSULTING

	Year Ended December 31,
	2020	2019

	(dollars in thousands, except rate per hour)
Revenues	$599,088	$592,542
Percentage change in revenues from prior year	1.1%
Operating expenses
Direct cost of revenues	434,324	437,862
Selling, general and administrative expenses	78,714	76,302
Special charges	35	—
Amortization of intangible assets	325	177
	513,398	514,341
Segment operating income	85,690	78,201
Percentage change in segment operating income from prior year	9.6%
Add back:
Depreciation and amortization of intangible assets	5,707	5,911
Special charges	35	—
Adjusted Segment EBITDA	$91,432	$84,112
Gross profit (1)	$164,764	$154,680
Percentage change in gross profit from prior year	6.5%
Gross profit margin (2)	27.5%	26.1%
Adjusted Segment EBITDA as a percent of revenues	15.3%	14.2%
Number of revenue-generating professionals (at period end)	891	790
Percentage change in number of revenue-generating professionals from prior year	12.8%
Utilization rate of billable professionals	68%	75%
Average billable rate per hour	$494	$500

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2020 Compared with December 31, 2019
Revenues increased $6.5 million, or 1.1%, from 2019 to 2020. The increase was primarily due to higher demand for our mergers and acquisitions ("M&A") related antitrust services, which was partially offset by lower demand for our financial economics services, along with lower realized bill rates due to the mix of client engagements and staffing for our non-M&A-related antitrust services.
Gross profit increased $10.1 million, or 6.5%, from 2019 to 2020. Gross profit margin increased 1.4 percentage points from 2019 to 2020. The increase in gross profit margin was primarily due to a higher proportion of junior professional staff, lower variable compensation as a percentage of revenues and a favorable mix of lower margin contractor revenues, which was partially offset by a 7 percentage point decline in utilization.
SG&A expenses increased $2.4 million, or 3.2%, from 2019 to 2020. SG&A expenses of 13.1% of revenues in 2020 compared with 12.9% in 2019. The increase in SG&A expenses was primarily driven by higher bad debt, which was partially offset by lower travel and entertainment expenses.

TECHNOLOGY

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Revenues	$223,016	$215,584
Percentage change in revenues from prior year	3.4%
Operating expenses
Direct cost of revenues	134,568	123,504
Selling, general and administrative expenses	57,303	57,058
Special charges	276	—
	192,147	180,562
Segment operating income	30,869	35,022
Percentage change in segment operating income from prior year	-11.9%
Add back:
Depreciation and amortization of intangible assets	11,868	10,666
Special charges	276	—
Adjusted Segment EBITDA	$43,013	$45,688
Gross profit (1)	$88,448	$92,080
Percentage change in gross profit from prior year	-3.9%
Gross profit margin (2)	39.7%	42.7%
Adjusted Segment EBITDA as a percent of revenues	19.3%	21.2%
Number of revenue-generating professionals (at period end) (3)	408	361
Percentage change in number of revenue-generating professionals from prior year	13.0%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis
Year Ended December 31, 2020 Compared with December 31, 2019
Revenues increased $7.4 million, or 3.4%, from 2019 to 2020. The increase was primarily driven by higher demand and realized bill rates for our consulting services, largely due to M&A-related "second request" and litigation activities, which was partially offset by lower revenues related to the completion of a transitional services agreement, as well as lower realized rates for our managed review services.
Gross profit decreased $3.6 million, or 3.9%, from 2019 to 2020. Gross profit margin decreased 3.0 percentage points from 2019 to 2020. The decrease in gross profit margin was largely due to the completion of a transitional services agreement combined with lower profitability for our managed review and processing services, which was partially offset by higher profitability for our consulting services.
SG&A expenses increased $0.2 million, or 0.4%, from 2019 to 2020. SG&A expenses of 25.7% of revenues in 2020 compared with 26.5% in 2019.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Revenues	$228,712	$243,090
Percentage change in revenues from prior year	-5.9%
Operating expenses
Direct cost of revenues	147,414	151,319
Selling, general and administrative expenses	44,779	49,703
Special charges	2,074	—
Amortization of intangible assets	2,806	2,894
	197,073	203,916
Segment operating income	31,639	39,174
Percentage change in segment operating income from prior year	-19.2%
Add back:
Depreciation and amortization of intangible assets	5,262	5,370
Special charges	2,074	—
Adjusted Segment EBITDA	$38,975	$44,544
Gross profit (1)	$81,298	$91,771
Percentage change in gross profit from prior year	-11.4%
Gross profit margin (2)	35.5%	37.8%
Adjusted Segment EBITDA as a percent of revenues	17.0%	18.3%
Number of revenue-generating professionals (at period end)	770	728
Percentage change in number of revenue-generating professionals from prior year	5.8%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2020 Compared with December 31, 2019
Revenues decreased $14.4 million, or 5.9%, from 2019 to 2020. The decrease in revenues was due to an $8.6 million decline in pass-through revenues, and a reduction in retainer- and project-based revenues, primarily driven by lower demand for our corporate reputation services.
Gross profit decreased $10.5 million, or 11.4%, from 2019 to 2020. Gross profit margin decreased 2.3 percentage points from 2019 to 2020. The decrease in gross profit margin was primarily driven by higher costs due to increased headcount, which was partially offset by an increase in lower margin pass-through revenues and a decrease in variable compensation as a percentage of revenues.
SG&A expenses decreased $4.9 million, or 9.9%, from 2019 to 2020. SG&A expenses of 19.6% of revenues in 2020 compared with 20.4% in 2019. The decrease in SG&A expenses was primarily due to lower travel and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Year Ended December 31,
	2020	2019

Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$327,069	$217,886
Net cash used in investing activities	$(60,120)	$(60,606)
Net cash used in financing activities	$(360,053)	$(103,311)
DSO	95	97
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
Year Ended December 31, 2020 Compared with December 31, 2019
Net cash provided by operating activities increased $109.2 million, or 50.1%, from 2019 to 2020. The increase in net cash provided by operating activities was primarily due to higher cash collections, combined with lower non-compensation-related operating costs, which were partially offset by higher compensation, primarily related to headcount growth, and an increase in income tax payments. DSO was 95 days as of December 31, 2020 and 97 days as of December 31, 2019.
Net cash used in investing activities decreased $0.5 million, or 0.8%, from 2019 to 2020. The decrease in net cash used in investing activities was primarily due to a decrease of $7.0 million in capital expenditures, partially offset by an increase of $6.5 million in payments for the acquisition of businesses, net of cash received.
Net cash used in financing activities increased $256.7 million, or 248.5%, from 2019 to 2020. The increase in net cash used in financing activities was primarily due to an increase of $247.8 million in payments for common stock repurchases under the Repurchase Program.
Capital Resources
As of December 31, 2020, our capital resources included $295.0 million of cash and cash equivalents and available borrowing capacity of $548.9 million under the $550.0 million revolving line of credit under our senior secured bank revolving credit facility (the "Credit Facility"). As of December 31, 2020, we had no outstanding borrowings under our Credit Facility and $1.1 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Agreement and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of December 31, 2020, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture"), governing the 2023 Convertible Notes.
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
During 2020, we spent $34.9 million in capital expenditures to support our organization, including direct support for specific client engagements. During 2021, we currently expect to make capital expenditures to support our organization in an aggregate amount between $70 million and $80 million, which includes costs related to leasehold improvements for our new principal office space in New York, New York. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
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
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 1, "Description of Business and Summary of Significant Accounting Policies" and Note 14, "Debt" in Part II, Item 8 and "Risk Factors" in Part I, Item 1A of this Annual Report for a further discussion of the 2023 Convertible Notes.
Cash Flows
For the years ended December 31, 2020, 2019 and 2018 our cash flows from operations exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs for the next 12 months or longer.
Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that could result in a material adverse impact on our business, which are events beyond our control, or the impact of any future acquisitions, unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” under the heading “Risk Factors” in Part I, Item 1A, of this Annual Report.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities that would be expected to have a material impact on our financial condition or results of operations.

Future Contractual Obligations
The following table sets forth our estimates as to the amounts and timing of our future contractual obligations as of December 31, 2020. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2020 and prior to the November 30, 2023 maturity date of our Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Long-term debt (1)	$335,225	$6,325	$328,900	$—	$—
Operating leases	243,486	49,666	75,489	54,388	63,943
Total obligations	$578,711	$55,991	$404,389	$54,388	$63,943

(1)Includes principal and interest payments. Projected interest payments may differ in the future based on the balance outstanding on our Credit Facility, as well as changes in market interest rates.
On October 26, 2020, the Company entered into a material lease agreement, amending and restating the lease agreement entered into as of August 19, 2020 (the "Lease") for its new principal office space in New York, New York to consolidate existing office space into fewer locations and in anticipation of future office space needs in view of its current leases, which are scheduled to expire in November 2021. The Company expects to accept possession of the premises on or about April 1, 2021, subject to the satisfaction of certain conditions. The Lease shall continue for an initial fixed term of 15 years, subject to two renewal options of five years each. Fixed rental payments under the Lease are scheduled to commence in April 2022, payable in monthly installments, and will aggregate approximately $145 million, excluding lease-related incentives over the term of the Lease. During the lease term, the Company will be responsible for its percentage share of the leased square footage of the premises of increases in taxes over a base tax year of July 1, 2021-June 30, 2022 and operating expenses over a base operating year of calendar year 2021.
Effect of Inflation
Inflation is not generally a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures.
Critical Accounting Policies
General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of contract arrangements:

•Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these contract arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. When a time and expense arrangement has a not-to-exceed or "cap" amount and we expect to perform work in excess of the cap, we recognize revenues up to the cap amount specified by the client, or based on the efforts or hours incurred as a percentage of total efforts or hours expected to be incurred (i.e., "proportional performance method").
•Fixed-fee arrangements require the client to pay a fixed fee in exchange for a predetermined set of professional services. We recognize revenues earned to date by applying the proportional performance method. Generally, these arrangements have one performance obligation.
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
Certain fees in our time and materials arrangements may be subject to approval by a third party, such as a bankruptcy court or other regulatory agency. In such cases, we record revenues based on the amount we estimate we will be entitled to in exchange for our services and only to the extent a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. Potential fee reductions imposed by bankruptcy courts and other regulatory agencies or negotiated with specific clients are estimated on a specific identification basis. Our estimates may vary depending on the nature of the engagement, client economics, historical experience and other appropriate factors. When there are changes in our estimates of potential fee reductions, we record such changes to revenues with a corresponding offset to our billed and unbilled accounts receivable.
In our Technology segment we generate unit-based revenues that are recognized at agreed-upon per unit rates for the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client.
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
Goodwill and Intangible Assets. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired at the date of acquisition. Intangible assets may include customer relationships, trademarks and acquired software.
We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test. Important factors we consider that could trigger an interim impairment review include, but are not limited to, the following:
•significant underperformance relative to expected historical or projected future operating results;
•a significant change in the manner of our use of the acquired asset or the strategy for our overall business;
•a significant market decline related to negative industry or economic trends; and/or
•our market capitalization relative to net carrying value.

We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers.
Our annual goodwill impairment test may be conducted using a qualitative assessment or a quantitative assessment. Under GAAP, we have an unconditional option to bypass the qualitative assessment and perform a quantitative impairment test. We determine whether to perform a qualitative assessment first or to bypass the qualitative assessment and proceed with the quantitative goodwill impairment test for each of our reporting units based on the excess of fair value over carrying value from the most recent quantitative tests and other events or changes in circumstances that could impact the fair value of the reporting units.
In the qualitative assessment, we consider various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant reporting unit specific events. If, based on the qualitative assessment, we determine that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value, we do not prepare a quantitative impairment test. If we determine otherwise, we will prepare a quantitative assessment for potential goodwill impairment.
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
The cash flows employed in the income approach are based on our most recent forecasts, budgets and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average cost of capital (“WACC”), which reflects an assessment of the risk inherent in the future revenue streams and cash flows. The WACC consists of (1) a risk-free rate of return, (2) an equity risk premium that is based on the historical rate of return for equity securities of publicly traded companies, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units and (4) a company-specific risk premium. We weight the cost of equity and debt by the relative market value percentages of our equity and debt. In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions, including projected future cash flows, determination of appropriate comparable guideline companies and the determination of whether a premium or discount should be applied to such comparable guideline companies.
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
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized.
Significant New Accounting Pronouncements
See Note 2, “New Accounting Standards” in Part II, Item 8 of this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, changes in the price of our common stock and changes in foreign exchange rates.
Interest Rate Risk and Market Risk
We are exposed to interest rate risk related to debt obligations outstanding. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate borrowings to changes in our interest expense. As of December 31, 2020, there were no variable rate debt instruments outstanding as there were no outstanding borrowings under our Credit Facility. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2020 and prior to the November 30, 2023 maturity date of our Credit Facility.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure. All of our derivative transactions are entered into for non-trading purposes.
The following table presents principal cash flows and related interest rates by year of maturity for our 2023 Convertible Notes and the fair value of the debt as of December 31, 2020 and 2019. Our stock price affects the fair value of our 2023 Convertible Notes, which is determined based on the last actively traded prices in an over-the-counter market for our 2023 Convertible Notes. The last actively traded prices for our 2023 Convertible Notes per $1,000 principal amount were $1,255.28 and $1,258.55 as of December 31, 2020 and 2019, respectively.

						December 31, 2020		December 31, 2019
	2021	2022	2023	2024	Thereafter	Total	Fair Value	Total	Fair Value

Long-Term Debt	(dollars in thousands)
Fixed rate	$—	$—	$316,250	$—	$—	$316,250	$396,982	$316,250	$398,016
Average interest rate	—	—	5.4%	—	—	5.4%	—	5.4%	—
Foreign Currency Exchange Rate Risk
Exchange Rate Risk
Our FX exposure primarily relates to intercompany receivables and payables and third-party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest FX exposure is unsettled intercompany payables and receivables, which are reviewed on a regular basis. In cases where settlement of intercompany balances is not practical, we may use cash to create offsetting currency positions to reduce exposure. Gains and losses from FX transactions are included in interest income and other on our Consolidated Statements of Comprehensive Income. See Note 8, “Interest Income and Other” in Part II, Item 8 of this Annual Report for information.

Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British pound, euro, Australian dollar and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2020, 2019 and 2018. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
Changes in Net Investment of Foreign Subsidiaries	2020	2019	2018

	(in thousands)
British pound	$13,599	$7,390	$(15,590)
Euro	12,543	(1,323)	(2,753)
Australian dollar	6,619	(208)	(6,077)
Canadian dollar	1,209	1,020	(1,639)
All other	442	91	(1,543)
Total	$34,412	$6,970	$(27,602)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 25, 2021

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (Principal Executive Officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes. (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
The Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.
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
Changes in estimates of potential fee reductions
As discussed in Note 1 to the consolidated financial statements, for certain arrangements, the Company records revenues based on the amount it estimates it will be entitled to in exchange for its services and only to the extent that a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. The Company records changes to revenue when there are changes in estimates of potential fee reductions imposed by bankruptcy courts or other regulatory agencies or negotiated with specific clients. Revenues for the year ended December 31, 2020 were approximately $2.5 billion, which includes the previously mentioned changes.

We identified the evaluation of changes in estimates of potential fee reductions as a critical audit matter. There was a high degree of subjectivity and audit effort in evaluating the likely outcome of potential fee reductions imposed by bankruptcy courts or other regulatory agencies or negotiated by specific clients, which may vary depending on the nature of the engagement, client economics, historical experience and other appropriate factors.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls related to the monthly analysis of estimated potential fee reductions by arrangement, and review of the related changes to revenue. For a sample of changes in estimates of potential fee reductions, we inspected relevant evidence, including: (1) contractual documents, (2) regulatory correspondence if applicable, and (3) historical trends and analysis performed by the Company that supported the change, and also inquired of relevant Company personnel to assess the rationale for making the change. For a sample of arrangements, we assessed the existence and accuracy of the billed receivables by confirming amounts recorded directly with the Company’s clients. We compared actual collections and write-offs to previous billed and unbilled receivables to assess the Company’s ability to accurately record changes in estimates of potential fee reductions.
/s/ KPMG LLP
We have served as the Company's auditor since 2006.
McLean, Virginia
February 25, 2021

FTI Consulting, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$294,953	$369,373
Accounts receivable, net	711,357	693,372
Current portion of notes receivable	35,253	35,106
Prepaid expenses and other current assets	88,144	80,810
Total current assets	1,129,707	1,178,661
Property and equipment, net	101,642	93,672
Operating lease assets	156,645	159,777
Goodwill	1,234,879	1,202,767
Intangible assets, net	41,550	38,432
Notes receivable, net	61,121	69,033
Other assets	51,819	40,800
Total assets	$2,777,363	$2,783,142
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$170,066	$158,936
Accrued compensation	455,933	416,903
Billings in excess of services provided	44,172	36,698
Total current liabilities	670,171	612,537
Long-term debt, net	286,131	275,609
Noncurrent operating lease liabilities	161,677	176,378
Deferred income taxes	158,342	151,352
Other liabilities	100,861	78,124
Total liabilities	1,377,182	1,294,000
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 34,481 (2020) and 37,390 (2019)	345	374
Additional paid-in capital	—	216,162
Retained earnings	1,506,271	1,413,453
Accumulated other comprehensive loss	(106,435)	(140,847)
Total stockholders' equity	1,400,181	1,489,142
Total liabilities and stockholders' equity	$2,777,363	$2,783,142

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$2,461,275	$2,352,717	$2,027,877
Operating expenses
Direct cost of revenues	1,672,711	1,534,896	1,328,074
Selling, general and administrative expenses	488,411	504,074	465,636
Special charges	7,103	—	—
Amortization of intangible assets	10,387	8,152	8,162
	2,178,612	2,047,122	1,801,872
Operating income	282,663	305,595	226,005
Other income (expense)
Interest income and other	(412)	2,061	4,977
Interest expense	(19,805)	(19,206)	(27,149)
Gain on sale of business	—	—	13,031
Loss on early extinguishment of debt	—	—	(9,072)
	(20,217)	(17,145)	(18,213)
Income before income tax provision	262,446	288,450	207,792
Income tax provision	51,764	71,724	57,181
Net income	$210,682	$216,726	$150,611
Earnings per common share — basic	$5.92	$5.89	$4.06
Earnings per common share — diluted	$5.67	$5.69	$3.93
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $—, $— and $373	$34,412	$6,970	$(27,602)
Total other comprehensive income (loss), net of tax	34,412	6,970	(27,602)
Comprehensive income	$245,094	$223,696	$123,009

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2017	37,729	$377	$266,035	$1,045,774	$(120,215)	$1,191,971
Net income	—	$—	$—	$150,611	$—	$150,611
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(27,602)	(27,602)
Issuance of common stock in connection with:
Exercise of options	1,051	11	41,557	—	—	41,568
Restricted share grants, less net settled shares of 58	319	3	(3,097)	—	—	(3,094)
Stock units issued under incentive compensation plan	—	—	1,059	—	—	1,059
Purchase and retirement of common stock	(952)	(10)	(55,728)	—	—	(55,738)
Cumulative effect due to adoption of new accounting standard	—	—	—	342	—	342
Conversion feature of convertible senior notes, due 2023, net	—	—	34,131	—	—	34,131
Share-based compensation	—	—	15,577	—	—	15,577
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$216,726	$—	$216,726
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6,970	6,970
Issuance of common stock in connection with:
Exercise of options	256	3	9,685	—	—	9,688
Restricted share grants, less net settled shares of 78	245	3	(6,520)	—	—	(6,517)
Stock units issued under incentive compensation plan	—	—	1,413	—	—	1,413
Purchase and retirement of common stock	(1,258)	(13)	(105,928)	—	—	(105,941)
Share-based compensation	—	—	17,978	—	—	17,978
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$210,682	$—	$210,682
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	34,412	34,412
Issuance of common stock in connection with:
Exercise of options	140	1	4,933	—	—	4,934
Restricted share grants, less net settled shares of 93	220	3	(10,759)	—	—	(10,756)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(3,269)	(33)	(235,554)	(117,864)	—	(353,451)
Share-based compensation	—	—	22,904	—	—	22,904
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$210,682	$216,726	$150,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,661	30,153	31,536
Amortization and impairment of intangible assets	10,387	8,152	8,162
Acquisition-related contingent consideration	5,593	2,372	479
Provision for expected credit losses	19,692	19,602	17,872
Share-based compensation	22,904	17,978	15,577
Amortization of debt discount and issuance costs	11,214	11,615	5,456
Loss on early extinguishment of debt	—	—	9,072
Gain on sale of business	—	—	(13,031)
Deferred income taxes	(9,132)	(3,712)	20,831
Other	45	302	769
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(26,800)	(141,894)	(72,034)
Notes receivable	8,029	10,445	8,987
Prepaid expenses and other assets	4,640	(22,648)	(2,258)
Accounts payable, accrued expenses and other	13,901	(8,907)	8,908
Income taxes	(22,549)	24,496	(8,890)
Accrued compensation	38,627	61,339	52,510
Billings in excess of services provided	7,175	(8,133)	(3,885)
Net cash provided by operating activities	327,069	217,886	230,672
Investing activities
Payments for acquisition of businesses, net of cash received	(25,271)	(18,791)	—
Purchases of property and equipment	(34,866)	(42,072)	(32,270)
Proceeds from sale of business	—	—	50,283
Other	17	257	731
Net cash provided by (used in) investing activities	(60,120)	(60,606)	18,744
Financing activities
Borrowings under revolving line of credit	289,500	45,000	233,500
Repayments under revolving line of credit	(289,500)	(45,000)	(333,500)
Proceeds from issuance of convertible notes	—	—	316,250
Payments of long-term debt	—	—	(300,000)
Payments of debt issue and debt prepayment costs	—	—	(16,149)
Purchase and retirement of common stock	(353,593)	(105,797)	(55,738)
Net issuance of common stock under equity compensation plans	(5,823)	3,171	38,475
Payments for business acquisition liabilities	(3,948)	(2,282)	(3,029)
Deposits and other	3,311	1,597	2,672
Net cash used in financing activities	(360,053)	(103,311)	(117,519)
Effect of exchange rate changes on cash and cash equivalents	18,684	3,335	(9,789)
Net increase (decrease) in cash and cash equivalents	(74,420)	57,304	122,108
Cash and cash equivalents, beginning of period	369,373	312,069	189,961
Cash and cash equivalents, end of period	$294,953	$369,373	$312,069
Supplemental cash flow disclosures
Cash paid for interest	$7,752	$7,606	$21,687
Cash paid for income taxes, net of refunds	$83,445	$50,941	$45,568
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,314	$1,413	$1,059
Business acquisition liabilities not yet paid	$6,209	$9,746	$—
See accompanying notes to consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollar and share amounts in tables expressed in thousands, except per share data)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political & regulatory, reputational and transactional. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments. We operate through five reportable segments: Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting, Technology and Strategic Communications.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. Our most significant estimates relate to revenues and the assessment of the recoverability of goodwill and intangible assets. Other estimates include, but are not limited to, the realization of deferred tax assets and the fair value of acquisition-related contingent consideration. Management bases its estimates on historical trends, projections, current experience and other assumptions that it believes are reasonable.
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2020, we derived approximately 37% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
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

We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of contract arrangements:
•Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these contract arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. When a time and expense arrangement has a not-to-exceed or "cap" amount and we expect to perform work in excess of the cap, we recognize revenues up to the cap amount specified by the client, based on the efforts or hours incurred as a percentage of total efforts or hours expected to be incurred (i.e., proportional performance method).

•Fixed-fee arrangements require the client to pay a fixed fee in exchange for a predetermined set of professional services. We recognize revenues earned to date by applying the proportional performance method. Generally, these arrangements have one performance obligation.

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

Certain fees in our time and materials arrangements may be subject to approval by a third-party, such as a bankruptcy court and other regulatory agency. In such cases, we record revenues based on the amount we estimate we will be entitled to in exchange for our services and only to the extent a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. Potential fee reductions imposed by bankruptcy courts and other regulatory agencies or negotiated with specific clients are estimated on a specific identification basis. Our estimates may vary depending on the nature of the engagement, client economics, historical experience and other appropriate factors. When there are changes in our estimates of potential fee reductions, we record such changes to revenues with a corresponding offset to our billed and unbilled accounts receivable.
In our Technology segment we generate unit-based revenues that are recognized at agreed-upon per unit rates for the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client.
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
Direct Cost of Revenues
Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes expense for cloud-based computing and depreciation expense on the software used to host and process client information. Direct cost of revenues does not include an allocation of corporate overhead and non-billable segment costs.
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
Acquisition-Related Contingent Consideration
The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing either the present value of our probability-weighted estimate of future cash flows or a Monte Carlo simulation. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to acquisition-related contingent consideration liabilities for changes in fair value due to the passage of time. Remeasurement gains or losses and accretion expense are included in “Selling, general and administrative” ("SG&A") expenses. on the Consolidated Statements of Comprehensive Income.
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $15.2 million, $18.6 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in SG&A expenses on the Consolidated Statements of Comprehensive Income.
Income Taxes
Our income tax provision consists principally of U.S. federal, state and international income taxes. We generate income in a significant number of states located throughout the U.S. and in foreign countries in which we conduct business. Our effective income tax rate may fluctuate due to a change in the mix of earnings between higher and lower state or country tax jurisdictions and the impact of non-deductible expenses. Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
Cash Equivalents
Cash equivalents consist of money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase.
Allowance for Expected Credit Losses
We estimate the current-period provision for expected credit losses on a specific identification basis. Our judgments regarding a specific client’s credit risk considers factors such as the counterparty’s creditworthiness, knowledge of the specific client’s circumstances and historical collection experience for similar clients. Other factors include, but are not limited to, current economic conditions and forward-looking estimates. Our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional provisions for expected credit losses in future periods. The risk of credit losses may be mitigated to the extent that we received a retainer from some of our clients prior to performing services.

We maintain an allowance for expected credit losses, which represents the aggregate amount of credit risk arising from the inability of specific clients to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. We record our estimate of lifetime expected credit losses concurrently with the initial recognition of the underlying receivable. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate. Adjustments to the allowance for expected credit losses are recorded to SG&A expenses on the Consolidated Statements of Comprehensive Income. Our billed accounts receivables are written off when the potential for recovery is considered remote.
The Company voluntarily revised the presentation of billed and unbilled accounts receivables in the Consolidated Balance Sheets. Previously, changes in estimates of our potential fee reductions, such as those imposed by bankruptcy courts and other regulatory agencies, were presented within allowance for expected credit losses in the Consolidated Balance Sheets. Our presentation was revised in the current year to report adjustments to estimates of our potential fee reductions within billed and unbilled receivables. As a result of the change, billed and unbilled receivables were reduced by approximately $58.3 million and $172.1 million, respectively, and the allowance for expected credit losses was reduced by approximately $230.3 million as compared with the amounts previously presented on the Consolidated Balance Sheets in our Annual Report on Form 10-K for the year ended December 31, 2019. The presentation did not impact the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholder’s Equity or Consolidated Statements of Cash Flows.
Property and Equipment
We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are expensed as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from one to seven years for furniture, equipment and software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within furniture, equipment and software and is amortized over the estimated useful life of the software, which is generally three years. Purchased software licenses to be sold to customers are capitalized and amortized over the license term.
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
Goodwill and Intangible Assets
Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired at the date of acquisition. Intangible assets may include customer relationships, trademarks and acquired software.
We test our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test. Important factors we consider that could trigger an interim impairment review include, but are not limited to, the following:
•significant underperformance relative to expected historical or projected future operating results;
•a significant change in the manner of our use of the acquired asset or the strategy for our overall business;
•a significant market decline related to negative industry or economic trends; and/or
•our market capitalization relative to net carrying value.

We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision makers.
Our annual goodwill impairment test may be conducted using a qualitative assessment or a quantitative assessment. Under GAAP, we have an unconditional option to bypass the qualitative assessment and perform a quantitative impairment test. We determine whether to perform a qualitative assessment first or to bypass the qualitative assessment and proceed with the quantitative goodwill impairment test for each of our reporting units based on the excess of fair value over carrying value from the most recent quantitative tests and other events or changes in circumstances that could impact the fair value of the reporting units.
In the qualitative assessment, we consider various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant reporting unit specific events. If, based on the qualitative assessment, we determine that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value, we do not prepare a quantitative impairment test. If we determine otherwise, we will prepare a quantitative assessment for potential goodwill impairment.
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
Intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We amortize our acquired finite-lived intangible assets on a straight-line basis over periods ranging from two to 15 years.
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
Leases
We determine if a contract is a leasing arrangement at inception. Operating lease assets represent our right to control the use of an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized on the Consolidated Balance Sheets at the commencement date based on the present value of lease payments over the lease term. We use the incremental borrowing rate on the commencement date in determining the present value of our lease payments. We recognize operating lease expense for our operating leases on a straight-line basis over the lease term.
We lease office space and equipment under non-cancelable operating leases, which may include renewal or termination options that are reasonably certain of exercise. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to seven years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis. Lease and non-lease components are accounted for together as a single lease component for operating leases associated with our office space and our equipment leases. We apply a portfolio approach for certain equipment leases to effectively account for the operating lease assets and liabilities.
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
Convertible Notes
We separately recorded the liability and equity components of our 2.0% convertible senior notes due 2023 ("2023 Convertible Notes"). The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2023 Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2023 Convertible Notes using the effective interest rate method.
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
2. New Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15 ("ASU 2018-15"), Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires companies to capitalize implementation costs of a hosting arrangement that is a service contract and expense those costs over the term of the hosting arrangement. On January 1, 2020, we prospectively adopted ASU 2018-15 for eligible costs incurred on or after the adoption date. The adoption of this standard resulted in the recognition of additional internal use software costs, which are included in the “Property and equipment, net” financial statement line item on the Consolidated Balance Sheets. The impact was not material on the Consolidated Balance Sheets as of December 31, 2020 or on the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows for the year ended December 31, 2020.
Accounting Standards Not Yet Adopted
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
Because we expect to settle the principal amount of the outstanding 2023 Convertible Notes in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the years ended December 31, 2020 and 2019, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 14, "Debt" for additional information about the 2023 Convertible Notes.

	Year Ended December 31,
	2020	2019	2018
Numerator — basic and diluted
Net income	$210,682	$216,726	$150,611
Denominator
Weighted average number of common shares outstanding — basic	35,602	36,774	37,098
Effect of dilutive restricted shares	763	820	729
Effect of dilutive stock options	419	455	491
Effect of dilutive convertible notes	365	62	—
Weighted average number of common shares outstanding — diluted	37,149	38,111	38,318
Earnings per common share — basic	$5.92	$5.89	$4.06
Earnings per common share — diluted	$5.67	$5.69	$3.93
Antidilutive stock options and restricted shares	66	19	175
4. Revenues
We generate the majority of our revenues by providing consulting services to our clients. See Note 1, "Description of Business and Summary of Significant Accounting Policies” for additional information on the types of consulting contract arrangements we provide.
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $19.0 million, $28.9 million and $16.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of December 31, 2020 and 2019, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $8.5 million and $2.3 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $2.6 million and $1.3 million as of December 31, 2020 and 2019, respectively.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of December 31, 2020 and 2019, respectively.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	December 31,
	2020	2019
Accounts receivable:
Billed receivables	$513,459	$482,333
Unbilled receivables	236,285	246,205
Allowance for expected credit losses	(38,387)	(35,166)
Accounts receivable, net	$711,357	$693,372
The following table summarizes total provision for expected credit losses and write-offs:

	Year Ended December 31,
	2020	2019	2018
Provision for expected credit losses	$19,692	$19,602	$17,872
Write-offs	$24,717	$12,734	$21,465
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote. See Note 1, "Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for revenue recognition and allowance for expected credit losses.
6. Special Charges
During the year ended December 31, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York. The lease abandonment costs include non-cash charges of $4.4 million related to accelerated amortization on operating lease assets and accelerated depreciation on lease-related property and equipment; and
•$2.4 million of employee severance and other employee-related costs associated with performance-related actions in our FLC segment that impacted 16 employees. All of these amounts will be paid in cash within the next 12 months.
There were no special charges recorded during the years ended December 31, 2019 and 2018.
The following table details the special charges by segment:

Year Ended December 31, 2020
Corporate Finance	$861
FLC	3,484
Economic Consulting	35
Technology	276
Strategic Communications	2,074
Segment special charge	6,730
Unallocated Corporate	373
Total	$7,103

7. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the Company's 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017, there were 1,310,586 shares of common stock available for grant as of December 31, 2020.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
		Restricted		Restricted		Restricted
Income Statement Classification	Options (1)	Shares (2)	Options (1)	Shares (2)	Options (1)	Shares (2)
Direct cost of revenues	$9	$13,080	$497	$11,869	$780	$9,804
Selling, general and administrative expenses	126	11,926	2,628	9,005	2,027	8,191
Total	$135	$25,006	$3,125	$20,874	$2,807	$17,995

(1)Includes options and cash-settled stock appreciation rights.
(2)Includes restricted share awards, restricted stock units, performance stock units and cash-settled restricted stock units.
Stock Options
We did not grant any stock options during the years ended December 31, 2020, 2019 and 2018. Historically, we used the Black-Scholes option-pricing model to determine the fair value of our stock option grants.
A summary of our stock option activity during the year ended December 31, 2020 is presented below. The aggregate intrinsic value of stock options outstanding and exercisable, or fully vested, at December 31, 2020 in the table below represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2019	678	$35.98
Stock options granted	—	N/A
Stock options exercised	(140)	$35.14
Stock options forfeited	—	N/A
Stock options outstanding at December 31, 2020	538	$36.20	4.3	$40,065
Stock options exercisable at December 31, 2020	538	$36.20	4.3	$40,065
Cash received from option exercises for the years ended December 31, 2020, 2019 and 2018 was $4.9 million, $9.7 million and $41.6 million, respectively. The tax benefit realized from stock options exercised totaled $0.4 million, $0.7 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $11.0 million, $13.2 million and $26.4 million, respectively.
As of December 31, 2020, there was no unrecognized compensation cost related to stock options.

Restricted Share Awards
A summary of our restricted share awards activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards outstanding at December 31, 2019	957	$52.86
Restricted share awards granted	165	$116.75
Restricted share awards vested	(242)	$48.95
Restricted share awards forfeited	(7)	$56.08
Unvested restricted share awards outstanding at December 31, 2020	873	$66.00
As of December 31, 2020, there was $32.0 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 3.8 years. The total fair value of restricted share awards that vested during the years ended December 31, 2020, 2019 and 2018 was $27.9 million, $18.6 million and $10.4 million, respectively.
Restricted Stock Units
A summary of our restricted stock units activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2019	313	$43.45
Restricted stock units granted	57	$114.95
Restricted stock units released	(55)	$48.08
Restricted stock units forfeited	—	N/A
Restricted stock units outstanding at December 31, 2020	315	$55.45
As of December 31, 2020, there was $3.9 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 4.7 years. The total fair value of restricted stock units released for the years ended December 31, 2020, 2019 and 2018 was $6.1 million, $4.5 million and $5.4 million, respectively.
Performance Stock Units
Performance stock units represent common stock potentially issuable in the future, subject to achievement of either market or performance conditions. Our current outstanding performance stock units that are subject to market conditions vest based on the adjusted total shareholder return of the Company as compared with the adjusted total shareholder return of the Standard & Poor’s 500 Index over the applicable performance period. Our current outstanding performance stock units that are subject to performance conditions vest based on Adjusted EBITDA metrics over the applicable performance period. The vesting and payout range for all of our performance stock units is typically between 0% and up to 150% of the target number of shares granted at the end of a two- or three-year performance period.
A summary of our performance stock units activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at December 31, 2019	361	$60.67
Performance stock units granted (1)	109	$130.58
Performance stock units released	(100)	$37.48
Performance stock units forfeited	—	N/A
Performance stock units outstanding at December 31, 2020	370	$87.50

(1)    Performance stock units granted are presented at the maximum potential payout percentage of 150% of target shares granted.

As of December 31, 2020, there was $8.0 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 0.8 years. The total fair value of performance stock units that released during the years ended December 31, 2020, 2019 and 2018 was $12.6 million, $5.8 million and $1.4 million, respectively.
The weighted average grant date fair value per share of restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2020, 2019 and 2018 was $120.99, $80.10 and $51.73, respectively. The fair value of our restricted share awards, restricted stock units and performance stock units that are subject to performance conditions is determined based on the closing market price per share of our common stock on the grant date. The fair value of our performance stock units subject to market conditions is calculated using a Monte Carlo simulation as of the grant date.
8. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
Interest Income and Other	2020	2019	2018
Interest income	$3,735	$4,761	$5,448
Foreign exchange transaction gains (losses), net	(4,099)	(3,056)	261
Other	(48)	356	(732)
Total	$(412)	$2,061	$4,977
9. Balance Sheet Details

	December 31,
	2020	2019
Prepaid expenses and other current assets
Prepaid expenses	$48,220	$39,740
Income tax receivable	10,300	8,161
Other current assets	29,624	32,909
Total	$88,144	$80,810
Accounts payable, accrued expenses and other
Accounts payable	$13,124	$18,346
Accrued expenses	65,082	46,511
Accrued interest payable	2,902	2,243
Accrued taxes payable	14,719	35,895
Current operating lease liabilities	42,716	35,727
Other current liabilities	31,523	20,214
Total	$170,066	$158,936

10. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2020	2019
Leasehold improvements	$97,074	$99,837
Construction in progress	15,291	4,359
Furniture and equipment	26,127	36,698
Computer equipment and software	107,901	119,904
	246,393	260,798
Accumulated depreciation	(144,751)	(167,126)
Property and equipment, net	$101,642	$93,672
Depreciation expense for property and equipment totaled $32.6 million, $30.1 million and $26.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
11. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance as of December 31, 2018	$450,997	$231,537	$268,547	$96,723	$124,512	$1,172,316
Acquisitions (3)	27,389	—	—	—	—	27,389
Foreign currency translation adjustment and other	456	583	130	47	1,846	3,062
Balance as of December 31, 2019	478,842	232,120	268,677	96,770	126,358	1,202,767
Acquisitions (3)	20,632	—	—	—	—	20,632
Foreign currency translation adjustment and other	6,598	1,254	410	51	3,167	11,480
Balance as of December 31, 2020	$506,072	$233,374	$269,087	$96,821	$129,525	$1,234,879

(1)There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of December 31, 2020, 2019 and 2018.
(2)Amounts for our Strategic Communications segment include gross carrying values of $323.7 million, $320.5 million and $318.7 million as of December 31, 2020, 2019 and 2018, respectively, and accumulated impairment losses of $194.1 million as of December 31, 2020, 2019 and 2018.
(3)During the years ended December 31, 2020 and 2019, we acquired businesses that were assigned to the Corporate Finance segment. We recorded $20.6 million and $27.4 million in goodwill as a result of the acquisitions in 2020 and 2019, respectively. The purchase price allocation for the 2020 acquisition is preliminary. We have included the results of the acquired businesses' operations in the Corporate Finance segment since the acquisition dates.

Intangible Assets
Intangible assets were as follows:

		December 31, 2020			December 31, 2019
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	13.9	$111,556	$85,180	$26,376	$99,613	$76,808	$22,805
Trademarks (1)	5.7	11,809	2,768	9,041	9,855	653	9,202
Acquired software and other	9.2	3,618	2,585	1,033	3,386	2,061	1,325
	13.0	126,983	90,533	36,450	112,854	79,522	33,332
Non-amortizing intangible assets
Trademarks	Indefinite	5,100	—	5,100	5,100	—	5,100
Total		$132,083	$90,533	$41,550	$117,954	$79,522	$38,432

(1)During the year ended December 31, 2020, we acquired a strategy consulting and investment banking business, and its related intangible assets were assigned to the Corporate Finance segment.
Intangible assets with finite lives are amortized over their estimated useful life. We recorded amortization expense of $10.4 million, $8.2 million and $8.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

As of December 31, 2020 (1)
Year
2021	$10,710
2022	8,683
2023	4,972
2024	3,504
2025	2,787
Thereafter	5,794
$36,450

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
12. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees:

	December 31,
	2020	2019
Notes receivable from employees — beginning	$104,139	$113,699
Notes granted	34,383	28,879
Repayments	(8,043)	(13,179)
Amortization	(29,444)	(26,294)
Cumulative translation adjustment and other	(4,661)	1,034
Notes receivable from employees — ending	96,374	104,139
Less: current portion	(35,253)	(35,106)
Notes receivable from employees, net of current portion	$61,121	$69,033
As of December 31, 2020 and 2019, there were 320 and 303 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2020, 2019 and 2018 was $29.4 million, $26.3 million and $36.4 million, respectively.

13. Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of December 31, 2020 and 2019:

	December 31, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)(2)	$20,118	$—	$—	$20,118
2023 Convertible Notes (3)	286,131	—	396,982	—
Total	$306,249	$—	$396,982	$20,118

	December 31, 2019
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$14,826	$—	$—	$14,826
2023 Convertible Notes (3)	275,609	—	398,016	—
Total	$290,435	$—	$398,016	$14,826

(1)The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.
(2)During the year ended December 31, 2020, we acquired a strategy consulting and investment banking business that was assigned to the Corporate Finance segment and recorded an acquisition-related contingent consideration liability.
(3)The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of December 31, 2020 and December 31, 2019.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo simulation. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. We have multiple valuation models that use different inputs and assumptions based on the timing of the acquisitions. As a result, the significant unobservable inputs used in these models vary. The acquisition-related contingent consideration subject to the probability-weighted discounted cash flow model was valued using significant unobservable inputs, including a discount rate of 13.5% and future cash flows. The acquisition-related contingent consideration liabilities subject to the Monte Carlo simulation were valued using significant unobservable inputs, including volatility rates between 31.5% and 40.0% and discount rates between 14.0% and 13.6%, which reflect the weighted average of our cost of debt and adjusted cost of equity of the acquired companies, and future cash flows. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available.

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2017	$3,750
Accretion expense (1)	479
Payments	(531)
Balance at December 31, 2018	$3,698
Additions (2)	9,746
Accretion expense (1)	2,372
Payments	(1,000)
Foreign currency translation adjustment (3)	10
Balance at December 31, 2019	$14,826
Additions (2)	3,460
Accretion expense (1)	5,593
Payments	(4,692)
Foreign currency translation adjustment (3)	931
Balance at December 31, 2020	$20,118

(1)Accretion expense is included in "Selling, general and administrative expenses" on the Consolidated Statements of Comprehensive Income.
(2)During the years ended December 31, 2020 and 2019, we acquired businesses that were assigned to the Corporate Finance segment.
(3)Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Consolidated Statements of Comprehensive Income.
14. Debt
The table below summarizes the components of the Company’s debt:

	December 31,
	2020	2019
2023 Convertible Notes	$316,250	$316,250
Total debt	316,250	316,250
Less: deferred debt discount	(26,310)	(35,393)
Less: deferred debt issue costs	(3,809)	(5,248)
Long-term debt, net (1)	$286,131	$275,609
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)There were no current portions of long-term debt as of December 31, 2020 and 2019.
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

The 2023 Convertible Notes are convertible at maturity at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances. The circumstances required to allow the holders to convert their 2023 Convertible Notes were not met as of December 31, 2020.
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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$6,325	$6,325	$2,302
Amortization of debt discount (1)	9,083	8,606	3,018
Total	$15,408	$14,931	$5,320

(1)    The effective interest rate of the liability component is 5.45%.
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
There were no borrowings outstanding under the Credit Facility as of December 31, 2020 and 2019. Additionally, $1.1 million of the borrowing limit was used for letters of credit (and, therefore, unavailable) as of December 31, 2020.
There were $1.3 million and $2.0 million of unamortized debt issue costs related to the Credit Facility as of December 31, 2020 and 2019, respectively. These amounts were included in “Other assets” on our Consolidated Balance Sheets.
15. Leases

We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term, which may include renewal or termination options that are reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease term from six months to seven years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The table below summarizes the carrying amount of our operating lease assets and liabilities:

		December 31,
Leases	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$156,645	$159,777
Total lease assets		$156,645	$159,777
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$42,716	$35,727
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	161,677	176,378
Total lease liabilities		$204,393	$212,105
The table below summarizes total lease costs:

	Year Ended December 31,
Lease Cost	2020	2019
Operating lease costs	$51,764	$45,144
Short-term lease costs	2,476	3,173
Variable lease costs	12,986	11,962
Sublease income	(4,226)	(5,015)
Total lease cost, net	$63,000	$55,264
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $4.6 million in 2021, $0.8 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Consolidated Balance Sheets:

As of December 31, 2020
2021	$49,666
2022	41,055
2023	34,434
2024	29,688
2025	24,700
Thereafter	63,943
Total future lease payments	243,486
Less: imputed interest	(39,093)
Total	$204,393
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$56,075	$46,079

Operating lease assets obtained in exchange for lease liabilities	$32,759	$37,774

Weighted average remaining lease term (years)
Operating leases	6.7	6.5

Weighted average discount rate
Operating leases	5.4%	5.6%
On October 26, 2020, the Company entered into a material lease agreement, amending and restating the lease agreement entered into as of August 19, 2020 (the "Lease") for its new principal office space in New York, New York. The Company expects to accept possession of the premises on or about April 1, 2021, subject to the satisfaction of certain conditions. The Lease shall continue for an initial fixed term of 15 years, subject to two renewal options of five years each. Fixed rental payments under the Lease are scheduled to commence in April 2022, payable in monthly installments, and will aggregate approximately $145 million, excluding lease-related incentives over the term of the Lease. The Lease is not included in operating lease assets and operating lease liabilities on the Consolidated Balance Sheets as of December 31, 2020 as the Company does not yet have the right to use the premises.
16. Commitments and Contingencies
The Company entered into a material lease agreement for its new principal office space in New York, New York during the year ended December 31, 2020. See Note 15, "Leases" for additional information about the terms of the Lease.
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.

17. Income Taxes
The table below summarizes significant components of deferred tax assets and liabilities:

	December 31,
	2020	2019
Deferred tax assets
Allowance for expected credit losses	$14,676	$13,041
Accrued vacation and bonus	30,694	27,438
Share-based compensation	13,522	12,647
Notes receivable from employees	13,333	12,187
State net operating loss carryforward	2,090	2,066
Foreign net operating loss carryforward	9,437	9,388
Federal tax credit and capital loss carryforward	—	7,336
Deferred compensation	240	2,117
Operating lease assets	41,283	43,397
Employee benefits obligations	2,339	1,191
Other, net	3,701	1,898
Total deferred tax assets	131,315	132,706
Deferred tax liabilities
Revenue recognition	(8,351)	(6,732)
Operating lease liabilities	(28,523)	(29,671)
Property and equipment, net	(7,663)	(3,797)
Equity debt discount	(6,623)	(8,890)
Goodwill and intangible assets	(202,842)	(209,250)
Total deferred tax liabilities	(254,002)	(258,340)
Foreign withholding tax	(1,980)	(1,195)
Valuation allowance	(13,300)	(19,865)
Net deferred tax liabilities	$(137,967)	$(146,694)
As of December 31, 2020 and 2019, the Company recorded certain deferred tax assets related to foreign tax credits, capital loss and foreign net operating loss carryforwards, which can be carried forward for periods ranging from 10 years to indefinite. Based on forward-looking financial information, the Company believes it is not more likely than not that the attributes will be utilized. Therefore, valuation allowances of $13.3 million and $19.9 million are recorded against the Company’s deferred tax assets as of December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, a U.S. subsidiary of the Company (the “Licensor”) entered into an intellectual property license agreement with a United Kingdom ("U.K.") subsidiary of the Company (the “Licensee”) in consideration of royalty payments that have been partially prepaid (the "License Agreement"). The prepaid royalties remitted to the Licensor were taxable in the U.S. for the year ended December 31, 2020. The impact on the U.S. current income tax provision was mainly offset by a deferred foreign income tax benefit related to the future tax deductions arising from amortization of intangible assets in the U.K. The License Agreement provided sufficient taxable income in the U.S. to fully utilize the Company’s existing foreign tax credits, which were previously subject to a valuation allowance.
As of December 31, 2020, the Company has not recorded a $27.9 million deferred tax liability related to the basis difference in the investment in our foreign subsidiaries, as the investment is considered permanent in nature.
The table below summarizes the components of income before income tax provision from continuing operations:

	Year Ended December 31,
	2020	2019	2018
Domestic	$122,800	$150,860	$96,543
Foreign	139,646	137,590	111,249
Total	$262,446	$288,450	$207,792

The table below summarizes the components of income tax provision from continuing operations:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$22,164	$30,651	$10,847
State	10,257	7,702	4,447
Foreign	29,390	37,083	21,056
	61,811	75,436	36,350
Deferred
Federal	3,936	(1,767)	14,538
State	362	785	503
Foreign	(14,345)	(2,730)	5,790
	(10,047)	(3,712)	20,831
Income tax provision	$51,764	$71,724	$57,181
Our income tax provision from continuing operations resulted in effective tax rates that varied from the federal statutory income tax rate as summarized below:

	Year Ended December 31,
	2020	2019	2018
Income tax expense at federal statutory rate	$55,114	$60,575	$43,636
State income taxes, net of federal benefit	10,567	8,430	4,950
Detriment from foreign tax rates	1,175	3,425	3,655
Other expenses not deductible for tax purposes	3,079	4,362	3,543
Adjustment to reserve for uncertain tax positions	(1,231)	2,504	(132)
Impact of 2017 U.S. tax reform	—	(1,088)	(656)
Sale of Ringtail business	—	(2,097)	3,798
Share-based compensation	(6,560)	(4,447)	(1,371)
Release of valuation allowance on foreign tax credits	(7,336)	—	—
Income tax benefit related to the License Agreement, net	(3,899)	—	—
Other adjustments, net	855	60	(242)
Income tax provision	$51,764	$71,724	$57,181
The income tax provision for the years ended December 31, 2020 and 2019 was $51.8 million and $71.7 million, respectively. The decrease in expense is primarily attributable to lower pre-tax income in 2020 as compared with 2019, the release of the valuation allowance on foreign tax credits and the income tax benefit related to the License Agreement.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2016. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2014.
Our liability for uncertain tax positions was $7.3 million and $11.1 million as of December 31, 2020 and 2019, respectively. The Company does not expect any of the uncertain tax positions to settle within the next 12 months. As of December 31, 2020, our accrual for the payment of tax-related interest and penalties was not significant.

18. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2020, we have $213.2 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2020	2019	2018
Shares of common stock repurchased and retired	3,269	1,258	756
Average price paid per share	$108.11	$84.16	$53.88
Total cost	$353,385	$105,915	$40,722
As we repurchase our common shares, we reduce stated capital on our Consolidated Balance Sheets for the $0.01 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During the year ended December 31, 2020, due to the volume of repurchases, we recorded a reduction to stated capital for the par value of the shares repurchased, with a portion of the excess purchase price over par value recorded as a reduction of additional paid-in capital of $235.6 million, which reduced additional paid-in capital to zero, and the remainder of the excess purchase price over par value of $117.9 million recorded as a reduction of retained earnings.
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
Common Stock Outstanding
Common stock outstanding was 34.5 million shares and 37.4 million shares as of December 31, 2020 and 2019, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
19. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. Effective in 2020, we increased our matching percentage. We made contributions related to the plan of $26.2 million, $17.4 million and $15.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
We also maintain several defined contribution pension plans for our employees in the U.K. and other foreign countries. We contributed to these plans $9.2 million, $7.3 million and $7.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.
20. Segment Reporting
We manage our business in five reportable segments: Corporate Finance, FLC, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, banks, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation, transactions and turnaround, restructuring and bankruptcy.
Our FLC segment provides law firms, companies, government entities and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including a focus on highly regulated industries such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics services which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.
Our Economic Consulting segment, including subsidiary Compass Lexecon LLC, provides law firms, companies, government entities and other interested parties with analyses of complex economic issues for use in international arbitration, legal and regulatory proceedings, and strategic decision making and public policy debates around the world. We deliver a wide range of services centered around three core offerings: antitrust & competition economics, financial economics and international arbitration.
Our Technology segment provides companies, law firms and government entities with a comprehensive global portfolio of e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services including data collection, data processing, document review, hosting, advanced analytics and consulting.
Our Strategic Communications segment develops and executes communications strategies to help management teams, boards of directors, law firms, governments and regulators manage change and mitigate risk surrounding transformational and disruptive events, including transactions, investigations, disputes, crises, regulation and legislation. We deliver a wide range of services centered around three core offerings: corporate reputation, financial communications and public affairs.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Year Ended December 31,
	2020	2019	2018
Revenues
Corporate Finance	$910,184	$723,721	$564,479
FLC	500,275	577,780	520,333
Economic Consulting	599,088	592,542	533,979
Technology	223,016	215,584	185,755
Strategic Communications	228,712	243,090	223,331
Total revenues	$2,461,275	$2,352,717	$2,027,877
Adjusted Segment EBITDA
Corporate Finance	$216,830	$160,735	$121,660
FLC	33,374	104,435	96,821
Economic Consulting	91,432	84,112	69,955
Technology	43,013	45,688	27,387
Strategic Communications	38,975	44,544	42,918
Total Adjusted Segment EBITDA	$423,624	$439,514	$358,741

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

	Year Ended December 31,
	2020	2019	2018
Net income	$210,682	$216,726	$150,611
Add back:
Income tax provision	51,764	71,724	57,181
Interest income and other	412	(2,061)	(4,977)
Interest expense	19,805	19,206	27,149
Gain on sale of business	—	—	(13,031)
Loss on early extinguishment of debt	—	—	9,072
Unallocated corporate expenses (1)	94,463	98,398	96,595
Segment depreciation expense	29,381	27,369	27,979
Amortization of intangible assets	10,387	8,152	8,162
Segment special charges	6,730	—	—
Total Adjusted Segment EBITDA	$423,624	$439,514	$358,741

(1)Includes a $0.4 million special charge.
The table below presents assets by reportable segment, reconciled to consolidated amounts. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and intangible assets.

	December 31,
	2020	2019
Corporate Finance	$925,082	$814,820
FLC	412,803	462,155
Economic Consulting	553,217	543,475
Technology	200,396	200,430
Strategic Communications	214,503	217,129
Total segment assets	2,306,001	2,238,009
Unallocated corporate assets	471,362	545,133
Total assets	$2,777,363	$2,783,142
The table below details total revenues by country. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2020	2019	2018
U.S.	$1,544,777	$1,555,133	$1,372,116
U.K.	421,125	389,338	302,576
All other foreign countries	495,373	408,246	353,185
Total revenues	$2,461,275	$2,352,717	$2,027,877
We do not have a single customer that represents 10% or more of our consolidated revenues.

The table below details information on our long-lived assets and net assets by geographic location, which is based on the location of the legal entity holding the assets. We define net assets as total assets less total liabilities.

	December 31, 2020			December 31, 2019
	U.S.	U.K.	All Other Foreign Countries	U.S.	U.K.	All Other Foreign Countries
Property and equipment, net	$64,923	$19,150	$17,569	$63,563	$16,423	$13,686
Net assets	$763,159	$196,708	$440,314	$925,288	$196,087	$367,767
21. Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Revenues	$604,593	$607,852	$622,249	$626,581
Operating income	$73,056	$65,599	$73,070	$70,938
Net income	$56,747	$48,174	$50,172	$55,589
Earnings per common share — basic (1)	$1.56	$1.33	$1.41	$1.63
Earnings per common share — diluted (1)	$1.49	$1.27	$1.35	$1.57
Weighted average common shares outstanding
Basic	36,415	36,169	35,639	34,198
Diluted	38,190	37,852	37,086	35,484

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Revenues	$551,274	$606,119	$593,106	$602,218
Operating income	$87,162	$88,095	$82,138	$48,200
Net income	$62,645	$64,598	$60,422	$29,061
Earnings per common share — basic (1)	$1.69	$1.75	$1.65	$0.80
Earnings per common share — diluted (1)	$1.64	$1.69	$1.59	$0.76
Weighted average common shares outstanding
Basic	36,981	36,960	36,617	36,545
Diluted	38,219	38,168	37,938	38,126

(1)The sum of the quarterly earnings per share amounts may not equal the annual amounts due to changes in the weighted average number of common shares outstanding during each quarterly period.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2020, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission ("SEC").
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance” and “Information About Our Executive Officers and Compensation” is incorporated herein by reference.
We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at https://www.fticonsulting.com/~/media/Files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website within four business days following the date of the amendment or waiver, or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, Maryland 21209.
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
		Consolidated Balance Sheets — December 31, 2020 and 2019
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Cash Flows — Years Ended December 31, 2020, 2019 and 2018
		Notes to Consolidated Financial Statements
	(2)	All schedules are omitted as the information is not required or is otherwise provided.
	(3)	Exhibit Index

Exhibit Number	Description of Exhibits

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

4.3
Description of Securities (Filed with the Securities and Exchange Commission on February 25, 2020 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2019 and incorporated herein by reference.)

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

10.26 *
FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated Effective as of February 20, 2008. (Filed with the Securities and Exchange Commission on May 7, 2008 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.)

10.27 *
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

10.30 *
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

10.35 *
FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 23, 2009 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement and incorporated herein by reference.)

10.36 *
Form of FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan Incentive Stock Option Agreement. (Filed with the Securities and Exchange Commission on June 3, 2009 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

10.37 *
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

10.41 *
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

10.43 *
FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan as Amended and Restated Effective as of June 2, 2010. (Filed with the Securities and Exchange Commission on April 23, 2010 as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement dated April 23, 2010 and incorporated herein by reference.)

10.44 *
FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission on April 18, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

10.45 *
Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission on December 16, 2013 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 13, 2013 and incorporated herein by reference.)

10.46 *
Form of Cash-Based Stock Appreciation Right Award Agreement. (Filed with the Securities and Exchange Commission on March 27, 2014 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 26, 2014 and incorporated herein by reference.)

10.47 *
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

10.50 *
Form of FTI Consulting, Inc. Non-Statutory Stock Option Agreement for Employment Inducement Award to Chief Financial Officer and Chief Strategy and Transformation Officer. (Filed with the Securities and Exchange Commission on August 22, 2014 as an exhibit to FTI Consulting, Inc.’s Registration Statement on Form S-8 (File No.: 333-198311) and incorporated herein by reference.)

10.51 *
Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.52 *
Offer of Employment Letter dated July 2, 2014, by and between FTI Consulting, Inc. and Holly Paul. (Filed with the Securities and Exchange Commission on October 30, 2014 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference.)

10.53 *
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

10.55 *
Form of Non-Statutory Stock Option Award Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.56 *
Form of Incentive Stock Option Award Agreement under FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan (Amended and Restated Effective as of June 3, 2015). (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.57 *
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

10.58 **
Security Agreement dated as of June 26, 2015, by and among FTI Consulting, Inc., the other grantors party thereto and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference.)

10.59 **
Pledge Agreement, dated as of June 26, 2015, by and among FTI Consulting, Inc., the other pledgors party thereto and Bank of America, N.A., as administrative agent. (Filed as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 26, 2015 filed with the SEC on June 30, 2015 and incorporated herein by reference.)

10.60 *
Employment Letter dated May 14, 2015 between FTI Consulting, Inc. and Curtis Lu. (Filed as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on July 30, 2015 and incorporated by reference herein.)

Exhibit Number	Description of Exhibits
10.61 *
FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016. (Filed with the Securities and Exchange Commission on February 25, 2016 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

10.62 *
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

10.63 *
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

10.64 *
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

10.65 *
FTI Consulting, Inc. Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Appendix A to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A dated April 20, 2016 filed with the SEC on April 20, 2016 and incorporated herein by reference.)

10.66 *
Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 14, 2016 filed with the SEC on July 18, 2016 and incorporated herein by reference.)

10.67 *
Amendment No. 1 dated as of December 5, 2016 to Employment Agreement made and entered into as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 5, 2016 filed with the SEC on December 5, 2016 and incorporated herein by reference.)

10.68 *
Amendment No. 2 effective as of March 21, 2017 to Employment Agreement dated as of December 13, 2013, as amended, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.69 *
Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.70 *
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

10.74 *
Form of Executive Long-Term Incentive Pay Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and incorporated herein by reference.)

10.75 *
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
10.86 *
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

10.90 **
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

10.91 *
Amendment No. 4 dated as of February 28, 2019 to Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.92 *
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.93 *
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

10.97 *
Amendment No. 5 made and entered into as of January 8, 2020 to Employment Agreement dated December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 9, 2020, filed with the SEC on January 13, 2020 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits
10.98 *

Amendment No. 1 to the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, Effective as of June 3, 2020 (Filed as Appendix B to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2020 and incorporated herein by reference.)

10.99 ±
Amended and Restated Lease dated as of October 26, 2020 by and between 1166 LLC and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on October 29, 2020 and incorporated herein by reference.)

14.0 †	FTI Consulting, Inc. Code of Ethics and Business Conduct, as Amended and Restated effective February 18, 2020.

21.1 †	Subsidiaries of FTI Consulting, Inc.

23.0 †	Consent of KPMG LLP.

31.1 †	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 †	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 †	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 †	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1
Policy on Disclosure Controls, as Amended and Restated Effective as of January 1, 2016. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 and incorporated herein by reference.)

99.2 †	Policy on Inside Information and Insider Trading, as Amended and Restated Effective April 1, 2019.

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

99.8 †	Anti-Corruption Policy, as Amended and Restated Effective February 18, 2020.

Exhibit Number	Description of Exhibits
101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2020, included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

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
± Exhibits and Schedules (or similar attachments) to the Amended and Restated Lease are not filed. FTI Consulting, Inc. will furnish supplementally a copy of any omitted Exhibit or Schedule (or similar attachment) to the Securities and Exchange Commission upon request.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 25th day of February 2021.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Ajay Sabherwal
/s/ BRENDAN KEATING	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2021
Brendan Keating
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 25, 2021
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 25, 2021
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 25, 2021
Mark S. Bartlett
/s/ CLAUDIO COSTAMAGNA	Director	February 25, 2021
Claudio Costamagna
/s/ VERNON ELLIS	Director	February 25, 2021
Vernon Ellis
/s/ NICHOLAS C. FANANDAKIS	Director	February 25, 2021
Nicholas C. Fanandakis
/s/ LAUREEN E. SEEGER	Director	February 25, 2021
Laureen E. Seeger