Form 10-Q
period 2021-03-31
FTI CONSULTING, INC
filed 2021-04-29
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2021
Common Stock, $0.01 par value	34,221,273

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$233,421	$294,953
Accounts receivable, net	798,516	711,357
Current portion of notes receivable	35,540	35,253
Prepaid expenses and other current assets	83,672	88,144
Total current assets	1,151,149	1,129,707
Property and equipment, net	100,686	101,642
Operating lease assets	148,322	156,645
Goodwill	1,233,292	1,234,879
Intangible assets, net	38,172	41,550
Notes receivable, net	59,049	61,121
Other assets	47,530	51,819
Total assets	$2,778,200	$2,777,363
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$167,818	$170,066
Accrued compensation	285,528	455,933
Billings in excess of services provided	42,432	44,172
Total current liabilities	495,778	670,171
Long-term debt, net	458,840	286,131
Noncurrent operating lease liabilities	153,376	161,677
Deferred income taxes	157,861	158,342
Other liabilities	95,995	100,861
Total liabilities	1,361,850	1,377,182
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 34,228 (2021) and 34,481 (2020)	342	345
Additional paid-in capital	—	—
Retained earnings	1,527,685	1,506,271
Accumulated other comprehensive loss	(111,677)	(106,435)
Total stockholders' equity	1,416,350	1,400,181
Total liabilities and stockholders' equity	$2,778,200	$2,777,363

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$686,277	$604,593
Operating expenses
Direct cost of revenues	468,424	402,247
Selling, general and administrative expenses	126,546	126,959
Amortization of intangible assets	2,801	2,331
	597,771	531,537
Operating income	88,506	73,056
Other income (expense)
Interest income and other	1,034	5,017
Interest expense	(4,797)	(4,861)
	(3,763)	156
Income before income tax provision	84,743	73,212
Income tax provision	20,247	16,465
Net income	$64,496	$56,747
Earnings per common share — basic	$1.93	$1.56
Earnings per common share — diluted	$1.84	$1.49
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(5,242)	$(31,102)
Total other comprehensive loss, net of tax	(5,242)	(31,102)
Comprehensive income	$59,254	$25,645

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$64,496	$—	$64,496
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(5,242)	(5,242)
Issuance of common stock in connection with:
Exercise of options	12	—	434	—	—	434
Restricted share grants, less net settled shares of 63	157	1	(7,232)	—	—	(7,231)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,082)	—	(46,133)
Share-based compensation	—	—	7,242	—	—	7,242
Balance at March 31, 2021	34,228	$342	$—	$1,527,685	$(111,677)	$1,416,350

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$56,747	$—	$56,747
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31,102)	(31,102)
Issuance of common stock in connection with:
Exercise of options	34	1	1,206	—	—	1,207
Restricted share grants, less net settled shares of 58	136	1	(6,768)	—	—	(6,767)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(450)	(5)	(50,306)	—	—	(50,311)
Share-based compensation	—	—	7,454	—	—	7,454
Balance at March 31, 2020	37,110	$371	$170,062	$1,470,200	$(171,949)	$1,468,684

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$64,496	$56,747
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,161	7,823
Amortization and impairment of intangible assets	2,801	2,331
Acquisition-related contingent consideration	1,289	506
Provision for expected credit losses	4,832	3,872
Share-based compensation	7,242	7,454
Amortization of debt discount and issuance costs and other	2,815	2,978
Deferred income taxes	3,612	545
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(93,396)	(60,963)
Notes receivable	1,899	7,051
Prepaid expenses and other assets	1,900	9,442
Accounts payable, accrued expenses and other	(7,803)	11,136
Income taxes	9,355	(667)
Accrued compensation	(172,042)	(176,070)
Billings in excess of services provided	(1,745)	4,253
Net cash used in operating activities	(166,584)	(123,562)
Investing activities
Purchases of property and equipment and other	(7,976)	(8,228)
Net cash used in investing activities	(7,976)	(8,228)
Financing activities
Borrowings under revolving line of credit	197,500	55,000
Repayments under revolving line of credit	(27,500)	(5,000)
Purchase and retirement of common stock	(46,133)	(49,135)
Share-based compensation tax withholdings and other	(6,798)	(5,583)
Payments for business acquisition liabilities	(3,374)	—
Deposits and other	2,721	3,870
Net cash provided by (used in) financing activities	116,416	(848)
Effect of exchange rate changes on cash and cash equivalents	(3,388)	(13,672)
Net decrease in cash and cash equivalents	(61,532)	(146,310)
Cash and cash equivalents, beginning of period	294,953	369,373
Cash and cash equivalents, end of period	$233,421	$223,063
Supplemental cash flow disclosures
Cash paid for interest	$3,854	$3,136
Cash paid for income taxes, net of refunds	$7,283	$16,588
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,603	$2,314

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
2. New Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the three months ended March 31, 2021 and 2020, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended March 31,
	2021	2020
Numerator — basic and diluted
Net income	$64,496	$56,747
Denominator
Weighted average number of common shares outstanding — basic	33,483	36,415
Effect of dilutive restricted shares	760	881
Effect of dilutive stock options	370	461
Effect of dilutive convertible notes	450	433
Weighted average number of common shares outstanding — diluted	35,063	38,190
Earnings per common share — basic	$1.93	$1.56
Earnings per common share — diluted	$1.84	$1.49
Antidilutive stock options and restricted shares	8	12
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $3.9 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of March 31, 2021 and December 31, 2020, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $7.9 million and $8.5 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenue but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $1.8 million as of March 31, 2021 and $2.6 million as of December 31, 2020.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was $1.0 million as of March 31, 2021 and immaterial as of December 31, 2020.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of "Accounts receivable, net" as presented on the Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Accounts receivable:
Billed receivables	$542,247	$513,459
Unbilled receivables	294,194	236,285
Allowance for expected credit losses	(37,925)	(38,387)
Accounts receivable, net	$798,516	$711,357
We maintain an allowance for expected credit losses, which represents the estimated aggregate amount of credit risk arising from the inability or unwillingness of specific clients to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. We record our estimate of lifetime expected credit losses concurrently with the initial recognition of the underlying receivable. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate.
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2021	2020
Provision for expected credit losses (1)	$4,832	$3,872
Write-offs	$6,916	$6,066

(1)    Adjustments to the allowance for expected credit losses are recorded to selling, general & administrative ("SG&A") expenses on the Condensed Consolidated Statements of Comprehensive Income.
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

6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance as of December 31, 2020	$506,072	$233,374	$269,087	$96,821	$129,525	$1,234,879
Foreign currency translation adjustment and other	(1,853)	(192)	(38)	19	477	(1,587)
Balance as of March 31, 2021	$504,219	$233,182	$269,049	$96,840	$130,002	$1,233,292

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting or Technology segments as of March 31, 2021 and December 31, 2020, respectively.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $324.1 million and $323.7 million as of March 31, 2021 and December 31, 2020, respectively, and accumulated impairment losses of $194.1 million as of March 31, 2021 and December 31, 2020.
The purchase price allocation for the 2020 acquisition assigned to the Corporate Finance segment is preliminary.
Intangible Assets
Intangible assets were as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$111,426	$87,356	$24,070	$111,556	$85,180	$26,376
Trademarks	11,329	3,212	8,117	11,809	2,768	9,041
Acquired software and other	3,458	2,573	885	3,618	2,585	1,033
	126,213	93,141	33,072	126,983	90,533	36,450
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$131,313	$93,141	$38,172	$132,083	$90,533	$41,550
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.8 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of March 31, 2021 (1)
2021 (remaining)	$7,801
2022	8,536
2023	4,850
2024	3,414
2025	2,729
Thereafter	5,742
$33,072

(1)Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
7. Financial Instruments
The table below presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$19,795	$—	$—	$19,795
2023 Convertible Notes (2)	288,840	—	463,237	—
Total	$308,635	$—	$463,237	$19,795

	December 31, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$20,118	$—	$—	$20,118
2023 Convertible Notes (2)	286,131	—	396,982	—
Total	$306,249	$—	$396,982	$20,118

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of March 31, 2021 and December 31, 2020.
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
The table below presents the change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments:

Contingent Consideration
Balance at December 31, 2020	$20,118
Accretion expense (1)	1,289
Payments	(1,000)
Foreign currency translation adjustment (2)	(612)
Balance at March 31, 2021	$19,795

Contingent Consideration
Balance at December 31, 2019	$14,826
Accretion expense (1)	506
Foreign currency translation adjustment (2)	(148)
Balance at March 31, 2020	$15,184

(1)Accretion expense is included in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in "Other comprehensive loss, net of tax" on the Condensed Consolidated Statements of Comprehensive Income.
8. Debt
The table below presents the components of the Company’s debt:

	March 31, 2021	December 31, 2020
2023 Convertible Notes	$316,250	$316,250
Credit Facility	170,000	—
Total debt	486,250	316,250
Less: deferred debt discount	(23,962)	(26,310)
Less: deferred debt issue costs	(3,448)	(3,809)
Long-term debt, net (1)	$458,840	$286,131
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)There were no current portions of long-term debt as of March 31, 2021 and December 31, 2020.
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
The 2023 Convertible Notes are convertible at maturity at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Subject to the conditions set forth in the indenture governing the 2023 Convertible Notes, holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were not met as of March 31, 2021.

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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,581	$1,581
Amortization of debt discount (1)	2,348	2,225
Total	$3,929	$3,806

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
The Company classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. As of March 31, 2021, $1.1 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $1.2 million and $1.3 million of unamortized debt issue costs related to the Credit Facility as of March 31, 2021 and December 31, 2020, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.
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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$148,322	$156,645
Total lease assets		$148,322	$156,645
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$38,494	$42,716
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	153,376	161,677
Total lease liabilities		$191,870	$204,393

The table below summarizes total lease costs:

	Three Months Ended March 31,
Lease Cost	2021	2020
Operating lease costs	$12,082	$11,900
Short-term lease costs	489	522
Variable lease costs	3,463	2,987
Sublease income	(1,048)	(1,090)
Total lease cost, net	$14,986	$14,319
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $3.4 million in the remainder of 2021, $0.8 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of March 31, 2021
2021 (remaining)	$34,460
2022	41,041
2023	34,700
2024	29,684
2025	24,681
Thereafter	63,809
Total future lease payments	228,375
Less: imputed interest	(36,505)
Total	$191,870

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$15,345	$13,431

Operating lease assets obtained in exchange for lease liabilities	$680	$1,455

Weighted average remaining lease term (years)
Operating leases	6.1	6.5

Weighted average discount rate
Operating leases	5.4%	5.6%

On October 26, 2020, the Company entered into a material lease agreement, amending and restating the lease agreement entered into as of August 19, 2020 (the "Lease") for its new principal office space in New York, New York. The Company accepted possession of the premises on April 1, 2021. The Lease shall continue for an initial fixed term of 15 years, subject to two renewal options of five years each. Fixed rental payments under the Lease are scheduled to commence in April 2022, payable in monthly installments, and will aggregate approximately $145 million, excluding lease-related incentives, over the term of the Lease. The Lease is not included in operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2021 as the Company did not yet have the right to use the premises.
10. Commitments and Contingencies
The Company entered into a material lease agreement for its new principal office space in New York, New York during the year ended December 31, 2020. See Note 9, "Leases" for additional information about the terms of the Lease.
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.
11. Share-Based Compensation
During the three months ended March 31, 2021, we granted 56,083 restricted share awards, 26,356 restricted stock units and 103,220 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021, 5,711 shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 15,400 performance stock units were forfeited during the three months ended March 31, 2021 as the award targets were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2021	2020
Direct cost of revenues	$5,065	$5,723
Selling, general and administrative expenses	4,523	3,211
Total share-based compensation expense	$9,588	$8,934
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2021, we have $167.1 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2021	2020
Shares of common stock repurchased and retired	422	450
Average price paid per share	$109.37	$111.73
Total cost	$46,124	$50,301
As we repurchase our common shares, we reduce stated capital on our Condensed Consolidated Balance Sheets for the $0.01 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction to additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During the three months ended March 31, 2021, due to the volume of repurchases, we recorded a reduction to stated capital for the par value of the shares repurchased, with a portion of the excess purchase price over par value recorded as a reduction to additional paid-in capital of $3.0 million, which reduced additional paid-in capital to zero, and the remainder of the excess purchase price over par value of $43.1 million recorded as a reduction of retained earnings.
Common stock outstanding was 34.2 million shares and 34.5 million shares as of March 31, 2021 and December 31, 2020, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
Our Technology segment provides companies, law firms and government entities with a comprehensive global portfolio of e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services including data collection, data processing, document review, hosting, advanced analytics and consulting to help clients secure, govern, analyze and understand their data in the context of compliance and risk.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2021	2020
Revenues
Corporate Finance	$226,203	$207,749
FLC	150,821	147,597
Economic Consulting	169,273	132,138
Technology	79,459	58,723
Strategic Communications	60,521	58,386
Total revenues	$686,277	$604,593
Adjusted Segment EBITDA
Corporate Finance	$37,439	$48,946
FLC	29,432	21,208
Economic Consulting	26,579	12,710
Technology	21,598	14,484
Strategic Communications	10,398	8,776
Total Adjusted Segment EBITDA	$125,446	$106,124
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2021	2020
Net income	$64,496	$56,747
Add back:
Income tax provision	20,247	16,465
Interest income and other	(1,034)	(5,017)
Interest expense	4,797	4,861
Unallocated corporate expenses	26,710	23,591
Segment depreciation expense	7,430	7,146
Amortization of intangible assets	2,800	2,331
Total Adjusted Segment EBITDA	$125,446	$106,124

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for the three months ended March 31, 2021 and 2020 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Technology segment provides companies, law firms and government entities with a comprehensive global portfolio of e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services including data collection, data processing, document review, hosting, advanced analytics and consulting to help clients secure, govern, analyze and understand their data in the context of compliance and risk.
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
In our Technology segment, certain clients are billed based on the amount of data storage used or the volume of information processed. Unit-based revenues are defined as revenues billed on a per item, per page or another unit-based method and include revenues from data processing and hosting. Unit-based revenues include revenues associated with the software products that are made available to customers via a web browser (“on-demand”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions.

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
We define Free Cash Flow, which is a non-GAAP financial measure, as net cash used in operating activities less cash payments for purchases of property and equipment. We believe this non-GAAP financial measure, when considered together with our GAAP financial results, provides management and investors with an additional understanding of the Company’s ability to generate cash for ongoing business operations and other capital deployment.
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
EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2021	2020

	(dollar amounts in thousands, except per share data)
Revenues	$686,277	$604,593
Net income	$64,496	$56,747
Adjusted EBITDA	$99,468	$83,210
Earnings per common share — diluted	$1.84	$1.49
Adjusted earnings per common share — diluted	$1.89	$1.53
Net cash used in operating activities	$(166,584)	$(123,562)
Total number of employees	6,417	5,743

First Quarter 2021 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2021 increased $81.7 million, or 13.5%, to $686.3 million, as compared to the three months ended March 31, 2020, which included a 2.4% estimated positive impact from FX. Acquisition-related revenues contributed $16.0 million compared to the same quarter in the prior year. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $51.0 million, or 8.4%, primarily due to increased demand, particularly in our Economic Consulting and Technology segments, which was partially offset by a $17.5 million decrease in pass-through revenues, which includes billable travel and entertainment expenses and media buys, compared to the same quarter in the prior year.
Net income
Net income for the three months ended March 31, 2021 increased $7.7 million, or 13.7%, to $64.5 million, as compared to the three months ended March 31, 2020. The increase in net income was due to an increase in revenues, which was partially offset by higher compensation expenses, primarily related to a 12.3% increase in billable headcount and higher variable compensation expenses, a higher effective tax rate and a decrease in FX remeasurement gains compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2021 increased $16.3 million, or 19.5%, to $99.5 million, as compared to the three months ended March 31, 2020. Adjusted EBITDA Margin of 14.5% for the three months ended March 31, 2021 compared with 13.8% for the three months ended March 31, 2020. The increase in Adjusted EBITDA was due to an increase in revenues, which was partially offset by higher compensation expenses, primarily related to a 12.3% increase in billable headcount and higher variable compensation expenses compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2021 increased $0.35 to $1.84 compared to $1.49 for the three months ended March 31, 2020. The increase in EPS was primarily due to the higher operating results described above and a decline in diluted weighted average shares outstanding, which was partially offset by lower FX remeasurement gains.
Adjusted EPS increased $0.36 to $1.89 for the three months ended March 31, 2021 compared to $1.53 for the three months ended March 31, 2020. 2021 Adjusted EPS excludes $2.3 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.05. 2020 Adjusted EPS excluded $2.2 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.04.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended March 31, 2021 increased $43.0 million to $166.6 million compared with $123.6 million for the three months ended March 31, 2020. The increase in net cash used in operating activities was primarily due to an increase in salaries related to headcount growth and higher annual bonus payments, which was partially offset by increased cash collections resulting from higher revenues compared to the same quarter in the prior year. Days sales outstanding (“DSO”) of 97 days at March 31, 2021 compared to 104 days at March 31, 2020. The decrease in DSO was primarily due to an increase in cash collections.
Free Cash Flow was an outflow of $174.6 million and $131.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase for the three months ended March 31, 2021 was primarily due to higher net cash used in operating activities, as described above.
Other strategic activities
During the three months ended March 31, 2021, we entered into a definitive agreement to acquire certain assets of The Rhodes Group, a leading construction consulting firm with offices in Pittsburgh, Pennsylvania and Houston, Texas. The acquisition is expected to close during the second quarter of 2021.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic has created global volatility, economic uncertainty and general market disruption, and it has impacted each of our segments, practices and regions differently. During the three months ended March 31, 2021, the

COVID-19 pandemic continued to impact our ability to deliver certain services as a result of social distancing and quarantine measures put in place to control the spread of COVID-19, such as travel restrictions, court closures and government moratoriums on restructuring, which is varied in each region. Evolving business practices as well as fiscal and monetary policies have mitigated the negative economic impact of the pandemic in certain key geographies, such as in North America. The success of vaccination programs around the globe and the extent to which the COVID-19 pandemic will continue to impact our business and the health and welfare of our employees is difficult to predict.
Headcount
Our total headcount increased 1.5% from 6,321 as of December 31, 2020 to 6,417 as of March 31, 2021. The following table includes the net billable headcount additions (reductions) for the three months ended March 31, 2021:

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2020	1,655	1,343	891	408	770	5,067
Additions (reductions), net	29	24	(1)	15	8	75
March 31, 2021	1,684	1,367	890	423	778	5,142
Percentage change in headcount from December 31, 2020	1.8%	1.8%	-0.1%	3.7%	1.0%	1.5%
CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2021	2020

	(in thousands, except per share data)
Revenues
Corporate Finance	$226,203	$207,749
FLC	150,821	147,597
Economic Consulting	169,273	132,138
Technology	79,459	58,723
Strategic Communications	60,521	58,386
Total revenues	$686,277	$604,593
Segment operating income
Corporate Finance	$34,299	$46,664
FLC	28,006	19,506
Economic Consulting	25,232	11,396
Technology	18,559	11,589
Strategic Communications	9,120	7,492
Total segment operating income	115,216	96,647
Unallocated corporate expenses	(26,710)	(23,591)
Operating income	88,506	73,056
Other income (expense)
Interest income and other	1,034	5,017
Interest expense	(4,797)	(4,861)
	(3,763)	156
Income before income tax provision	84,743	73,212
Income tax provision	20,247	16,465
Net income	$64,496	$56,747
Earnings per common share — basic	$1.93	$1.56
Earnings per common share — diluted	$1.84	$1.49

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net income	$64,496	$56,747
Add back:
Income tax provision	20,247	16,465
Interest income and other	(1,034)	(5,017)
Interest expense	4,797	4,861
Depreciation and amortization	8,161	7,823
Amortization of intangible assets	2,801	2,331
Adjusted EBITDA	$99,468	$83,210

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31,
	2021	2020

	(in thousands, except per share data)
Net income	$64,496	$56,747
Add back:
Non-cash interest expense on convertible notes	2,348	2,225
Tax impact of non-cash interest expense on convertible notes	(611)	(579)
Adjusted Net Income	$66,233	$58,393
Earnings per common share — diluted	$1.84	$1.49
Add back:
Non-cash interest expense on convertible notes	0.07	0.06
Tax impact of non-cash interest expense on convertible notes	(0.02)	(0.02)
Adjusted earnings per common share — diluted	$1.89	$1.53
Weighted average number of common shares outstanding — diluted	35,063	38,190
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(166,584)	$(123,562)
Purchases of property and equipment	(8,001)	(8,236)
Free Cash Flow	$(174,585)	$(131,798)
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and selling, general and administrative ("SG&A") expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended March 31, 2021 increased $3.1 million, or 13.2%, to $26.7 million compared with $23.6 million for the three months ended March 31, 2020. The increase was primarily due to higher corporate staff costs due to headcount growth and higher variable executive compensation.

Interest income and other
Interest income and other, which includes FX gains and losses, decreased $4.0 million to $1.0 million for the three months ended March 31, 2021 compared with $5.0 million for the three months ended March 31, 2020. The decrease was primarily due to a $3.4 million decrease in net FX gains.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended March 31, 2021 decreased $0.1 million to $4.8 million compared with $4.9 million for the three months ended March 31, 2020.
Income tax provision
Our income tax provision increased $3.8 million, or 23.0%, to $20.2 million for the three months ended March 31, 2021 from $16.5 million for the three months ended March 31, 2020. Our effective tax rate of 23.9% for the three months ended March 31, 2021 compared with 22.5% for the three months ended March 31, 2020. The tax rate for the three months ended March 31, 2021 and 2020 was favorably impacted by a discrete tax adjustment related to share-based compensation.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net income	$64,496	$56,747
Add back:
Income tax provision	20,247	16,465
Interest income and other	(1,034)	(5,017)
Interest expense	4,797	4,861
Unallocated corporate expenses	26,710	23,591
Total segment operating income	115,216	96,647
Add back:
Segment depreciation expense	7,430	7,146
Amortization of intangible assets	2,800	2,331
Total Adjusted Segment EBITDA	$125,446	$106,124

Other Segment Operating Data

	Three Months Ended March 31,
	2021	2020
Number of revenue-generating professionals (at period end):
Corporate Finance	1,684	1,248
FLC	1,367	1,393
Economic Consulting	890	810
Technology (1)	423	374
Strategic Communications	778	755
Total revenue-generating professionals	5,142	4,580
Utilization rates of billable professionals: (2)
Corporate Finance	59%	69%
FLC	60%	58%
Economic Consulting	75%	68%
Average billable rate per hour: (3)
Corporate Finance	$462	$456
FLC	$357	$342
Economic Consulting	$494	$466

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 656 as-needed employees during the three months ended March 31, 2021 compared with 267 as-needed employees during the three months ended March 31, 2020.
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
(3)Average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through revenues and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands, except rate per hour)
Revenues	$226,203	$207,749
Percentage change in revenues from prior year	8.9%	29.1%
Operating expenses
Direct cost of revenues	159,113	128,604
Selling, general and administrative expenses	30,904	31,178
Amortization of intangible assets	1,887	1,303
	191,904	161,085
Segment operating income	34,299	46,664
Percentage change in segment operating income from prior year	-26.5%	30.8%
Add back:
Depreciation and amortization of intangible assets	3,140	2,282
Adjusted Segment EBITDA	$37,439	$48,946
Gross profit (1)	$67,090	$79,145
Percentage change in gross profit from prior year	-15.2%	29.0%
Gross profit margin (2)	29.7%	38.1%
Adjusted Segment EBITDA as a percentage of revenues	16.6%	23.6%
Number of revenue-generating professionals (at period end)	1,684	1,248
Percentage change in number of revenue-generating professionals from prior year	34.9%	27.1%
Utilization rate of billable professionals	59%	69%
Average billable rate per hour	$462	$456

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenues increased $18.5 million, or 8.9%, to $226.2 million for the three months ended March 31, 2021, which included a 2.0% estimated positive impact from FX. Acquisition-related revenues contributed $16.0 million, or 7.7% of the increase, compared to the same quarter in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues decreased $1.6 million, or 0.8%, primarily due to a $9.3 million decline in pass-through revenues and lower demand for restructuring services in North America, which was partially offset by increased demand and realized bill rates for transaction services, largely in North America and Europe, the Middle East and Africa (“EMEA”).
Gross profit decreased $12.1 million, or 15.2%, to $67.1 million for the three months ended March 31, 2021. Gross profit margin decreased 8.4 percentage points for the three months ended March 31, 2021. The decrease in gross profit margin was primarily due to a 10 percentage point decline in utilization, primarily in restructuring, which was partially offset by a smaller proportion of lower margin pass-through revenues.
SG&A expenses decreased $0.3 million, or 0.9%, to $30.9 million for the three months ended March 31, 2021, which included a 2.6% estimated negative impact from FX. SG&A expenses of 13.7% of revenues for the three months ended March 31, 2021 compared with 15.0% of revenues for the three months ended March 31, 2020. The decrease in SG&A expenses was primarily due to lower business development and travel and entertainment expenses, which were partially offset by SG&A expenses from a prior acquisition.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands, except rate per hour)
Revenues	$150,821	$147,597
Percentage change in revenues from prior year	2.2%	6.2%
Operating expenses
Direct cost of revenues	99,287	101,831
Selling, general and administrative expenses	23,354	25,974
Amortization of intangible assets	174	286
	122,815	128,091
Segment operating income	28,006	19,506
Percentage change in segment operating income from prior year	43.6%	-35.9%
Add back:
Depreciation and amortization of intangible assets	1,426	1,702
Adjusted Segment EBITDA	$29,432	$21,208
Gross profit (1)	$51,534	$45,766
Percentage change in gross profit from prior year	12.6%	-16.6%
Gross profit margin (2)	34.2%	31.0%
Adjusted Segment EBITDA as a percentage of revenues	19.5%	14.4%
Number of revenue-generating professionals (at period end)	1,367	1,393
Percentage change in number of revenue-generating professionals from prior year	-1.9%	16.7%
Utilization rate of billable professionals	60%	58%
Average billable rate per hour	$357	$342

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenues increased $3.2 million, or 2.2%, to $150.8 million for the three months ended March 31, 2021, which included a 1.9% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $0.4 million, or 0.3%, primarily due to higher demand for our health solutions and investigations services, which was partially offset by a $4.2 million decline in pass-through revenues and lower realized bill rates for our data & analytics services.
Gross profit increased $5.8 million, or 12.6%, to $51.5 million for the three months ended March 31, 2021. Gross profit margin increased 3.2 percentage points for the three months ended March 31, 2021. The increase in gross profit margin was largely related to a smaller proportion of lower margin pass-through revenues as well as higher utilization in our disputes, health solutions and investigations services.
SG&A expenses decreased $2.6 million, or 10.1%, to $23.4 million for the three months ended March 31, 2021, which included a 1.9% estimated negative impact from FX. SG&A expenses of 15.5% of revenues for the three months ended March 31, 2021 compared with 17.6% of revenues for the three months ended March 31, 2020. The decrease in SG&A expenses was primarily driven by lower travel and entertainment and other general and administrative expenses.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands, except rate per hour)
Revenues	$169,273	$132,138
Percentage change in revenues from prior year	28.1%	-7.1%
Operating expenses
Direct cost of revenues	125,141	100,993
Selling, general and administrative expenses	18,900	19,705
Amortization of intangible assets	—	44
	144,041	120,742
Segment operating income	25,232	11,396
Percentage change in segment operating income from prior year	121.4%	-49.3%
Add back:
Depreciation and amortization of intangible assets	1,347	1,314
Adjusted Segment EBITDA	$26,579	$12,710
Gross profit (1)	$44,132	$31,145
Percentage change in gross profit from prior year	41.7%	-23.1%
Gross profit margin (2)	26.1%	23.6%
Adjusted Segment EBITDA as a percentage of revenues	15.7%	9.6%
Number of revenue-generating professionals (at period end)	890	810
Percentage change in number of revenue-generating professionals from prior year	9.9%	13.3%
Utilization rate of billable professionals	75%	68%
Average billable rate per hour	$494	$466

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenues increased $37.1 million, or 28.1%, to $169.3 million for the three months ended March 31, 2021, which included a 2.8% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $33.5 million, or 25.3%, primarily due to higher demand for our non-M&A-related antitrust and M&A-related antitrust services, as well as higher realized rates and demand for international arbitration services.
Gross profit increased $13.0 million, or 41.7%, to $44.1 million for the three months ended March 31, 2021. Gross profit margin increased 2.5 percentage points for the three months ended March 31, 2021. The increase in gross profit margin was primarily due to a 7 percentage point improvement in utilization and higher realized bill rates, which was partially offset by higher variable compensation as a percentage of revenues.
SG&A expenses decreased $0.8 million, or 4.1%, to $18.9 million for the three months ended March 31, 2021, which included a 3.4% estimated negative impact from FX. SG&A expenses of 11.2% of revenues for the three months ended March 31, 2021 compared with 14.9% of revenues for the three months ended March 31, 2020. The decrease in SG&A expenses was primarily driven by lower travel and entertainment and other general and administrative expenses, which was partially offset by higher bad debt expense.

TECHNOLOGY

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Revenues	$79,459	$58,723
Percentage change in revenues from prior year	35.3%	14.4%
Operating expenses
Direct cost of revenues	45,557	33,177
Selling, general and administrative expenses	15,343	13,957
	60,900	47,134
Segment operating income	18,559	11,589
Percentage change in segment operating income from prior year	60.1%	11.0%
Add back:
Depreciation and amortization of intangible assets	3,039	2,895
Adjusted Segment EBITDA	$21,598	$14,484
Gross profit (1)	$33,902	$25,546
Percentage change in gross profit from prior year	32.7%	12.1%
Gross profit margin (2)	42.7%	43.5%
Adjusted Segment EBITDA as a percentage of revenues	27.2%	24.7%
Number of revenue-generating professionals (at period end) (3)	423	374
Percentage change in number of revenue-generating professionals from prior year	13.1%	18.7%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenues increased $20.7 million, or 35.3%, to $79.5 million for the three months ended March 31, 2021, which included a 2.9% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $19.0 million, or 32.4%, primarily due to increased demand for our managed review, hosting and consulting services, largely related to M&A-related "second request" engagements.
Gross profit increased $8.4 million, or 32.7%, to $33.9 million for the three months ended March 31, 2021. Gross profit margin decreased 0.8 percentage points for the three months ended March 31, 2021. The decrease in gross profit margin was primarily due to an unfavorable mix and lower profitability for our consulting and hosting services, which was partially offset by a favorable mix and higher profitability for our review and processing services.
SG&A expenses increased $1.4 million, or 9.9%, to $15.3 million for the three months ended March 31, 2021, which included a 2.1% estimated negative impact from FX. SG&A expenses of 19.3% of revenues for the three months ended March 31, 2021 compared with 23.8% of revenues for the three months ended March 31, 2020. The increase in SG&A expenses was primarily driven by higher bad debt expense and other general and administrative expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Revenues	$60,521	$58,386
Percentage change in revenues from prior year	3.7%	1.2%
Operating expenses
Direct cost of revenues	39,326	37,640
Selling, general and administrative expenses	11,336	12,556
Amortization of intangible assets	739	698
	51,401	50,894
Segment operating income	9,120	7,492
Percentage change in segment operating income from prior year	21.7%	-26.7%
Add back:
Depreciation and amortization of intangible assets	1,278	1,284
Adjusted Segment EBITDA	$10,398	$8,776
Gross profit (1)	$21,195	$20,746
Percentage change in gross profit from prior year	2.2%	-8.5%
Gross profit margin (2)	35.0%	35.5%
Adjusted Segment EBITDA as a percentage of revenues	17.2%	15.0%
Number of revenue-generating professionals (at period end)	778	755
Percentage change in number of revenue-generating professionals from prior year	3.0%	14.7%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenues increased $2.1 million, or 3.7%, to $60.5 million for the three months ended March 31, 2021, which included a 4.2% estimated positive impact from FX. Excluding the estimated positive impact of FX, revenues decreased $0.3 million, primarily due to a $2.2 million decline in pass-through revenues, which was largely offset by growth in project-based revenues, primarily driven by higher demand for our public affairs services.
Gross profit increased $0.4 million, or 2.2%, to $21.2 million for the three months ended March 31, 2021. Gross profit margin decreased 0.5 percentage points for the three months ended March 31, 2021. The decrease in gross profit margin was driven by higher employee-related costs due to increased headcount and higher variable compensation, which was partially offset by a smaller proportion of lower margin pass-through revenues.
SG&A expenses decreased $1.2 million, or 9.7%, to $11.3 million for the three months ended March 31, 2021, which included a 4.1% estimated negative impact from FX. SG&A expenses of 18.7% of revenues for the three months ended March 31, 2021 compared with 21.5% of revenues for the three months ended March 31, 2020. The decrease in SG&A expenses was primarily due to lower travel and entertainment and office lease expenses.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2020 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that reflect our more significant estimates, judgments and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Goodwill and Intangible Assets
There were no material changes to our critical accounting policies and estimates from the information provided in “Critical Accounting Policies” in the Management's Discussion and Analysis, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(166,584)	$(123,562)
Net cash used in investing activities	$(7,976)	$(8,228)
Net cash provided by (used in) financing activities	$116,416	$(848)
DSO	97	104
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
DSO is a performance measure used to assess how quickly the Company collects accounts receivable. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Net cash used in operating activities increased $43.0 million, or 34.8%, to $166.6 million for the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily due to an increase in salaries related to headcount growth and higher annual bonus payments, which was partially offset by higher cash collections resulting from higher revenues compared to the same period in the prior year. DSO was 97 days as of March 31, 2021 and 104 days as of March 31, 2020. The decrease in DSO was primarily due to higher cash collections.

Net cash used in investing activities decreased $0.3 million, or 3.1%, to $8.0 million for the three months ended March 31, 2021 and primarily related to capital expenditures.
Net cash provided by financing activities was $116.4 million for the three months ended March 31, 2021 compared with $0.8 million in net cash used in financing activities for the three months ended March 31, 2020. The increase in net cash provided by financing activities for the three months ended March 31, 2021 was primarily due to an increase in net borrowings of $120.0 million under our senior secured bank revolving credit facility (the "Credit Facility") as compared to the same period in the prior year.
Capital Resources
As of March 31, 2021, our capital resources included $233.4 million of cash and cash equivalents and available borrowing capacity of $378.9 million under the $550.0 million revolving line of credit under our Credit Facility. As of March 31, 2021, we had $170.0 million of outstanding borrowings under our Credit Facility and $1.1 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under our Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
In July 2017, the Financial Conduct Authority of the United Kingdom (“FCA”), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, however, the ICE Benchmark Administration Limited (“IBA”), which is the administrator that publishes LIBOR, and the FCA made public statements regarding the future cessation of LIBOR and that IBA will permanently cease publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month settings of U.S. dollar LIBOR on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings ceasing on June 30, 2023. Our Credit Facility is indexed to LIBOR and provides for multiple LIBOR currency and tenor options. Our Credit Facility also provides for alternative reference rates, although such alternative reference rates and the consequences of the phase out of LIBOR cannot be entirely predicted at this time.
Our Credit Agreement and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of March 31, 2021, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture"), governing the 2023 Convertible Notes.

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
During the three months ended March 31, 2021, we spent $8.0 million in capital expenditures to support our organization, including direct support for specific client engagements. We currently expect to make additional capital expenditures to support our organization in an aggregate amount between $62 million and $72 million, which includes costs related to leasehold improvements for our new principal office space in New York, New York, for the remainder of 2021. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
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
Each $1,000 principal amount of the 2023 Convertible Notes will be convertible into 9.8643 shares of our common stock, which is equivalent to a conversion price of approximately $101.38 per share of common stock, at maturity, subject to adjustment upon the occurrence of specified events. Prior to the close of business on the business day immediately preceding May 15, 2023, the 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances.
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
Cash Flows
For the last several years, our cash flows from operations exceeded our cash needs for capital expenditures and debt service requirements. We believe that our cash flows from operations, supplemented by short-term borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our long-term cash needs for the next 12 months or longer.
Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that could result in a material adverse impact on our business, which are events beyond our control, or the impact of any future acquisitions, unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to increase borrowings or raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities that would be expected to have a material impact on our financial condition or results of operations.
Future Contractual Obligations
There have been no material changes in our future contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
•impact of the COVID-19 pandemic and related events that are beyond our control, including possible effects on our business, financial condition and results of operations, clients and vendors, and employees and contractors, which could affect our segments and practices, the type of services they provide and the geographic regions in which we conduct business, differently and adversely, as well as heighten risks related to or otherwise negatively impact the effectiveness of cybersecurity, information technology, financial reporting and our other corporate functions;
•changes in demand for our services;
•our ability to recruit and retain qualified professionals and senior management, including segment, industry and regional leaders;
•conflicts resulting in our inability to represent certain clients;
•our former employees joining or forming competing businesses;
•our ability to manage our headcount needs and our professionals’ utilization and billing rates and maintain or increase the pricing of our services and products;
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
•our ability to protect the confidentiality of internal and client data and proprietary and confidential information, including from cyberattacks, systems failures or other similar events, or the use or misuse of social media;
•legislation or judicial rulings, including legislation or rulings regarding data privacy and the discovery process;
•periodic fluctuations in revenues, operating income and cash flows;
•damage to our reputation as a result of claims involving the quality of our services, failures of our internal information technology systems controls or adverse publicity relating to certain clients or engagements;
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the United States Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1 through January 31, 2021	20	(2)	$110.60	16	(5)	$211,452
February 1 through February 28, 2021	380	(3)	$108.09	345	(6)	$174,176
March 1 through March 31, 2021	84	(4)	$119.18	61	(7)	$167,058
	484			422

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended March 31, 2021, we repurchased an aggregate of 421,725 shares of our outstanding common stock under the Repurchase Program at an average price of $109.37 per share for a total cost of approximately $46.1 million.
(2)Includes 4,237 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 34,767 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 23,755 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)During the month ended January 31, 2021, we repurchased and retired 15,827 shares of common stock, at an average price per share of $109.87, for an aggregate cost of $1.7 million.
(6)During the month ended February 28, 2021, we repurchased and retired 345,298 shares of common stock, at an average price per share of $107.93, for an aggregate cost of $37.3 million.
(7)During the month ended March 31, 2021, we repurchased and retired 60,600 shares of common stock, at an average price per share of $117.43, for an aggregate cost of $7.1 million.

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2021

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)