Form 10-Q
period 2021-06-30
FTI CONSULTING, INC
filed 2021-07-29
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2021
Common Stock, $0.01 par value	34,278,447

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$256,875	$294,953
Accounts receivable, net	846,121	711,357
Current portion of notes receivable	32,093	35,253
Prepaid expenses and other current assets	78,373	88,144
Total current assets	1,213,462	1,129,707
Property and equipment, net	117,477	101,642
Operating lease assets	223,618	156,645
Goodwill	1,240,057	1,234,879
Intangible assets, net	37,653	41,550
Notes receivable, net	55,675	61,121
Other assets	50,485	51,819
Total assets	$2,938,427	$2,777,363
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$156,736	$170,066
Accrued compensation	368,882	455,933
Billings in excess of services provided	36,944	44,172
Total current liabilities	562,562	670,171
Long-term debt, net	391,581	286,131
Noncurrent operating lease liabilities	230,133	161,677
Deferred income taxes	169,009	158,342
Other liabilities	95,932	100,861
Total liabilities	1,449,217	1,377,182
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 34,282 (2021) and 34,481 (2020)	343	345
Additional paid-in capital	4,270	—
Retained earnings	1,590,467	1,506,271
Accumulated other comprehensive loss	(105,870)	(106,435)
Total stockholders' equity	1,489,210	1,400,181
Total liabilities and stockholders' equity	$2,938,427	$2,777,363

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$711,486	$607,852	$1,397,763	$1,212,445
Operating expenses
Direct cost of revenues	490,722	413,011	959,146	815,258
Selling, general and administrative expenses	133,930	126,928	260,476	253,887
Amortization of intangible assets	2,854	2,314	5,655	4,645
	627,506	542,253	1,225,277	1,073,790
Operating income	83,980	65,599	172,486	138,655
Other income (expense)
Interest income and other	(912)	2,202	122	7,219
Interest expense	(5,294)	(5,157)	(10,091)	(10,018)
	(6,206)	(2,955)	(9,969)	(2,799)
Income before income tax provision	77,774	62,644	162,517	135,856
Income tax provision	14,992	14,470	35,239	30,935
Net income	$62,782	$48,174	$127,278	$104,921
Earnings per common share — basic	$1.88	$1.33	$3.80	$2.89
Earnings per common share — diluted	$1.77	$1.27	$3.61	$2.76
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$5,807	$9,568	$565	$(21,534)
Total other comprehensive income (loss), net of tax	5,807	9,568	565	(21,534)
Comprehensive income	$68,589	$57,742	$127,843	$83,387

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$64,496	$—	$64,496
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(5,242)	(5,242)
Issuance of common stock in connection with:
Exercise of options	12	—	434	—	—	434
Restricted share grants, less net settled shares of 63	157	1	(7,232)	—	—	(7,231)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,082)	—	(46,133)
Share-based compensation	—	—	7,242	—	—	7,242
Balance at March 31, 2021	34,228	$342	$—	$1,527,685	$(111,677)	$1,416,350
Net income	—	$—	$—	$62,782	$—	$62,782
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,807	5,807
Issuance of common stock in connection with:
Exercise of options	33	1	1,136	—	—	1,137
Restricted share grants, less net settled shares of 13	21	—	(1,814)	—	—	(1,814)
Share-based compensation	—	—	4,948	—	—	4,948
Balance at June 30, 2021	34,282	$343	$4,270	$1,590,467	$(105,870)	$1,489,210

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$56,747	$—	$56,747
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31,102)	(31,102)
Issuance of common stock in connection with:
Exercise of options	34	1	1,206	—	—	1,207
Restricted share grants, less net settled shares of 58	136	1	(6,768)	—	—	(6,767)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(450)	(5)	(50,306)	—	—	(50,311)
Share-based compensation	—	—	7,454	—	—	7,454
Balance at March 31, 2020	37,110	$371	$170,062	$1,470,200	$(171,949)	$1,468,684
Net income	—	$—	$—	$48,174	$—	$48,174
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,568	9,568
Issuance of common stock in connection with:
Exercise of options	33	—	1,191	—	—	1,191
Restricted share grants, less net settled shares of 18	38	1	(2,155)	—	—	(2,154)
Purchase and retirement of common stock	(471)	(5)	(51,048)	—	—	(51,053)
Share-based compensation	—	—	4,693	—	—	4,693
Balance at June 30, 2020	36,710	$367	$122,743	$1,518,374	$(162,381)	$1,479,103

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$127,278	$104,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,765	15,707
Amortization and impairment of intangible assets	5,655	4,645
Acquisition-related contingent consideration	(1,130)	1,120
Provision for expected credit losses	8,236	11,624
Share-based compensation	12,190	12,147
Amortization of debt discount and issuance costs and other	5,685	6,000
Deferred income taxes	9,802	4,128
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(138,838)	(42,804)
Notes receivable	8,921	5,993
Prepaid expenses and other assets	6,728	8,979
Accounts payable, accrued expenses and other	(13,518)	2,230
Income taxes	6,695	(2,344)
Accrued compensation	(88,024)	(107,217)
Billings in excess of services provided	(7,471)	4,285
Net cash provided by (used in) operating activities	(41,026)	29,414
Investing activities
Payments for acquisition of businesses, net of cash received	(9,833)	—
Purchases of property and equipment and other	(27,696)	(13,885)
Net cash used in investing activities	(37,529)	(13,885)
Financing activities
Borrowings under revolving line of credit	292,500	90,000
Repayments under revolving line of credit	(192,500)	(55,000)
Purchase and retirement of common stock	(46,133)	(99,678)
Share-based compensation tax withholdings and other	(7,475)	(6,523)
Payments for business acquisition liabilities	(7,496)	(3,948)
Deposits	602	5,098
Net cash provided by (used in) financing activities	39,498	(70,051)
Effect of exchange rate changes on cash and cash equivalents	979	(10,645)
Net decrease in cash and cash equivalents	(38,078)	(65,167)
Cash and cash equivalents, beginning of period	294,953	369,373
Cash and cash equivalents, end of period	$256,875	$304,206
Supplemental cash flow disclosures
Cash paid for interest	$4,854	$3,668
Cash paid for income taxes, net of refunds	$18,742	$29,150
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,603	$2,314
Purchase and retirement of common stock not yet paid	$—	$1,829
Business acquisition liabilities not yet paid	$1,093	$—
Non-cash additions to property and equipment	$4,150	$1,501

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
In November 2020, the SEC issued Rule 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. The amendment enhances and clarifies the disclosure requirements for liquidity and capital resources, eliminates the requirement to present five years of Selected Financial Data, amends the requirement to present two years of tabular selected quarterly financial data so that registrants only need to disclose when there are material retrospective changes and eliminates the tabular disclosure of contractual obligations. The final rules were effective on February 20, 2021 and registrants are required to apply the amended rules for the first fiscal year ending on or after August 9, 2021. The Company is in the process of evaluating the impact of this amendment on its related disclosures.
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
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the three and six months ended June 30, 2021 and 2020, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator — basic and diluted
Net income	$62,782	$48,174	$127,278	$104,921
Denominator
Weighted average number of common shares outstanding — basic	33,458	36,169	33,470	36,292
Effect of dilutive restricted shares	668	732	714	806
Effect of dilutive stock options	376	444	373	453
Effect of dilutive convertible notes	872	507	661	470
Weighted average number of common shares outstanding — diluted	35,374	37,852	35,218	38,021
Earnings per common share — basic	$1.88	$1.33	$3.80	$2.89
Earnings per common share — diluted	$1.77	$1.27	$3.61	$2.76
Antidilutive stock options and restricted shares	2	54	5	33
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $17.9 million and $16.7 million for the three and six months ended June 30, 2021, respectively, and $8.3 million and $14.1 million for the three and six months ended June 30, 2020, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of June 30, 2021 and December 31, 2020, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $4.4 million and $8.5 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $1.4 million as of June 30, 2021 and $2.6 million as of December 31, 2020.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of June 30, 2021 and December 31, 2020.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of "Accounts receivable, net" as presented on the Condensed Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Accounts receivable:
Billed receivables	$598,624	$513,459
Unbilled receivables	287,040	236,285
Allowance for expected credit losses	(39,543)	(38,387)
Accounts receivable, net	$846,121	$711,357
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
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for expected credit losses (1)	$3,404	$7,752	$8,236	$11,624
Write-offs	$2,802	$7,459	$9,718	$13,525

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

6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2020	$506,072	$233,374	$269,087	$96,821	$129,525	$1,234,879
Acquisitions	—	5,493	—	—	—	5,493
Foreign currency translation adjustment and other	(1,560)	315	38	30	862	(315)
Balance at June 30, 2021	$504,512	$239,182	$269,125	$96,851	$130,387	$1,240,057

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting or Technology segments as of June 30, 2021 and December 31, 2020, respectively.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $324.5 million and $323.7 million as of June 30, 2021 and December 31, 2020, respectively, and accumulated impairment losses of $194.1 million as of June 30, 2021 and December 31, 2020.
During the three months ended June 30, 2021, we acquired certain assets of a leading construction consulting firm that were assigned to the FLC segment. We recorded $5.5 million in goodwill based on a preliminary purchase price allocation as a result of the acquisition. We have included the results of the acquired business’s operations in the FLC segment since its acquisition date.
Intangible Assets
Intangible assets were as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	$113,937	$89,837	$24,100	$111,556	$85,180	$26,376
Trademarks	11,476	3,814	7,662	11,809	2,768	9,041
Acquired software and other	3,507	2,716	791	3,618	2,585	1,033
	128,920	96,367	32,553	126,983	90,533	36,450
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$134,020	$96,367	$37,653	$132,083	$90,533	$41,550

(1)     During the three months ended June 30, 2021, we acquired certain assets of a leading construction consulting firm, and its related intangible assets were assigned to the FLC segment.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.9 million and $5.7 million for the three and six months ended June 30, 2021, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2020, respectively.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of June 30, 2021 (1)
2021 (remaining)	$5,207
2022	8,887
2023	5,192
2024	3,745
2025	3,051
Thereafter	6,471
$32,553

(1)Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
7. Financial Instruments
The table below presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)(2)	$14,611	$—	$—	$14,611
2023 Convertible Notes (3)	291,581	—	446,725	—
Total	$306,192	$—	$446,725	$14,611

	December 31, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$20,118	$—	$—	$20,118
2023 Convertible Notes (3)	286,131	—	396,982	—
Total	$306,249	$—	$396,982	$20,118

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)During the three months ended June 30, 2021, we acquired certain assets of a leading construction consulting firm that were assigned to the FLC segment and recorded an acquisition-related contingent consideration liability.
(3)The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of June 30, 2021 and December 31, 2020.
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
The table below presents the change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments:

Contingent Consideration
Balance at December 31, 2020	$20,118
Accretion expense (1)	1,289
Payments	(1,000)
Foreign currency translation adjustment (2)	(612)
Balance at March 31, 2021	$19,795
Additions (3)	1,093
Accretion expense (1)	676
Payments	(4,122)
Foreign currency translation adjustment (2)	264
Remeasurement gain (4)	(3,095)
Balance at June 30, 2021	$14,611

Contingent Consideration
Balance at December 31, 2019	$14,826
Accretion expense (1)	506
Foreign currency translation adjustment (2)	(148)
Balance at March 31, 2020	$15,184
Accretion expense (1)	614
Payments	(4,692)
Foreign currency translation adjustment (2)	88
Balance at June 30, 2020	$11,194

(1)Accretion expense is included in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Condensed Consolidated Statements of Comprehensive Income.
(3)During the three months ended June 30, 2021, we acquired certain assets of a business that were assigned to the FLC segment and recorded an acquisition-related contingent consideration liability.
(4)Remeasurement gain or loss resulting from a change in the fair value of an acquisition's contingent consideration liability is recorded in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.

8. Debt
The table below presents the components of the Company’s debt:

	June 30, 2021	December 31, 2020
2023 Convertible Notes	$316,250	$316,250
Credit Facility	100,000	—
Total debt	416,250	316,250
Less: deferred debt discount	(21,582)	(26,310)
Less: deferred debt issue costs	(3,087)	(3,809)
Long-term debt, net (1)	$391,581	$286,131
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)There were no current portions of long-term debt as of June 30, 2021 and December 31, 2020.
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
The 2023 Convertible Notes are convertible at maturity at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Subject to the conditions set forth in the indenture governing the 2023 Convertible Notes, holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of June 30, 2021, therefore, holders may convert their notes at any time beginning on July 1, 2021 and ending on September 30, 2021. We continue to classify the net carrying amount of the 2023 Convertible Notes as long-term debt based on our intent and ability to refinance the principal portion of our debt on a long-term basis.
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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,581	$1,581	$3,162	$3,162
Amortization of debt discount (1)	2,380	2,255	4,728	4,480
Total	$3,961	$3,836	$7,890	$7,642

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
The Company classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. As of June 30, 2021, $1.1 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $1.1 million and $1.3 million of unamortized debt issue costs related to the Credit Facility as of June 30, 2021 and December 31, 2020, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.
9. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term, which may include renewal or termination options that are reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease term from six months to seven years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The current period disclosures below reflect our new principal office space in New York, New York, as we accepted possession of the premises on April 1, 2021.
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$223,618	$156,645
Total lease assets		$223,618	$156,645
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$35,214	$42,716
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	230,133	161,677
Total lease liabilities		$265,347	$204,393
The table below summarizes total lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2021	2020	2021	2020
Operating lease costs	$14,407	$11,800	$26,489	$23,599
Short-term lease costs	473	487	962	1,009
Variable lease costs	2,748	2,846	6,211	5,832
Sublease income	(1,048)	(1,041)	(2,095)	(2,130)
Total lease cost, net	$16,580	$14,092	$31,567	$28,310
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $2.1 million in the remainder of 2021, $0.8 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of June 30, 2021
2021 (remaining)	$5,623
2022	49,443
2023	45,999
2024	40,781
2025	34,871
Thereafter	172,048
Total future lease payments	348,765
Less: imputed interest	(83,418)
Total	$265,347

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$31,050	$26,986

Operating lease assets obtained in exchange for lease liabilities	$85,221	$11,954

Weighted average remaining lease term (years)
Operating leases	8.8	6.3

Weighted average discount rate
Operating leases	5.5%	5.5%
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
11. Share-Based Compensation
During the six months ended June 30, 2021, we granted 87,787 restricted share awards, 35,226 restricted stock units and 103,220 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2021, 7,943 shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 27,221 performance stock units were forfeited during the six months ended June 30, 2021.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2021	2020	2021	2020
Direct cost of revenues	$2,666	$2,141	$7,731	$7,864
Selling, general and administrative expenses	2,409	2,725	6,932	5,936
Total share-based compensation expense	$5,075	$4,866	$14,663	$13,800

12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2021, we have $167.1 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock repurchased and retired	—	471	422	921
Average price paid per share	$—	$108.41	$109.37	$110.03
Total cost	$—	$51,043	$46,124	$101,344
As we repurchase our common shares, we reduce stated capital on our Condensed Consolidated Balance Sheets for the $0.01 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction to additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During the six months ended June 30, 2021, due to the volume of repurchases, we recorded a reduction to stated capital for the par value of the shares repurchased, with a portion of the excess purchase price over par value recorded as a reduction to additional paid-in capital of $3.0 million and the remainder of the excess purchase price over par value of $43.1 million recorded as a reduction of retained earnings.
Common stock outstanding was 34.3 million shares and 34.5 million shares as of June 30, 2021 and December 31, 2020, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Corporate Finance	$230,971	$246,011	$457,174	$453,760
FLC	150,746	106,381	301,567	253,978
Economic Consulting	183,306	151,493	352,579	283,631
Technology	78,646	47,084	158,105	105,807
Strategic Communications	67,817	56,883	128,338	115,269
Total revenues	$711,486	$607,852	$1,397,763	$1,212,445
Adjusted Segment EBITDA
Corporate Finance	$40,174	$76,264	$77,613	$125,210
FLC	18,002	(9,047)	47,434	12,161
Economic Consulting	30,699	21,694	57,278	34,404
Technology	18,518	6,435	40,116	20,919
Strategic Communications	13,501	10,034	23,899	18,810
Total Adjusted Segment EBITDA	$120,894	$105,380	$246,340	$211,504
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$62,782	$48,174	$127,278	$104,921
Add back:
Income tax provision	14,992	14,470	35,239	30,935
Interest income and other	912	(2,202)	(122)	(7,219)
Interest expense	5,294	5,157	10,091	10,018
Unallocated corporate expenses	29,357	30,276	56,067	53,867
Segment depreciation expense	7,834	7,191	15,264	14,337
Amortization of intangible assets	2,853	2,314	5,653	4,645
Remeasurement of acquisition-related contingent consideration	(3,130)	—	(3,130)	—
Total Adjusted Segment EBITDA	$120,894	$105,380	$246,340	$211,504

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for the three and six months ended June 30, 2021 and 2020 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$711,486	$607,852	$1,397,763	$1,212,445
Net income	$62,782	$48,174	$127,278	$104,921
Adjusted EBITDA	$92,308	$75,797	$191,776	$159,007
Earnings per common share — diluted	$1.77	$1.27	$3.61	$2.76
Adjusted earnings per common share — diluted	$1.74	$1.32	$3.62	$2.85
Net cash provided by (used in) operating activities	$125,558	$152,976	$(41,026)	$29,414
Total number of employees	6,411	5,813	6,411	5,813

Second Quarter 2021 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2021 increased $103.6 million, or 17.0%, to $711.5 million, as compared to the three months ended June 30, 2020, which included a 4.1% estimated positive impact from FX. Acquisition-related revenues contributed $19.1 million compared to the same quarter in the prior year. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $59.8 million, or 9.8%, primarily due to increased demand in our FLC, Technology, and Economic Consulting segments, which was partially offset by lower demand in our Corporate Finance segment compared to the same quarter in the prior year.
Net income
Net income for the three months ended June 30, 2021 increased $14.6 million, or 30.3%, to $62.8 million, as compared to the three months ended June 30, 2020. The increase in net income was primarily due to an increase in revenues and a lower tax rate, which was partially offset by higher compensation expenses, primarily related to a 10.1% increase in billable headcount and higher variable compensation expenses, higher selling, general and administrative ("SG&A") expenses and FX remeasurement losses, compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2021 increased $16.5 million, or 21.8%, to $92.3 million, as compared to the three months ended June 30, 2020. Adjusted EBITDA Margin of 13.0% for the three months ended June 30, 2021 compared with 12.5% for the three months ended June 30, 2020. The increase in Adjusted EBITDA was due to an increase in revenues, which was partially offset by higher compensation expenses, primarily related to a 10.1% increase in billable headcount and higher variable compensation, as well as higher SG&A expenses compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2021 increased $0.50 to $1.77 compared to $1.27 for the three months ended June 30, 2020. The increase in EPS was primarily due to the higher net income described above and a decline in diluted weighted average shares outstanding.
Adjusted EPS increased $0.42 to $1.74 for the three months ended June 30, 2021 compared to $1.32 for the three months ended June 30, 2020. Adjusted EPS for the three months ended June 30, 2021 excludes a $3.1 million remeasurement of acquisition-related contingent consideration, which reduced Adjusted EPS by $0.09, and $2.4 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.06. Adjusted EPS for the three months ended June 30, 2020 excluded $2.3 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.05.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended June 30, 2021 decreased $27.4 million to $125.6 million compared with $153.0 million for the three months ended June 30, 2020. The decrease in net cash provided by operating activities was primarily due to an increase in salaries related to headcount growth and other operating expenses, which was partially offset by increased cash collections resulting from higher revenues compared to the same quarter in the prior year. Days sales outstanding (“DSO”) of 102 days at June 30, 2021 compared to 98 days at June 30, 2020.
Free Cash Flow was an inflow of $105.8 million and $147.3 million for the three months ended June 30, 2021 and 2020, respectively. The decrease for the three months ended June 30, 2021 was primarily due to lower net cash provided by operating activities, as described above, and an increase in purchases of property and equipment.
Other strategic activities
During the three months ended June 30, 2021, we acquired certain assets of The Rhodes Group, a leading construction consulting firm with offices in Pittsburgh, Pennsylvania and Houston, Texas.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic created global volatility, economic uncertainty and general market disruption, and it has impacted each of our segments, practices and regions differently. During the three months ended June 30, 2021, the COVID-19 pandemic continued to impact our ability to deliver certain services due to travel restrictions, court closures and government moratoriums on restructuring, which is varied in each region. Evolving business practices as well as fiscal and monetary policies have mitigated the negative economic impact of the pandemic in certain key geographies, such as in North America. The COVID-19 pandemic and its impact on our business and the health and welfare of our employees continues to be difficult to predict, especially due to uncertainty arising from COVID-19 variants, the efficacy of vaccinations and the roll-out of vaccination programs around the world.
Headcount
Our total headcount increased 1.4% from 6,321 as of December 31, 2020 to 6,411 as of June 30, 2021. The following table includes the net billable headcount additions (reductions) for the six months ended June 30, 2021:

Billable Headcount	Corporate Finance	FLC (1)	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2020	1,655	1,343	891	408	770	5,067
Additions (reductions), net	29	24	(1)	15	8	75
March 31, 2021	1,684	1,367	890	423	778	5,142
Additions (reductions), net	(52)	32	(6)	6	(7)	(27)
June 30, 2021	1,632	1,399	884	429	771	5,115
Percentage change in headcount from December 31, 2020	-1.4%	4.2%	-0.8%	5.1%	0.1%	0.9%

(1)There were 38 revenue-generating professionals added during the three months ended June 30, 2021 related to the acquisition of certain assets of a construction consulting business within the FLC segment.

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$230,971	$246,011	$457,174	$453,760
FLC	150,746	106,381	301,567	253,978
Economic Consulting	183,306	151,493	352,579	283,631
Technology	78,646	47,084	158,105	105,807
Strategic Communications	67,817	56,883	128,338	115,269
Total revenues	$711,486	$607,852	$1,397,763	$1,212,445
Segment operating income (loss)
Corporate Finance	$40,103	$73,811	$74,402	$120,475
FLC	16,492	(10,382)	44,498	9,124
Economic Consulting	29,204	20,216	54,436	31,612
Technology	15,340	3,432	33,899	15,021
Strategic Communications	12,198	8,798	21,318	16,290
Total segment operating income	113,337	95,875	228,553	192,522
Unallocated corporate expenses	(29,357)	(30,276)	(56,067)	(53,867)
Operating income	83,980	65,599	172,486	138,655
Other income (expense)
Interest income and other	(912)	2,202	122	7,219
Interest expense	(5,294)	(5,157)	(10,091)	(10,018)
	(6,206)	(2,955)	(9,969)	(2,799)
Income before income tax provision	77,774	62,644	162,517	135,856
Income tax provision	14,992	14,470	35,239	30,935
Net income	$62,782	$48,174	$127,278	$104,921
Earnings per common share — basic	$1.88	$1.33	$3.80	$2.89
Earnings per common share — diluted	$1.77	$1.27	$3.61	$2.76
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$62,782	$48,174	$127,278	$104,921
Add back:
Income tax provision	14,992	14,470	35,239	30,935
Interest income and other	912	(2,202)	(122)	(7,219)
Interest expense	5,294	5,157	10,091	10,018
Depreciation and amortization	8,604	7,884	16,765	15,707
Amortization of intangible assets	2,854	2,314	5,655	4,645
Remeasurement of acquisition-related contingent consideration	(3,130)	—	(3,130)	—
Adjusted EBITDA	$92,308	$75,797	$191,776	$159,007

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$62,782	$48,174	$127,278	$104,921
Add back:
Remeasurement of acquisition-related contingent consideration	(3,130)	—	(3,130)	—
Non-cash interest expense on convertible notes	2,380	2,255	4,728	4,480
Tax impact of non-cash interest expense on convertible notes	(619)	(586)	(1,229)	(1,165)
Adjusted Net Income	$61,413	$49,843	$127,647	$108,236
Earnings per common share — diluted	$1.77	$1.27	$3.61	$2.76
Add back:
Remeasurement of acquisition-related contingent consideration	(0.09)	—	(0.09)	—
Non-cash interest expense on convertible notes	0.07	0.06	0.13	0.12
Tax impact of non-cash interest expense on convertible notes	(0.01)	(0.01)	(0.03)	(0.03)
Adjusted earnings per common share — diluted	$1.74	$1.32	$3.62	$2.85
Weighted average number of common shares outstanding — diluted	35,374	37,852	35,218	38,021
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$125,558	$152,976	$(41,026)	$29,414
Purchases of property and equipment	(19,724)	(5,663)	(27,725)	(13,899)
Free Cash Flow	$105,834	$147,313	$(68,751)	$15,515
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended June 30, 2021 decreased $0.9 million, or 3.0%, to $29.4 million compared with $30.3 million for the three months ended June 30, 2020. The decrease was primarily due to higher infrastructure support costs charged to segments to support headcount growth, which was partially offset by higher corporate staff costs due to headcount growth.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $3.1 million to a $0.9 million loss for the three months ended June 30, 2021 compared with a $2.2 million gain for the three months ended June 30, 2020. The decrease was primarily due to a $2.3 million increase in net FX losses.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.

Interest expense
Interest expense for the three months ended June 30, 2021 increased $0.1 million to $5.3 million compared with $5.2 million for the three months ended June 30, 2020.
Income tax provision
Our income tax provision increased $0.5 million, or 3.6%, to $15.0 million for the three months ended June 30, 2021 from $14.5 million for the three months ended June 30, 2020. Our effective tax rate of 19.3% for the three months ended June 30, 2021 compared with 23.1% for the three months ended June 30, 2020. The tax rate for the three months ended June 30, 2021 was favorably impacted by a discrete tax adjustment related to the future change in the United Kingdom (“U.K.”) tax rate, which required us to remeasure our deferred tax asset related to an intellectual property license between our U.S. and U.K. subsidiaries. In June 2021, the U.K. government approved the U.K. tax rate increase from 19.0% to 25.0% effective in April 2023. Additionally, the tax rate for the three months ended June 30, 2021 and 2020 was favorably impacted by a discrete tax adjustment related to share-based compensation.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the six months ended June 30, 2021 increased $2.2 million, or 4.1%, to $56.1 million compared with $53.9 million for the six months ended June 30, 2020. The increase was primarily due to higher corporate compensation costs due to headcount growth and other general and administrative expenses, which was partially offset by higher infrastructure support costs charged to segments to support headcount growth.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $7.1 million to $0.1 million for the six months ended June 30, 2021 compared with $7.2 million for the six months ended June 30, 2020. The decrease was primarily due to a $5.7 million increase in net FX losses.
Interest expense
Interest expense for the six months ended June 30, 2021 increased $0.1 million to $10.1 million compared with $10.0 million for the six months ended June 30, 2020.
Income tax provision
Our income tax provision increased $4.3 million, or 13.9%, to $35.2 million for the six months ended June 30, 2021 from $30.9 million for the six months ended June 30, 2020. Our effective tax rate of 21.7% for the six months ended June 30, 2021 compared with 22.8% for the six months ended June 30, 2020. The tax rate for the six months ended June 30, 2021 was favorably impacted by a discrete tax adjustment related to the future change in the U.K. tax rate, which required us to remeasure our deferred tax asset related to an intellectual property license between our U.S. and U.K. subsidiaries. In June 2021, the U.K. government approved the U.K. tax rate increase from 19.0% to 25.0% effective in April 2023. Additionally, the tax rate for the six months ended June 30, 2021 and 2020 was favorably impacted by a discrete tax adjustment related to share-based compensation.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$62,782	$48,174	$127,278	$104,921
Add back:
Income tax provision	14,992	14,470	35,239	30,935
Interest income and other	912	(2,202)	(122)	(7,219)
Interest expense	5,294	5,157	10,091	10,018
Unallocated corporate expenses	29,357	30,276	56,067	53,867
Total segment operating income	113,337	95,875	228,553	192,522
Add back:
Segment depreciation expense	7,834	7,191	15,264	14,337
Amortization of intangible assets	2,853	2,314	5,653	4,645
Remeasurement of acquisition-related contingent consideration	(3,130)	—	(3,130)	—
Total Adjusted Segment EBITDA	$120,894	$105,380	$246,340	$211,504

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of revenue-generating professionals (at period end):
Corporate Finance	1,632	1,362	1,632	1,362
FLC	1,399	1,326	1,399	1,326
Economic Consulting	884	810	884	810
Technology (1)	429	386	429	386
Strategic Communications	771	761	771	761
Total revenue-generating professionals	5,115	4,645	5,115	4,645
Utilization rates of billable professionals: (2)
Corporate Finance	59%	71%	59%	70%
FLC	60%	46%	60%	52%
Economic Consulting	75%	73%	75%	70%
Average billable rate per hour: (3)
Corporate Finance	$456	$494	$456	$473
FLC	$344	$327	$350	$332
Economic Consulting	$524	$508	$504	$478

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 601 as-needed employees during the three months ended June 30, 2021 compared with 224 as-needed employees during the three months ended June 30, 2020.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$230,971	$246,011	$457,174	$453,760
Percentage change in revenues from prior year	-6.1%	29.5%	0.8%	29.3%
Operating expenses
Direct cost of revenues	158,560	143,265	317,673	271,869
Selling, general and administrative expenses	30,424	27,520	61,328	58,698
Amortization of intangible assets	1,884	1,415	3,771	2,718
	190,868	172,200	382,772	333,285
Segment operating income	40,103	73,811	74,402	120,475
Percentage change in segment operating income from prior year	-45.7%	51.3%	-38.2%	42.6%
Add back:
Depreciation and amortization of intangible assets	3,201	2,453	6,341	4,735
Fair value remeasurement of contingent consideration	(3,130)	—	(3,130)	—
Adjusted Segment EBITDA	$40,174	$76,264	$77,613	$125,210
Gross profit (1)	$72,411	$102,746	$139,501	$181,891
Percentage change in gross profit from prior year	-29.5%	32.6%	-23.3%	31.0%
Gross profit margin (2)	31.4%	41.8%	30.5%	40.1%
Adjusted Segment EBITDA as a percentage of revenues	17.4%	31.0%	17.0%	27.6%
Number of revenue-generating professionals (at period end)	1,632	1,362	1,632	1,362
Percentage change in number of revenue-generating professionals from prior year	19.8%	34.7%	19.8%	34.7%
Utilization rate of billable professionals	59%	71%	59%	70%
Average billable rate per hour	$456	$494	$456	$473

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenues decreased $15.0 million, or 6.1%, to $231.0 million for the three months ended June 30, 2021, which included a 4.0% estimated positive impact from FX. Acquisition-related revenues contributed $17.0 million for the three months ended June 30, 2021. Excluding the estimated impact from FX and acquisition-related revenues, revenues decreased $41.9 million, or 17.0%, primarily due to lower demand for restructuring services, which was partially offset by increased demand for transactions and business transformation services in North America.
Gross profit decreased $30.3 million, or 29.5%, to $72.4 million for the three months ended June 30, 2021. Gross profit margin decreased 10.4 percentage points for the three months ended June 30, 2021. The decrease in gross profit margin was primarily due to higher employee-related costs due to a 19.8% increase in billable headcount, combined with a 12 percentage point decline in utilization, which was partially offset by lower variable compensation as a percentage of revenues.
SG&A expenses increased $2.9 million, or 10.6%, to $30.4 million for the three months ended June 30, 2021, which included a 4.4% estimated negative impact from FX. SG&A expenses of 13.2% of revenues for the three months ended June 30, 2021 compared with 11.2% of revenues for the three months ended June 30, 2020. The increase in SG&A expenses was primarily due to an acquisition and higher infrastructure support costs, which was partially offset by a fair value remeasurement of acquisition-related contingent consideration.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenues increased $3.4 million, or 0.8%, to $457.2 million for the six months ended June 30, 2021, which included a 3.1% estimated positive impact from FX. Acquisition-related revenues contributed $33.0 million for the six months ended June 30, 2021. Excluding the estimated impact from FX and acquisition-related revenues, revenues decreased $43.5 million, or 9.6%, primarily due to lower demand for restructuring services, as well as an $11.0 million decline in pass-through revenues, which was partially offset by increased demand and realized bill rates for our transactions and business transformation services in North America and the Europe, the Middle East and Africa (“EMEA”) region.
Gross profit decreased $42.4 million, or 23.3%, to $139.5 million for the six months ended June 30, 2021. Gross profit margin decreased 9.6 percentage points for the six months ended June 30, 2021. The decrease in gross profit margin was primarily due to higher employee-related costs due to a 19.8% increase in billable headcount, combined with an 11 percentage point decline in utilization, which was partially offset by a smaller proportion of lower margin pass-through revenues.
SG&A expenses increased $2.6 million, or 4.5%, to $61.3 million for the six months ended June 30, 2021, which included a 3.4% estimated negative impact from FX. SG&A expenses of 13.4% of revenues for the six months ended June 30, 2021 compared with 12.9% of revenues for the six months ended June 30, 2020. The increase in SG&A expenses was primarily due to an acquisition and higher infrastructure support costs, which was partially offset by a fair value remeasurement of acquisition-related contingent consideration and lower outside services, business development, and other general and administrative expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$150,746	$106,381	$301,567	$253,978
Percentage change in revenues from prior year	41.7%	-27.1%	18.7%	-10.8%
Operating expenses
Direct cost of revenues	108,615	92,001	207,902	193,832
Selling, general and administrative expenses	25,415	24,592	48,769	50,566
Amortization of intangible assets	224	170	398	456
	134,254	116,763	257,069	244,854
Segment operating income (loss)	16,492	(10,382)	44,498	9,124
Percentage change in segment operating income (loss) from prior year	NM (3)	-138.8%	387.7%	-84.1%
Add back:
Depreciation and amortization of intangible assets	1,510	1,335	2,936	3,037
Adjusted Segment EBITDA	$18,002	$(9,047)	$47,434	$12,161
Gross profit (1)	$42,131	$14,380	$93,665	$60,146
Percentage change in gross profit from prior year	193.0%	-74.3%	55.7%	-45.8%
Gross profit margin (2)	27.9%	13.5%	31.1%	23.7%
Adjusted Segment EBITDA as a percentage of revenues	11.9%	-8.5%	15.7%	4.8%
Number of revenue-generating professionals (at period end)	1,399	1,326	1,399	1,326
Percentage change in number of revenue-generating professionals from prior year	5.5%	9.4%	5.5%	9.4%
Utilization rate of billable professionals	60%	46%	60%	52%
Average billable rate per hour	$344	$327	$350	$332

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Fluctuation in terms of percentage change is not meaningful.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenues increased $44.4 million, or 41.7%, to $150.7 million for the three months ended June 30, 2021, which included a 2.9% estimated positive impact from FX. Acquisition-related revenues contributed $2.1 million, or 2.0% of the increase, compared to the same quarter in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $39.2 million, or 36.9%, primarily due to higher demand for our investigations and disputes services.
Gross profit increased $27.8 million, or 193.0%, to $42.1 million for the three months ended June 30, 2021. Gross profit margin increased 14.4 percentage points for the three months ended June 30, 2021. The increase in gross profit margin was largely related to a 14 percentage point increase in utilization, primarily in our investigations and disputes services.
SG&A expenses increased $0.8 million, or 3.3%, to $25.4 million for the three months ended June 30, 2021, which included a 2.5% estimated negative impact from FX. SG&A expenses of 16.9% of revenues for the three months ended June 30, 2021 compared with 23.1% of revenues for the three months ended June 30, 2020. Excluding the estimated impact from FX, SG&A expenses were in line with the three months ended June 30, 2020.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenues increased $47.6 million, or 18.7%, to $301.6 million for the six months ended June 30, 2021, which included a 2.3% estimated positive impact from FX. Acquisition-related revenues contributed $2.1 million, or 0.8% of the increase, compared to the same period in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $39.7 million, or 15.6%, primarily due to higher demand for our investigations, disputes, and health solutions services.
Gross profit increased $33.5 million, or 55.7%, to $93.7 million for the six months ended June 30, 2021. Gross profit margin increased 7.4 percentage points for the six months ended June 30, 2021. The increase in gross profit margin was largely related to an 8 percentage point increase in utilization, primarily in our disputes, investigations, and health solutions services, which was partially offset by higher variable compensation as a percentage of revenues.
SG&A expenses decreased $1.8 million, or 3.6%, to $48.8 million for the six months ended June 30, 2021, which included a 2.2% estimated negative impact from FX. SG&A expenses of 16.2% of revenues for the six months ended June 30, 2021 compared with 19.9% of revenues for the six months ended June 30, 2020. The decrease in SG&A expenses was primarily driven by lower bad debt and travel and entertainment expenses, which was partially offset by higher infrastructure support costs and other general and administrative expenses.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$183,306	$151,493	$352,579	$283,631
Percentage change in revenues from prior year	21.0%	-2.6%	24.3%	-4.7%
Operating expenses
Direct cost of revenues	135,579	110,293	260,720	211,286
Selling, general and administrative expenses	18,523	20,939	37,423	40,644
Amortization of intangible assets	—	45	—	89
	154,102	131,277	298,143	252,019
Segment operating income	29,204	20,216	54,436	31,612
Percentage change in segment operating income from prior year	44.5%	-7.0%	72.2%	-28.5%
Add back:
Depreciation and amortization of intangible assets	1,495	1,478	2,842	2,792
Adjusted Segment EBITDA	$30,699	$21,694	$57,278	$34,404
Gross profit (1)	$47,727	$41,200	$91,859	$72,345
Percentage change in gross profit from prior year	15.8%	3.9%	27.0%	-9.7%
Gross profit margin (2)	26.0%	27.2%	26.1%	25.5%
Adjusted Segment EBITDA as a percentage of revenues	16.7%	14.3%	16.2%	12.1%
Number of revenue-generating professionals (at period end)	884	810	884	810
Percentage change in number of revenue-generating professionals from prior year	9.1%	13.8%	9.1%	13.8%
Utilization rate of billable professionals	75%	73%	75%	70%
Average billable rate per hour	$524	$508	$504	$478

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenues increased $31.8 million, or 21.0%, to $183.3 million for the three months ended June 30, 2021, which included a 4.3% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $25.3 million, or 16.7%, primarily due to higher demand for our non-M&A-related antitrust and financial economics services, as well as higher realized rates for international arbitration services, which was partially offset by lower realized rates and demand for our M&A-related antitrust services.
Gross profit increased $6.5 million, or 15.8%, to $47.7 million for the three months ended June 30, 2021. Gross profit margin decreased 1.2 percentage points for the three months ended June 30, 2021. The decrease in gross profit margin was primarily due to lower realization and an unfavorable mix of contractor expenses, which was partially offset by lower compensation as a percentage of revenues.
SG&A expenses decreased $2.4 million, or 11.5%, to $18.5 million for the three months ended June 30, 2021, which included a 5.2% estimated negative impact from FX. SG&A expenses of 10.1% of revenues for the three months ended June 30, 2021 compared with 13.8% of revenues for the three months ended June 30, 2020. The decrease in SG&A expenses was primarily driven by lower bad debt expense.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenues increased $68.9 million, or 24.3%, to $352.6 million for the six months ended June 30, 2021, which included a 3.6% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $58.8 million, or 20.7%, primarily due to higher demand for our non-M&A-related antitrust and financial economics services, along with higher realized rates and demand for international arbitration services, which was partially offset by lower realized rates for our M&A-related and non-M&A-related antitrust services.
Gross profit increased $19.5 million, or 27.0%, to $91.9 million for the six months ended June 30, 2021. Gross profit margin increased 0.6 percentage points for the six months ended June 30, 2021. The increase in gross profit margin was primarily due to a 5 percentage point improvement in utilization, which was partially offset by higher variable compensation and an increase in contractor expenses as a percentage of revenues.
SG&A expenses decreased $3.2 million, or 7.9%, to $37.4 million for the six months ended June 30, 2021, which included a 4.3% estimated negative impact from FX. SG&A expenses of 10.6% of revenues for the six months ended June 30, 2021 compared with 14.3% of revenues for the six months ended June 30, 2020. The decrease in SG&A expenses was primarily driven by lower bad debt, travel and entertainment, and other general and administrative expenses.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Revenues	$78,646	$47,084	$158,105	$105,807
Percentage change in revenues from prior year	67.0%	-15.4%	49.4%	-1.1%
Operating expenses
Direct cost of revenues	45,666	30,531	91,223	63,708
Selling, general and administrative expenses	17,640	13,121	32,983	27,078
	63,306	43,652	124,206	90,786
Segment operating income	15,340	3,432	33,899	15,021
Percentage change in segment operating income from prior year	347.0%	-67.5%	125.7%	-28.4%
Add back:
Depreciation and amortization of intangible assets	3,178	3,003	6,217	5,898
Adjusted Segment EBITDA	$18,518	$6,435	$40,116	$20,919
Gross profit (1)	$32,980	$16,553	$66,882	$42,099
Percentage change in gross profit from prior year	99.2%	-31.5%	58.9%	-10.3%
Gross profit margin (2)	41.9%	35.2%	42.3%	39.8%
Adjusted Segment EBITDA as a percentage of revenues	23.5%	13.7%	25.4%	19.8%
Number of revenue-generating professionals (at period end) (3)	429	386	429	386
Percentage change in number of revenue-generating professionals from prior year	11.1%	19.5%	11.1%	19.5%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenues increased $31.6 million, or 67.0%, to $78.6 million for the three months ended June 30, 2021, which included a 3.6% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $29.9 million, or 63.4%, primarily due to increased demand for our managed review, hosting and consulting services, largely related to cross-border investigation, litigation and M&A-related “second request” engagements.
Gross profit increased $16.4 million, or 99.2%, to $33.0 million for the three months ended June 30, 2021. Gross profit margin increased 6.7 percentage points for the three months ended June 30, 2021. The increase in gross profit margin was primarily due to a favorable mix of higher margin services, including managed review, processing and hosting.
SG&A expenses increased $4.5 million, or 34.4%, to $17.6 million for the three months ended June 30, 2021, which included a 2.8% estimated negative impact from FX. SG&A expenses of 22.4% of revenues for the three months ended June 30, 2021 compared with 27.9% of revenues for the three months ended June 30, 2020. The increase in SG&A expenses was primarily driven by higher compensation costs and bad debt expense, as well as other general and administrative expenses.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenues increased $52.3 million, or 49.4%, to $158.1 million for the six months ended June 30, 2021, which included a 3.2% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $48.9 million, or 46.2%, primarily due to increased demand for our managed review and hosting services, largely related to M&A-related “second request,” litigation and cross-border investigation engagements.
Gross profit increased $24.8 million, or 58.9%, to $66.9 million for the six months ended June 30, 2021. Gross profit margin increased 2.5 percentage points for the six months ended June 30, 2021. The increase in gross profit margin was primarily due to a favorable mix of higher margin services, including managed review and hosting.
SG&A expenses increased $5.9 million, or 21.8%, to $33.0 million for the six months ended June 30, 2021, which included a 2.5% estimated negative impact from FX. SG&A expenses of 20.9% of revenues for the six months ended June 30, 2021 compared with 25.6% of revenues for the six months ended June 30, 2020. The increase in SG&A expenses was primarily driven by higher compensation costs, bad debt expense and other general and administrative expenses, which was partially offset by lower travel and entertainment expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Revenues	$67,817	$56,883	$128,338	$115,269
Percentage change in revenues from prior year	19.2%	-3.8%	11.3%	-1.3%
Operating expenses
Direct cost of revenues	42,302	36,923	81,628	74,563
Selling, general and administrative expenses	12,572	10,478	23,908	23,034
Amortization of intangible assets	745	684	1,484	1,382
	55,619	48,085	107,020	98,979
Segment operating income	12,198	8,798	21,318	16,290
Percentage change in segment operating income from prior year	38.6%	-3.7%	30.9%	-15.8%
Add back:
Depreciation and amortization of intangible assets	1,303	1,236	2,581	2,520
Adjusted Segment EBITDA	$13,501	$10,034	$23,899	$18,810
Gross profit (1)	$25,515	$19,960	$46,710	$40,706
Percentage change in gross profit from prior year	27.8%	-11.6%	14.7%	-10.0%
Gross profit margin (2)	37.6%	35.1%	36.4%	35.3%
Adjusted Segment EBITDA as a percentage of revenues	19.9%	17.6%	18.6%	16.3%
Number of revenue-generating professionals (at period end)	771	761	771	761
Percentage change in number of revenue-generating professionals from prior year	1.3%	13.2%	1.3%	13.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenues increased $10.9 million, or 19.2%, to $67.8 million for the three months ended June 30, 2021, which included a 6.3% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $7.3 million, or 12.9%, primarily due to growth in project-and retainer-based revenues, mainly driven by higher demand for our corporate reputation and public affairs services.
Gross profit increased $5.6 million, or 27.8%, to $25.5 million for the three months ended June 30, 2021. Gross profit margin increased 2.5 percentage points for the three months ended June 30, 2021. The increase in gross profit margin was driven by lower compensation as a percentage of revenues.
SG&A expenses increased $2.1 million, or 20.0%, to $12.6 million for the three months ended June 30, 2021, which included a 6.1% estimated negative impact from FX. SG&A expenses of 18.5% of revenues for the three months ended June 30, 2021 compared with 18.4% of revenues for the three months ended June 30, 2020. The increase in SG&A expenses was primarily due to higher infrastructure support costs and other general and administrative expenses.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenues increased $13.1 million, or 11.3%, to $128.3 million for the six months ended June 30, 2021, which included a 5.2% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $7.0 million, or 6.1%, primarily due to growth in project-based revenues, driven by higher demand for our public affairs and corporate reputation services, which was partially offset by lower pass-through revenues.
Gross profit increased $6.0 million, or 14.7%, to $46.7 million for the six months ended June 30, 2021. Gross profit margin increased 1.1 percentage points for the six months ended June 30, 2021. The increase in gross profit margin was driven by a smaller proportion of lower margin pass-through revenues.

SG&A expenses increased $0.9 million, or 3.8%, to $23.9 million for the six months ended June 30, 2021, which included a 5.0% estimated negative impact from FX. SG&A expenses of 18.6% of revenues for the six months ended June 30, 2021 compared with 20.0% of revenues for the six months ended June 30, 2020. Excluding the estimated impact from FX, SG&A expenses were in line with the six months ended June 30, 2020.
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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash Flows	(dollars in thousands)
Net cash provided by (used in) operating activities	$(41,026)	$29,414
Net cash used in investing activities	$(37,529)	$(13,885)
Net cash provided by (used in) financing activities	$39,498	$(70,051)
DSO	102	98
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

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net cash used in operating activities was $41.0 million for the six months ended June 30, 2021 compared with $29.4 million in net cash provided by operating activities for the six months ended June 30, 2020. The increase in net cash used in operating activities was primarily due to an increase in salaries related to headcount growth and higher annual bonus payments, which was partially offset by higher cash collections resulting from higher revenues compared to the same period in the prior year. DSO was 102 days as of June 30, 2021 and 98 days as of June 30, 2020.
Net cash used in investing activities increased $23.6 million, or 170.3%, to $37.5 million for the six months ended June 30, 2021. The increase in net cash used in investing activities was primarily due to an increase of $13.8 million in capital expenditures, mainly related to leasehold improvement costs for our new principal office space in New York, New York. Additionally, we paid $9.8 million for the acquisition of a business.
Net cash provided by financing activities was $39.5 million for the six months ended June 30, 2021 compared with $70.1 million in net cash used in financing activities for the six months ended June 30, 2020. The increase in net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to an increase in net borrowings of $65.0 million under our senior secured bank revolving credit facility (the "Credit Facility") and a decrease of $53.5 million in payments for common stock repurchases under the Repurchase Program as compared to the same period in the prior year.

Capital Resources
As of June 30, 2021, our capital resources included $256.9 million of cash and cash equivalents and available borrowing capacity of $448.9 million under the $550.0 million revolving line of credit under our Credit Facility. As of June 30, 2021, we had $100.0 million of outstanding borrowings under our Credit Facility and $1.1 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under our Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Agreement and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of June 30, 2021, we were in compliance with the covenants contained in the

Credit Agreement and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture"), governing the 2023 Convertible Notes.
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
During the six months ended June 30, 2021, we spent $27.7 million in capital expenditures to support our organization, including direct support for specific client engagements. We currently expect to make additional capital expenditures to support our organization in an aggregate amount between $48 million and $58 million, which includes costs related to leasehold improvements for our new principal office space in New York, New York, for the remainder of 2021. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
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
Each $1,000 principal amount of the 2023 Convertible Notes will be convertible into 9.8643 shares of our common stock, which is equivalent to a conversion price of approximately $101.38 per share of common stock, at maturity, subject to adjustment upon the occurrence of specified events. Prior to the close of business on the business day immediately preceding May 15, 2023, the 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances. During the quarter ended June 30, 2021, the closing price of our common stock exceeded 130% of the conversion price of our 2023 Convertible Notes for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding quarter. As a result, holders may convert their 2023 Convertible Notes at any time beginning on July 1, 2021 and ending on September 30, 2021.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1 through April 30, 2021	10	(2)	$142.94	—	$167,058
May 1 through May 31, 2021	1	(3)	$141.90	—	$167,058
June 1 through June 30, 2021	2	(4)	$140.52	—	$167,058
	13			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended June 30, 2021.
(2)Includes 10,211 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 540 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 1,977 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2021

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)