Form 10-Q
period 2021-09-30
FTI CONSULTING, INC
filed 2021-10-28
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2021
Common Stock, $0.01 par value	34,288,467

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$342,527	$294,953
Accounts receivable, net	809,878	711,357
Current portion of notes receivable	32,823	35,253
Prepaid expenses and other current assets	83,266	88,144
Total current assets	1,268,494	1,129,707
Property and equipment, net	132,857	101,642
Operating lease assets	224,961	156,645
Goodwill	1,234,023	1,234,879
Intangible assets, net	34,504	41,550
Notes receivable, net	59,123	61,121
Other assets	52,962	51,819
Total assets	$3,006,924	$2,777,363
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$157,794	$170,066
Accrued compensation	451,549	455,933
Billings in excess of services provided	36,279	44,172
Total current liabilities	645,622	670,171
Long-term debt, net	319,355	286,131
Noncurrent operating lease liabilities	232,390	161,677
Deferred income taxes	168,232	158,342
Other liabilities	97,022	100,861
Total liabilities	1,462,621	1,377,182
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 34,295 (2021) and 34,481 (2020)	343	345
Additional paid-in capital	8,490	—
Retained earnings	1,659,947	1,506,271
Accumulated other comprehensive loss	(124,477)	(106,435)
Total stockholders' equity	1,544,303	1,400,181
Total liabilities and stockholders' equity	$3,006,924	$2,777,363

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$702,228	$622,249	$2,099,991	$1,834,694
Operating expenses
Direct cost of revenues	472,235	417,179	1,431,381	1,232,437
Selling, general and administrative expenses	138,600	122,102	399,076	375,989
Special charges	—	7,103	—	7,103
Amortization of intangible assets	2,860	2,795	8,515	7,440
	613,695	549,179	1,838,972	1,622,969
Operating income	88,533	73,070	261,019	211,725
Other income (expense)
Interest income and other	5,175	(3,340)	5,297	3,879
Interest expense	(5,073)	(5,151)	(15,164)	(15,169)
	102	(8,491)	(9,867)	(11,290)
Income before income tax provision	88,635	64,579	251,152	200,435
Income tax provision	19,155	14,407	54,394	45,342
Net income	$69,480	$50,172	$196,758	$155,093
Earnings per common share — basic	$2.07	$1.41	$5.88	$4.30
Earnings per common share — diluted	$1.96	$1.35	$5.58	$4.11
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(18,607)	$21,330	$(18,042)	$(204)
Total other comprehensive income (loss), net of tax	(18,607)	21,330	(18,042)	(204)
Comprehensive income	$50,873	$71,502	$178,716	$154,889

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$64,496	$—	$64,496
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(5,242)	(5,242)
Issuance of common stock in connection with:
Exercise of options	12	—	434	—	—	434
Restricted share grants, less net settled shares of 63	157	1	(7,232)	—	—	(7,231)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,082)	—	(46,133)
Share-based compensation	—	—	7,242	—	—	7,242
Balance at March 31, 2021	34,228	$342	$—	$1,527,685	$(111,677)	$1,416,350
Net income	—	$—	$—	$62,782	$—	$62,782
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,807	5,807
Issuance of common stock in connection with:
Exercise of options	33	1	1,136	—	—	1,137
Restricted share grants, less net settled shares of 13	21	—	(1,814)	—	—	(1,814)
Share-based compensation	—	—	4,948	—	—	4,948
Balance at June 30, 2021	34,282	$343	$4,270	$1,590,467	$(105,870)	$1,489,210
Net income	—	$—	$—	$69,480	$—	$69,480
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(18,607)	(18,607)
Issuance of common stock in connection with:
Exercise of options	4	—	126	—	—	126
Restricted share grants, less net settled shares of 6	9	—	(866)	—	—	(866)
Share-based compensation	—	—	4,960	—	—	4,960
Balance at September 30, 2021	34,295	$343	$8,490	$1,659,947	$(124,477)	$1,544,303

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$56,747	$—	$56,747
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(31,102)	(31,102)
Issuance of common stock in connection with:
Exercise of options	34	1	1,206	—	—	1,207
Restricted share grants, less net settled shares of 58	136	1	(6,768)	—	—	(6,767)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(450)	(5)	(50,306)	—	—	(50,311)
Share-based compensation	—	—	7,454	—	—	7,454
Balance at March 31, 2020	37,110	$371	$170,062	$1,470,200	$(171,949)	$1,468,684
Net income	—	$—	$—	$48,174	$—	$48,174
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,568	9,568
Issuance of common stock in connection with:
Exercise of options	33	—	1,191	—	—	1,191
Restricted share grants, less net settled shares of 18	38	1	(2,155)	—	—	(2,154)
Purchase and retirement of common stock	(471)	(5)	(51,048)	—	—	(51,053)
Share-based compensation	—	—	4,693	—	—	4,693
Balance at June 30, 2020	36,710	$367	$122,743	$1,518,374	$(162,381)	$1,479,103
Net income	—	$—	$—	$50,172	$—	$50,172
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	21,330	21,330
Issuance of common stock in connection with:
Exercise of options	43	—	1,536	—	—	1,536
Restricted share grants, less net settled shares of 2	24	—	(207)	—	—	(207)
Purchase and retirement of common stock	(749)	(7)	(82,859)	—	—	(82,866)
Share-based compensation	—	—	5,429	—	—	5,429
Balance at September 30, 2020	36,028	$360	$46,642	$1,568,546	$(141,051)	$1,474,497

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$196,758	$155,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,631	23,655
Amortization and impairment of intangible assets	8,515	7,440
Acquisition-related contingent consideration	(1,014)	4,652
Provision for expected credit losses	14,816	15,608
Share-based compensation	17,150	17,576
Amortization of debt discount and issuance costs and other	8,551	9,073
Deferred income taxes	5,128	(1,658)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(115,544)	(86,491)
Notes receivable	4,392	3,346
Prepaid expenses and other assets	1,145	8,294
Accounts payable, accrued expenses and other	(22,745)	7,713
Income taxes	18,025	(14,635)
Accrued compensation	2,803	(18,985)
Billings in excess of services provided	(7,691)	10,296
Net cash provided by operating activities	155,920	140,977
Investing activities
Payments for acquisition of businesses, net of cash received	(9,833)	(25,271)
Purchases of property and equipment and other	(52,441)	(25,105)
Net cash used in investing activities	(62,274)	(50,376)
Financing activities
Borrowings under revolving line of credit	377,500	149,500
Repayments under revolving line of credit	(352,500)	(124,500)
Purchase and retirement of common stock	(46,133)	(175,832)
Share-based compensation tax withholdings and other	(8,277)	(5,195)
Payments for business acquisition liabilities	(7,496)	(3,948)
Deposits	1,928	4,561
Net cash used in financing activities	(34,978)	(155,414)
Effect of exchange rate changes on cash and cash equivalents	(11,094)	98
Net increase (decrease) in cash and cash equivalents	47,574	(64,715)
Cash and cash equivalents, beginning of period	294,953	369,373
Cash and cash equivalents, end of period	$342,527	$304,658
Supplemental cash flow disclosures
Cash paid for interest	$8,756	$7,115
Cash paid for income taxes, net of refunds	$31,240	$61,636
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,603	$2,314
Purchase and retirement of common stock not yet paid	$—	$8,540
Business acquisition liabilities not yet paid	$—	$3,460
Non-cash additions to property and equipment	$4,435	$1,203
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
2. New Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain events. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In November 2020, the SEC issued Rule 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. The amendment enhances and clarifies the disclosure requirements for liquidity and capital resources, eliminates the requirement to present five years of Selected Financial Data, amends the requirement to present two years of tabular selected quarterly financial data so that registrants only need to disclose when there are material retrospective changes and eliminates the tabular disclosure of contractual obligations. The final rules were effective on February 10, 2021 and registrants are required to apply the amended rules for the first fiscal year ending on or after August 9, 2021. The Company is in the process of evaluating the impact of this amendment on its related disclosures.
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
Because we expect to settle the principal amount of the outstanding 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") in cash, we use the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share, if applicable. The conversion feature had a dilutive impact on earnings per common share for the three and nine months ended September 30, 2021 and 2020, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 9, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator — basic and diluted
Net income	$69,480	$50,172	$196,758	$155,093
Denominator
Weighted average number of common shares outstanding — basic	33,495	35,639	33,478	36,073
Effect of dilutive restricted shares	662	708	697	774
Effect of dilutive stock options	363	402	369	436
Effect of dilutive convertible notes	842	337	721	425
Weighted average number of common shares outstanding — diluted	35,362	37,086	35,265	37,708
Earnings per common share — basic	$2.07	$1.41	$5.88	$4.30
Earnings per common share — diluted	$1.96	$1.35	$5.58	$4.11
Antidilutive stock options and restricted shares	2	83	5	50
4. Special Charges
There were no special charges recorded during the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York; and
•$2.4 million of severance and other employee-related costs in our Forensic and Litigation Consulting ("FLC") segment.
The following table details the special charge by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Corporate Finance & Restructuring	$—	$861	$—	$861
FLC	—	3,484	—	3,484
Economic Consulting	—	35	—	35
Technology	—	276	—	276
Strategic Communication	—	2,074	—	2,074
Segment special charge	—	6,730	—	6,730
Unallocated Corporate	—	373	—	373
Total	$—	$7,103	$—	$7,103

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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $11.5 million and $23.0 million for the three and nine months ended September 30, 2021, respectively, and $2.6 million and $15.1 million for the three and nine months ended September 30, 2020, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of September 30, 2021 and December 31, 2020, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $4.1 million and $8.5 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $1.3 million as of September 30, 2021 and $2.6 million as of December 31, 2020.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of September 30, 2021 and December 31, 2020, respectively.

6. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of "Accounts receivable, net" as presented on the Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Accounts receivable:
Billed receivables	$560,046	$513,459
Unbilled receivables	290,352	236,285
Allowance for expected credit losses	(40,520)	(38,387)
Accounts receivable, net	$809,878	$711,357
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
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for expected credit losses (1)	$6,580	$3,984	$14,816	$15,608
Write-offs	$5,746	$6,182	$15,464	$19,707

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

7. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2020	$506,072	$233,374	$269,087	$96,821	$129,525	$1,234,879
Acquisitions	—	5,493	—	—	—	5,493
Foreign currency translation adjustment and other	(4,149)	(680)	(168)	(11)	(1,341)	(6,349)
Balance at September 30, 2021	$501,923	$238,187	$268,919	$96,810	$128,184	$1,234,023

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring ("Corporate Finance"), FLC, Economic Consulting or Technology segments as of September 30, 2021 and December 31, 2020, respectively.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $322.3 million and $323.7 million as of September 30, 2021 and December 31, 2020, respectively, and accumulated impairment losses of $194.1 million as of September 30, 2021 and December 31, 2020.
During the nine months ended September 30, 2021, we acquired certain assets of a business that were assigned to the FLC segment. We recorded $5.5 million in goodwill as a result of the acquisition and we have included the results of the acquired business’s operations in the FLC segment since its acquisition date.
Intangible Assets
Intangible assets were as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	$112,818	$91,069	$21,749	$111,556	$85,180	$26,376
Trademarks	11,245	4,292	6,953	11,809	2,768	9,041
Acquired software and other	3,461	2,759	702	3,618	2,585	1,033
	127,524	98,120	29,404	126,983	90,533	36,450
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$132,624	$98,120	$34,504	$132,083	$90,533	$41,550

(1)     During the nine months ended September 30, 2021, we acquired certain assets of a business, and its related intangible assets were assigned to the FLC segment.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.9 million and $8.5 million for the three and nine months ended September 30, 2021, respectively, and $2.8 million and $7.4 million for the three and nine months ended September 30, 2020, respectively.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of September 30, 2021 (1)
2021 (remaining)	$2,325
2022	8,824
2023	5,122
2024	3,693
2025	3,014
Thereafter	6,426
$29,404

(1)Actual amortization expense to be reported in future periods could differ from these estimates because of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
8. Financial Instruments
The table below presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)(2)	$14,568	$—	$—	$14,568
2023 Convertible Notes (3)	294,355	—	444,957	—
Total	$308,923	$—	$444,957	$14,568

	December 31, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)(2)	$20,118	$—	$—	$20,118
2023 Convertible Notes (3)	286,131	—	396,982	—
Total	$306,249	$—	$396,982	$20,118

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)During the nine months ended September 30, 2021, we acquired certain assets of a business and recorded an acquisition-related contingent consideration liability.
(3)The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of September 30, 2021 and December 31, 2020.
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
The table below presents the change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments:

Contingent Consideration
Balance at December 31, 2020	$20,118
Accretion expense (1)	1,289
Payments	(1,000)
Foreign currency translation adjustment (2)	(612)
Balance at March 31, 2021	$19,795
Additions	1,093
Accretion expense (1)	676
Payments	(4,122)
Foreign currency translation adjustment (2)	264
Remeasurement gain (3)	(3,095)
Balance at June 30, 2021	$14,611
Accretion expense (1)	116
Foreign currency translation adjustment (2)	(159)
Balance at September 30, 2021	$14,568

Contingent Consideration
Balance at December 31, 2019	$14,826
Accretion expense (1)	506
Foreign currency translation adjustment (2)	(148)
Balance at March 31, 2020	$15,184
Accretion expense (1)	614
Payments	(4,692)
Foreign currency translation adjustment (2)	88
Balance at June 30, 2020	$11,194
Additions	3,460
Accretion expense (1)	3,532
Foreign currency translation adjustment (2)	359
Balance at September 30, 2020	$18,545

(1)Accretion expense is included in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Condensed Consolidated Statements of Comprehensive Income.
(3)Remeasurement gain or loss resulting from a change in the fair value of an acquisition's contingent consideration liability is recorded in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.

9. Debt
The table below presents the components of the Company’s debt:

	September 30, 2021	December 31, 2020
2023 Convertible Notes	$316,250	$316,250
Credit Facility	25,000	—
Total debt	341,250	316,250
Less: deferred debt discount	(19,169)	(26,310)
Less: deferred debt issue costs	(2,726)	(3,809)
Long-term debt, net (1)	$319,355	$286,131
Additional paid-in capital	$35,306	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,131	$34,131

(1)There were no current portions of long-term debt as of September 30, 2021 and December 31, 2020.
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
The 2023 Convertible Notes are convertible at maturity at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Subject to the conditions set forth in the indenture governing the 2023 Convertible Notes, holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding May 15, 2023. The 2023 Convertible Notes were convertible during the three months ended September 30, 2021 and the number of notes submitted for conversion was immaterial. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of September 30, 2021, therefore, holders may convert their notes at any time beginning on October 1, 2021 and ending on December 31, 2021. We continue to classify the net carrying amount of the 2023 Convertible Notes as long-term debt based on our intent and ability to refinance the principal portion of our debt on a long-term basis.
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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,581	$1,581	$4,744	$4,744
Amortization of debt discount (1)	2,412	2,286	7,141	6,766
Total	$3,993	$3,867	$11,885	$11,510

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
The Company classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. As of September 30, 2021, $1.1 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $1.0 million and $1.3 million of unamortized debt issue costs related to the Credit Facility as of September 30, 2021 and December 31, 2020, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.
10. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term, which may include renewal or termination options that are reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to seven years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The current period disclosures below include our new principal office space in New York, New York, as we accepted possession of the premises on April 1, 2021.
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$224,961	$156,645
Total lease assets		$224,961	$156,645
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$32,924	$42,716
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	232,390	161,677
Total lease liabilities		$265,314	$204,393
The table below summarizes total lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2021	2020	2021	2020
Operating lease costs	$14,476	$15,769	$40,965	$39,368
Short-term lease costs	398	768	1,361	1,778
Variable lease costs	3,368	3,730	9,579	9,563
Sublease income	(1,048)	(1,048)	(3,143)	(3,178)
Total lease cost, net	$17,194	$19,219	$48,762	$47,531
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $0.8 million in the remainder of 2021, $0.8 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of September 30, 2021
2021 (remaining)	$(969)
2022	51,093
2023	48,335
2024	43,196
2025	36,176
Thereafter	167,613
Total future lease payments	345,444
Less: imputed interest	(80,130)
Total	$265,314

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$45,754	$41,078

Operating lease assets obtained in exchange for lease liabilities	$98,472	$23,653

Weighted average remaining lease term (years)
Operating leases	8.7	6.8

Weighted average discount rate
Operating leases	5.4%	5.5%
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
12. Share-Based Compensation
During the nine months ended September 30, 2021, we granted 106,560 restricted share awards, 38,169 restricted stock units and 103,220 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2021, 11,242 shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 27,221 performance stock units were forfeited during the nine months ended September 30, 2021.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2021	2020	2021	2020
Direct cost of revenues	$2,441	$2,404	$10,172	$10,268
Selling, general and administrative expenses	2,830	2,837	9,762	8,773
Total share-based compensation expense	$5,271	$5,241	$19,934	$19,041

13. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2021, we have $167.1 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock repurchased and retired	—	749	422	1,670
Average price paid per share	$—	$110.57	$109.37	$110.27
Total cost	$—	$82,852	$46,124	$184,196
As we repurchase our common shares, we reduce stated capital on our Condensed Consolidated Balance Sheets for the $0.01 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction to additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During the nine months ended September 30, 2021, due to the volume of repurchases, we recorded a reduction to stated capital for the par value of the shares repurchased, with a portion of the excess purchase price over par value recorded as a reduction to additional paid-in capital of $3.0 million and the remainder of the excess purchase price over par value of $43.1 million recorded as a reduction of retained earnings.
Common stock outstanding was 34.3 million shares and 34.5 million shares as of September 30, 2021 and December 31, 2020, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Corporate Finance	$250,321	$236,615	$707,495	$690,375
FLC	145,264	119,104	446,831	373,082
Economic Consulting	172,543	154,978	525,122	438,609
Technology	64,657	58,585	222,762	164,392
Strategic Communications	69,443	52,967	197,781	168,236
Total revenues	$702,228	$622,249	$2,099,991	$1,834,694
Adjusted Segment EBITDA
Corporate Finance	$55,635	$56,215	$133,248	$181,425
FLC	16,620	13,591	64,054	25,752
Economic Consulting	29,917	25,720	87,195	60,124
Technology	7,835	11,939	47,951	32,858
Strategic Communications	15,489	8,427	39,388	27,237
Total Adjusted Segment EBITDA	$125,496	$115,892	$371,836	$327,396
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$69,480	$50,172	$196,758	$155,093
Add back:
Income tax provision	19,155	14,407	54,394	45,342
Interest income and other	(5,175)	3,340	(5,297)	(3,879)
Interest expense	5,073	5,151	15,164	15,169
Unallocated corporate expenses	25,974	26,061	82,041	79,928
Segment depreciation expense	8,130	7,236	23,394	21,573
Amortization of intangible assets	2,859	2,795	8,512	7,440
Segment special charges	—	6,730	—	6,730
Remeasurement of acquisition-related contingent consideration	—	—	(3,130)	—
Total Adjusted Segment EBITDA	$125,496	$115,892	$371,836	$327,396

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for the three and nine months ended September 30, 2021 and 2020 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$702,228	$622,249	$2,099,991	$1,834,694
Special charges (1)	$—	$7,103	$—	$7,103
Net income	$69,480	$50,172	$196,758	$155,093
Adjusted EBITDA	$100,260	$90,917	$292,035	$249,924
Earnings per common share — diluted	$1.96	$1.35	$5.58	$4.11
Adjusted earnings per common share — diluted	$2.02	$1.54	$5.64	$4.39
Net cash provided by operating activities	$196,946	$111,563	$155,920	$140,977
Total number of employees	6,690	6,264	6,690	6,264

(1)    Excluded from non-GAAP financial measures.
Third Quarter 2021 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2021 increased $80.0 million, or 12.9%, to $702.2 million, as compared to the three months ended September 30, 2020, which included a 1.6% estimated positive impact from FX. Acquisition-related revenues contributed $3.7 million compared to the same quarter in the prior year. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $66.4 million, or 10.7%, primarily due to increased demand for all of our segments compared to the same quarter in the prior year.
Special Charges
There were no special charges recorded during the three months ended September 30, 2021.
During the three months ended September 30, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York; and
•$2.4 million of severance and other employee-related costs in our FLC segment.
The following table details the special charge by segment:

	Three Months Ended September 30,
	2021	2020
Corporate Finance	$—	$861
FLC	—	3,484
Economic Consulting	—	35
Technology	—	276
Strategic Communication	—	2,074
Segment special charge	—	6,730
Unallocated Corporate	—	373
Total	$—	$7,103

Net income
Net income for the three months ended September 30, 2021 increased $19.3 million, or 38.5%, to $69.5 million, as compared to the three months ended September 30, 2020. The increase in net income was primarily due to an increase in revenues and FX remeasurement gains, which was partially offset by an increase in compensation expenses, including the impact of a 6.9% increase in billable headcount and higher variable compensation, as well as higher selling, general and administrative ("SG&A") expenses, compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2021 increased $9.3 million, or 10.3%, to $100.3 million, as compared to the three months ended September 30, 2020. Adjusted EBITDA Margin of 14.3% for the three months ended September 30, 2021 compared with 14.6% for the three months ended September 30, 2020. The increase in Adjusted EBITDA was due to an increase in revenues, which was partially offset by an increase in compensation expenses, including the impact of a 6.9% increase in billable headcount and higher variable compensation, as well as higher SG&A expenses compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2021 increased $0.61 to $1.96 compared to $1.35 for the three months ended September 30, 2020. The increase in EPS was primarily due to the higher net income described above and a decline in diluted weighted average shares outstanding.
Adjusted EPS increased $0.48 to $2.02 for the three months ended September 30, 2021 compared to $1.54 for the three months ended September 30, 2020. Adjusted EPS for the three months ended September 30, 2021 excludes $2.4 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.06. Adjusted EPS for the three months ended September 30, 2020 excluded $7.1 million of special charges and $2.3 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.14 and $0.05, respectively.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended September 30, 2021 increased $85.4 million to $196.9 million compared with $111.6 million for the three months ended September 30, 2020. The increase in net cash provided by operating activities was primarily due to increased cash collections, which was partially offset by an increase in salaries primarily related to headcount growth and other operating expenses. Days sales outstanding (“DSO”) of 100 days at September 30, 2021 compared to 104 days at September 30, 2020.
Free Cash Flow was an inflow of $172.2 million and $99.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase for the three months ended September 30, 2021 was primarily due to higher net cash provided by operating activities, as described above, partially offset by an increase in net cash used for purchases of property and equipment.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic created global volatility, economic uncertainty and general market disruption, and it has impacted each of our segments, practices and regions differently. During the three months ended September 30, 2021, the COVID-19 pandemic continued to impact our ability to deliver certain services due to travel restrictions, court closures, backlogs at courts and government moratoriums on restructuring, which is varied in each region. Although we have not been materially adversely impacted by illness in our employee population, the COVID-19 pandemic could negatively impact employee retention or headcount growth, which differs by segment, position and geography and is difficult to quantify. Evolving business practices as well as fiscal and monetary policies have mitigated the negative economic impact of the pandemic in certain key geographies, such as in North America. The COVID-19 pandemic and its impact on our business and the health and welfare of our employees continues to be difficult to predict, especially due to uncertainty arising from COVID-19 variants, the efficacy of vaccinations, and the roll-out of vaccination programs around the world, including vaccine mandates imposed by governments that could apply to us and our employees and requirements imposed by our clients relating to the vaccination status of our employees who serve such clients.

Headcount
Our total headcount increased 5.8% from 6,321 as of December 31, 2020 to 6,690 as of September 30, 2021. The following table includes the net billable headcount additions (reductions) for the nine months ended September 30, 2021:

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2020	1,655	1,343	891	408	770	5,067
Additions (reductions), net	29	24	(1)	15	8	75
March 31, 2021	1,684	1,367	890	423	778	5,142
Additions (reductions), net	(52)	32	(6)	6	(7)	(27)
June 30, 2021	1,632	1,399	884	429	771	5,115
Additions, net	72	77	41	14	46	250
September 30, 2021	1,704	1,476	925	443	817	5,365
Percentage change in headcount from December 31, 2020	3.0%	9.9%	3.8%	8.6%	6.1%	5.9%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$250,321	$236,615	$707,495	$690,375
FLC	145,264	119,104	446,831	373,082
Economic Consulting	172,543	154,978	525,122	438,609
Technology	64,657	58,585	222,762	164,392
Strategic Communications	69,443	52,967	197,781	168,236
Total revenues	$702,228	$622,249	$2,099,991	$1,834,694
Segment operating income
Corporate Finance	$52,316	$52,372	$126,718	$172,847
FLC	15,101	8,729	59,599	17,853
Economic Consulting	28,455	24,304	82,891	55,916
Technology	4,416	8,621	38,315	23,642
Strategic Communications	14,219	5,105	35,537	21,395
Total segment operating income	114,507	99,131	343,060	291,653
Unallocated corporate expenses	(25,974)	(26,061)	(82,041)	(79,928)
Operating income	88,533	73,070	261,019	211,725
Other income (expense)
Interest income and other	5,175	(3,340)	5,297	3,879
Interest expense	(5,073)	(5,151)	(15,164)	(15,169)
	102	(8,491)	(9,867)	(11,290)
Income before income tax provision	88,635	64,579	251,152	200,435
Income tax provision	19,155	14,407	54,394	45,342
Net income	$69,480	$50,172	$196,758	$155,093
Earnings per common share — basic	$2.07	$1.41	$5.88	$4.30
Earnings per common share — diluted	$1.96	$1.35	$5.58	$4.11

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$69,480	$50,172	$196,758	$155,093
Add back:
Income tax provision	19,155	14,407	54,394	45,342
Interest income and other	(5,175)	3,340	(5,297)	(3,879)
Interest expense	5,073	5,151	15,164	15,169
Depreciation and amortization	8,867	7,949	25,631	23,656
Amortization of intangible assets	2,860	2,795	8,515	7,440
Special charges	—	7,103	—	7,103
Remeasurement of acquisition-related contingent consideration	—	—	(3,130)	—
Adjusted EBITDA	$100,260	$90,917	$292,035	$249,924

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$69,480	$50,172	$196,758	$155,093
Add back:
Remeasurement of acquisition-related contingent consideration	—	—	(3,130)	—
Special charges	—	7,103	—	7,103
Tax impact of special charges	—	(1,847)	—	(1,847)
Non-cash interest expense on convertible notes	2,412	2,286	7,141	6,766
Tax impact of non-cash interest expense on convertible notes	(627)	(595)	(1,857)	(1,760)
Adjusted Net Income	$71,265	$57,119	$198,912	$165,355
Earnings per common share — diluted	$1.96	$1.35	$5.58	$4.11
Add back:
Remeasurement of acquisition-related contingent consideration	—	—	(0.09)	—
Special charges	—	0.19	—	0.19
Tax impact of special charges	—	(0.05)	—	(0.05)
Non-cash interest expense on convertible notes	0.08	0.06	0.20	0.18
Tax impact of non-cash interest expense on convertible notes	(0.02)	(0.01)	(0.05)	(0.04)
Adjusted earnings per common share — diluted	$2.02	$1.54	$5.64	$4.39
Weighted average number of common shares outstanding — diluted	35,362	37,086	35,265	37,708

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net cash provided by operating activities	$196,946	$111,563	$155,920	$140,977
Purchases of property and equipment	(24,745)	(11,764)	(52,470)	(25,663)
Free Cash Flow	$172,201	$99,799	$103,450	$115,314
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended September 30, 2021 decreased $0.1 million, or 0.3%, to $26.0 million compared with $26.1 million for the three months ended September 30, 2020. Excluding the impact of special charges recorded in 2020, unallocated corporate expenses increased by $0.3 million, or 1.1%. The increase was primarily due to higher corporate compensation costs due to headcount growth.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $8.5 million to $5.2 million for the three months ended September 30, 2021 compared with a $3.3 million loss for the three months ended September 30, 2020. The increase was primarily due to a $7.6 million increase in net FX gains.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended September 30, 2021 decreased $0.1 million to $5.1 million compared with $5.2 million for the three months ended September 30, 2020.
Income tax provision
Our income tax provision increased $4.7 million, or 33.0%, to $19.2 million for the three months ended September 30, 2021 from $14.4 million for the three months ended September 30, 2020. Our effective tax rate of 21.6% for the three months ended September 30, 2021 compared with 22.3% for the three months ended September 30, 2020. The tax rate for the three months ended September 30, 2021 was favorably impacted by a discrete tax adjustment related to the release of the valuation allowance on our deferred tax assets in Australia because of sustained profitability. Additionally, the tax rate for the three months ended September 30, 2021 and 2020 was favorably impacted by a discrete tax adjustment related to share-based compensation.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the nine months ended September 30, 2021 increased $2.1 million, or 2.6%, to $82.0 million compared with $79.9 million for the nine months ended September 30, 2020. Excluding the impact of special charges recorded in 2020, unallocated corporate expenses increased by $2.5 million, or 3.1%. The increase was primarily due to higher corporate compensation costs due to headcount growth, as well as higher infrastructure support costs to support growth in the business.

Interest income and other
Interest income and other, which includes FX gains and losses, increased $1.4 million to $5.3 million for the nine months ended September 30, 2021 compared with $3.9 million for the nine months ended September 30, 2020. The increase was primarily due to a $1.9 million increase in net FX gains.
Interest expense
Interest expense was $15.2 million for the nine months ended September 30, 2021 and 2020.
Income tax provision
Our income tax provision increased $9.1 million, or 20.0%, to $54.4 million for the nine months ended September 30, 2021 from $45.3 million for the nine months ended September 30, 2020. Our effective tax rate of 21.7% for the nine months ended September 30, 2021 compared with 22.6% for the nine months ended September 30, 2020. The tax rate for the nine months ended September 30, 2021 was favorably impacted by a discrete tax adjustment related to the future change in the U.K. tax rate and the release of the valuation allowance on our deferred tax assets in Australia because of sustained profitability. In June 2021, the U.K. government approved the U.K. tax rate increase from 19.0% to 25.0% effective in April 2023, which required us to remeasure our deferred tax asset related to an intellectual property license between our U.S. and U.K. subsidiaries. Additionally, the tax rate for the nine months ended September 30, 2021 and 2020 was favorably impacted by a discrete tax adjustment related to share-based compensation.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$69,480	$50,172	$196,758	$155,093
Add back:
Income tax provision	19,155	14,407	54,394	45,342
Interest income and other	(5,175)	3,340	(5,297)	(3,879)
Interest expense	5,073	5,151	15,164	15,169
Unallocated corporate expenses	25,974	26,061	82,041	79,928
Total segment operating income	114,507	99,131	343,060	291,653
Add back:
Segment depreciation expense	8,130	7,236	23,394	21,573
Amortization of intangible assets	2,859	2,795	8,512	7,440
Segment special charges	—	6,730	—	6,730
Remeasurement of acquisition-related contingent consideration	—	—	(3,130)	—
Total Adjusted Segment EBITDA	$125,496	$115,892	$371,836	$327,396

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of revenue-generating professionals (at period end):
Corporate Finance	1,704	1,608	1,704	1,608
FLC	1,476	1,371	1,476	1,371
Economic Consulting	925	880	925	880
Technology (1)	443	394	443	394
Strategic Communications	817	766	817	766
Total revenue-generating professionals	5,365	5,019	5,365	5,019
Utilization rates of billable professionals: (2)
Corporate Finance	62%	64%	60%	68%
FLC	54%	48%	58%	50%
Economic Consulting	68%	66%	73%	68%
Average billable rate per hour: (3)
Corporate Finance	$465	$460	$457	$468
FLC	$355	$337	$350	$333
Economic Consulting	$539	$502	$510	$482

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 440 as-needed employees during the three months ended September 30, 2021 compared with 380 as-needed employees during the three months ended September 30, 2020.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$250,321	$236,615	$707,495	$690,375
Percentage change in revenues from prior year	5.8%	23.4%	2.5%	27.2%
Operating expenses
Direct cost of revenues	161,638	150,219	479,311	422,088
Selling, general and administrative expenses	34,494	31,290	95,822	89,988
Special charges	—	861	—	861
Amortization of intangible assets	1,873	1,873	5,644	4,591
	198,005	184,243	580,777	517,528
Segment operating income	52,316	52,372	126,718	172,847
Percentage change in segment operating income from prior year	-0.1%	13.8%	-26.7%	32.5%
Add back:
Depreciation and amortization of intangible assets	3,319	2,982	9,660	7,717
Special charges	—	861	—	861
Fair value remeasurement of contingent consideration	—	—	(3,130)	—
Adjusted Segment EBITDA	$55,635	$56,215	$133,248	$181,425
Gross profit (1)	$88,683	$86,396	$228,184	$268,287
Percentage change in gross profit from prior year	2.6%	13.2%	-14.9%	24.7%
Gross profit margin (2)	35.4%	36.5%	32.3%	38.9%
Adjusted Segment EBITDA as a percentage of revenues	22.2%	23.8%	18.8%	26.3%
Number of revenue-generating professionals (at period end)	1,704	1,608	1,704	1,608
Percentage change in number of revenue-generating professionals from prior year	6.0%	36.6%	6.0%	36.6%
Utilization rate of billable professionals	62%	64%	60%	68%
Average billable rate per hour	$465	$460	$457	$468

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenues increased $13.7 million, or 5.8%, to $250.3 million for the three months ended September 30, 2021, which included a 1.5% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $10.1 million, or 4.3%, primarily due to increased demand and higher realization across our transactions and business transformation services, as well as recognition of deferred revenues, which was partially offset by lower demand for our restructuring services.
Gross profit increased $2.3 million, or 2.6%, to $88.7 million for the three months ended September 30, 2021. Gross profit margin decreased 1.1 percentage points for the three months ended September 30, 2021. The decrease in gross profit margin was primarily due to a 2 percentage point decline in utilization.
SG&A expenses increased $3.2 million, or 10.2%, to $34.5 million for the three months ended September 30, 2021, which included a 1.1% estimated negative impact from FX. SG&A expenses of 13.8% of revenues for the three months ended September 30, 2021 compared with 13.2% of revenues for the three months ended September 30, 2020. The increase in SG&A expenses was primarily due to higher bad debt, infrastructure support, rent and occupancy and other general and administrative costs, which was partially offset by a decline in acquisition-related expenses.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenues increased $17.1 million, or 2.5%, to $707.5 million for the nine months ended September 30, 2021, which included a 2.5% estimated positive impact from FX. Acquisition-related revenues contributed $22.0 million, or 3.2% of the increase for the nine months ended September 30, 2021. Excluding the estimated impact from FX and acquisition-related revenues, revenues decreased $22.4 million, or 3.2%, primarily due to lower demand for restructuring services, as well as a $6.8 million decline in pass-through revenues, which was partially offset by increased demand across our transactions and business transformation services in North America and Europe, the Middle East and Africa.
Gross profit decreased $40.1 million, or 14.9%, to $228.2 million for the nine months ended September 30, 2021. Gross profit margin decreased 6.6 percentage points for the nine months ended September 30, 2021. The decrease in gross profit margin was largely due to an 8 percentage point decline in utilization, primarily for our restructuring services.
SG&A expenses increased $5.8 million, or 6.5%, to $95.8 million for the nine months ended September 30, 2021, which included a 2.6% estimated negative impact from FX. SG&A expenses of 13.5% of revenues for the nine months ended September 30, 2021 compared with 13.0% of revenues for the nine months ended September 30, 2020. The increase in SG&A expenses was primarily due to higher rent and occupancy, infrastructure support and compensation expenses, which was partially offset by lower acquisition-related expenses.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$145,264	$119,104	$446,831	$373,082
Percentage change in revenues from prior year	22.0%	-16.5%	19.8%	-12.7%
Operating expenses
Direct cost of revenues	103,870	86,335	311,772	280,167
Selling, general and administrative expenses	26,044	20,385	74,813	70,951
Special charges	—	3,484	—	3,484
Amortization of intangible assets	249	171	647	627
	130,163	110,375	387,232	355,229
Segment operating income	15,101	8,729	59,599	17,853
Percentage change in segment operating income from prior year	73.0%	-65.8%	233.8%	-78.4%
Add back:
Depreciation and amortization of intangible assets	1,519	1,378	4,455	4,415
Special charges	—	3,484	—	3,484
Adjusted Segment EBITDA	$16,620	$13,591	$64,054	$25,752
Gross profit (1)	$41,394	$32,769	$135,059	$92,915
Percentage change in gross profit from prior year	26.3%	-36.3%	45.4%	-42.7%
Gross profit margin (2)	28.5%	27.5%	30.2%	24.9%
Adjusted Segment EBITDA as a percentage of revenues	11.4%	11.4%	14.3%	6.9%
Number of revenue-generating professionals (at period end)	1,476	1,371	1,476	1,371
Percentage change in number of revenue-generating professionals from prior year	7.7%	3.4%	7.7%	3.4%
Utilization rate of billable professionals	54%	48%	58%	50%
Average billable rate per hour	$355	$337	$350	$333

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenues increased $26.2 million, or 22.0%, to $145.3 million for the three months ended September 30, 2021, which included a 1.1% estimated positive impact from FX. Acquisition-related revenues contributed $3.7 million, or 3.1% of the increase, compared to the same quarter in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $21.3 million, or 17.8%, primarily due to higher demand for our investigations, disputes and health solutions services.
Gross profit increased $8.6 million, or 26.3%, to $41.4 million for the three months ended September 30, 2021. Gross profit margin increased 1.0 percentage point for the three months ended September 30, 2021. The increase in gross profit margin was largely related to a 6 percentage point increase in utilization, primarily in our investigations and disputes services, which was partially offset by higher variable compensation as a percentage of revenues.
SG&A expenses increased $5.7 million, or 27.8%, to $26.0 million for the three months ended September 30, 2021, which included a 1.2% estimated negative impact from FX. SG&A expenses of 17.9% of revenues for the three months ended September 30, 2021 compared with 17.1% of revenues for the three months ended September 30, 2020. The increase in SG&A expenses was primarily driven by higher rent and occupancy, bad debt, travel and entertainment and outside services expenses.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenues increased $73.7 million, or 19.8%, to $446.8 million for the nine months ended September 30, 2021, which included a 1.9% estimated positive impact from FX. Acquisition-related revenues contributed $5.7 million, or 1.5% of the increase, compared to the same period in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $60.9 million, or 16.3%, primarily due to higher demand for our investigations, disputes and health solutions services.
Gross profit increased $42.1 million, or 45.4%, to $135.1 million for the nine months ended September 30, 2021. Gross profit margin increased 5.3 percentage points for the nine months ended September 30, 2021. The increase in gross profit margin was largely related to an 8 percentage point increase in utilization, primarily in our disputes, investigations and health solutions services, which was partially offset by higher variable compensation as a percentage of revenues.
SG&A expenses increased $3.9 million, or 5.4%, to $74.8 million for the nine months ended September 30, 2021, which included a 1.9% estimated negative impact from FX. SG&A expenses of 16.7% of revenues for the nine months ended September 30, 2021 compared with 19.0% of revenues for the nine months ended September 30, 2020. The increase in SG&A expenses was primarily driven by higher infrastructure support, rent and occupancy, and other general and administrative expenses, which was partially offset by lower bad debt and travel and entertainment expenses.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$172,543	$154,978	$525,122	$438,609
Percentage change in revenues from prior year	11.3%	9.4%	19.7%	-0.2%
Operating expenses
Direct cost of revenues	123,079	110,716	383,799	322,002
Selling, general and administrative expenses	21,009	19,879	58,432	60,523
Special charges	—	35	—	35
Amortization of intangible assets	—	44	—	133
	144,088	130,674	442,231	382,693
Segment operating income	28,455	24,304	82,891	55,916
Percentage change in segment operating income from prior year	17.1%	35.5%	48.2%	-10.1%
Add back:
Depreciation and amortization of intangible assets	1,462	1,381	4,304	4,173
Special charges	—	35	—	35
Adjusted Segment EBITDA	$29,917	$25,720	$87,195	$60,124
Gross profit (1)	$49,464	$44,262	$141,323	$116,607
Percentage change in gross profit from prior year	11.8%	20.3%	21.2%	-0.3%
Gross profit margin (2)	28.7%	28.6%	26.9%	26.6%
Adjusted Segment EBITDA as a percentage of revenues	17.3%	16.6%	16.6%	13.7%
Number of revenue-generating professionals (at period end)	925	880	925	880
Percentage change in number of revenue-generating professionals from prior year	5.1%	15.2%	5.1%	15.2%
Utilization rate of billable professionals	68%	66%	73%	68%
Average billable rate per hour	$539	$502	$510	$482

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenues increased $17.6 million, or 11.3%, to $172.5 million for the three months ended September 30, 2021, which included a 1.7% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $14.9 million, or 9.6%, primarily due to higher demand for our non-M&A-related antitrust and financial economics services, which was partially offset by lower demand for M&A-related antitrust services.
Gross profit increased $5.2 million, or 11.8%, to $49.5 million for the three months ended September 30, 2021. Gross profit margin increased 0.1 percentage points for the three months ended September 30, 2021. The increase in gross profit margin was primarily due to a 2 percentage point increase in utilization, which was partially offset by higher variable compensation as a percentage of revenues.
SG&A expenses increased $1.1 million, or 5.7%, to $21.0 million for the three months ended September 30, 2021, which included a 1.1% estimated negative impact from FX. SG&A expenses of 12.2% of revenues for the three months ended September 30, 2021 compared with 12.8% of revenues for the three months ended September 30, 2020. The increase in SG&A expenses was primarily driven by higher infrastructure support and other general and administrative expenses.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenues increased $86.5 million, or 19.7%, to $525.1 million for the nine months ended September 30, 2021, which included a 2.9% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $73.7 million, or 16.8%, primarily due to higher demand for our non-M&A-related antitrust services, along with higher demand and realized bill rates for financial economics and international arbitration services, which was partially offset by lower realized bill rates for M&A-related antitrust services.
Gross profit increased $24.7 million, or 21.2%, to $141.3 million for the nine months ended September 30, 2021. Gross profit margin increased 0.3 percentage points for the nine months ended September 30, 2021. The increase in gross profit margin was primarily due to a 5 percentage point improvement in utilization, which was partially offset by higher variable compensation and contractor expenses as a percentage of revenues.
SG&A expenses decreased $2.1 million, or 3.5%, to $58.4 million for the nine months ended September 30, 2021, which included a 3.3% estimated negative impact from FX. SG&A expenses of 11.1% of revenues for the nine months ended September 30, 2021 compared with 13.8% of revenues for the nine months ended September 30, 2020. The decrease in SG&A expenses was primarily driven by lower bad debt and travel and entertainment expenses, which was partially offset by higher infrastructure support costs.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Revenues	$64,657	$58,585	$222,762	$164,392
Percentage change in revenues from prior year	10.4%	2.6%	35.5%	0.2%
Operating expenses
Direct cost of revenues	42,637	35,369	133,860	99,077
Selling, general and administrative expenses	17,604	14,319	50,587	41,397
Special charges	—	276	—	276
	60,241	49,964	184,447	140,750
Segment operating income	4,416	8,621	38,315	23,642
Percentage change in segment operating income from prior year	-48.8%	-5.2%	62.1%	-21.4%
Add back:
Depreciation and amortization of intangible assets	3,419	3,042	9,636	8,940
Special charges	—	276	—	276
Adjusted Segment EBITDA	$7,835	$11,939	$47,951	$32,858
Gross profit (1)	$22,020	$23,216	$88,902	$65,315
Percentage change in gross profit from prior year	-5.2%	-2.4%	36.1%	-7.7%
Gross profit margin (2)	34.1%	39.6%	39.9%	39.7%
Adjusted Segment EBITDA as a percentage of revenues	12.1%	20.4%	21.5%	20.0%
Number of revenue-generating professionals (at period end) (3)	443	394	443	394
Percentage change in number of revenue-generating professionals from prior year	12.4%	13.2%	12.4%	13.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenues increased $6.1 million, or 10.4%, to $64.7 million for the three months ended September 30, 2021, which included a 1.7% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $5.1 million, or 8.6%, primarily due to increased demand for our hosting, consulting and managed review services, largely related to litigation, cross-border investigations and information governance engagements, which was partially offset by a decline in M&A-related “second request” engagements.
Gross profit decreased $1.2 million, or 5.2%, to $22.0 million for the three months ended September 30, 2021. Gross profit margin decreased 5.6 percentage points for the three months ended September 30, 2021. The decrease in gross profit margin was primarily due to an increase in compensation as a percentage of revenues, including the impact of a 12.4% increase in billable headcount, which was partially offset by a favorable mix of higher margin hosting services.
SG&A expenses increased $3.3 million, or 22.9%, to $17.6 million for the three months ended September 30, 2021, which included a 1.3% estimated negative impact from FX. SG&A expenses of 27.2% of revenues for the three months ended September 30, 2021 compared with 24.4% of revenues for the three months ended September 30, 2020. The increase in SG&A expenses was primarily driven by higher compensation and other general and administrative expenses.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenues increased $58.4 million, or 35.5%, to $222.8 million for the nine months ended September 30, 2021, which included a 2.7% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $54.0 million, or 32.8%, primarily due to increased demand for our managed review and hosting services, largely related to litigation, M&A-related “second request” and cross-border investigation engagements.
Gross profit increased $23.6 million, or 36.1%, to $88.9 million for the nine months ended September 30, 2021. Gross profit margin increased 0.2 percentage points for the nine months ended September 30, 2021. The increase in gross profit margin was primarily due to a favorable mix of higher margin managed review services, which was partially offset by higher compensation as a percentage of revenues, including the impact of a 12.4% increase in billable headcount.
SG&A expenses increased $9.2 million, or 22.2%, to $50.6 million for the nine months ended September 30, 2021, which included a 2.1% estimated negative impact from FX. SG&A expenses of 22.7% of revenues for the nine months ended September 30, 2021 compared with 25.2% of revenues for the nine months ended September 30, 2020. The increase in SG&A expenses was primarily driven by higher compensation, bad debt and other general and administrative expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Revenues	$69,443	$52,967	$197,781	$168,236
Percentage change in revenues from prior year	31.1%	-11.7%	17.6%	-4.8%
Operating expenses
Direct cost of revenues	41,010	34,540	122,638	109,103
Selling, general and administrative expenses	13,477	10,542	37,385	33,576
Special charges	—	2,074	—	2,074
Amortization of intangible assets	737	706	2,221	2,088
	55,224	47,862	162,244	146,841
Segment operating income	14,219	5,105	35,537	21,395
Percentage change in segment operating income from prior year	178.5%	-55.0%	66.1%	-30.3%
Add back:
Depreciation and amortization of intangible assets	1,270	1,248	3,851	3,768
Special charges	—	2,074	—	2,074
Adjusted Segment EBITDA	$15,489	$8,427	$39,388	$27,237
Gross profit (1)	$28,433	$18,427	$75,143	$59,133
Percentage change in gross profit from prior year	54.3%	-23.0%	27.1%	-14.5%
Gross profit margin (2)	40.9%	34.8%	38.0%	35.1%
Adjusted Segment EBITDA as a percentage of revenues	22.3%	15.9%	19.9%	16.2%
Number of revenue-generating professionals (at period end)	817	766	817	766
Percentage change in number of revenue-generating professionals from prior year	6.7%	6.5%	6.7%	6.5%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenues increased $16.5 million, or 31.1%, to $69.4 million for the three months ended September 30, 2021, which included a 2.6% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $15.1 million, or 28.5%, primarily due to growth in project- and retainer-based revenues, mainly driven by higher demand for our corporate reputation and public affairs services.
Gross profit increased $10.0 million, or 54.3%, to $28.4 million for the three months ended September 30, 2021. Gross profit margin increased 6.2 percentage points for the three months ended September 30, 2021. The increase in gross profit margin was driven by lower compensation as a percentage of revenues.
SG&A expenses increased $2.9 million, or 27.8%, to $13.5 million for the three months ended September 30, 2021, which included a 2.2% estimated negative impact from FX. SG&A expenses of 19.4% of revenues for the three months ended September 30, 2021 compared with 19.9% of revenues for the three months ended September 30, 2020. The increase in SG&A expenses was primarily due to higher outside services, infrastructure support and other general and administrative expenses.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenues increased $29.5 million, or 17.6%, to $197.8 million for the nine months ended September 30, 2021, which included a 4.4% estimated positive impact from FX. Excluding the estimated impact of FX, revenues increased $22.1 million, or 13.1%, primarily due to growth in project- and retainer-based revenues, driven by higher demand for our corporate reputation and public affairs services.

Gross profit increased $16.0 million, or 27.1%, to $75.1 million for the nine months ended September 30, 2021. Gross profit margin increased 2.8 percentage points for the nine months ended September 30, 2021. The increase in gross profit margin was driven by lower compensation as a percentage of revenues as well as a smaller proportion of lower margin pass-through revenues.
SG&A expenses increased $3.8 million, or 11.3%, to $37.4 million for the nine months ended September 30, 2021, which included a 4.1% estimated negative impact from FX. SG&A expenses of 18.9% of revenues for the nine months ended September 30, 2021 compared with 20.0% of revenues for the nine months ended September 30, 2020. The increase in SG&A expenses was primarily driven by higher outside services and infrastructure support costs.
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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
	2021	2020
Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$155,920	$140,977
Net cash used in investing activities	$(62,274)	$(50,376)
Net cash used in financing activities	$(34,978)	$(155,414)
DSO	100	104
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
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net cash provided by operating activities was $155.9 million for the nine months ended September 30, 2021 compared with $141.0 million for the nine months ended September 30, 2020. The increase in net cash provided by operating activities was primarily due to higher cash collections, which was partially offset by an increase in salaries, primarily related to headcount growth and higher annual bonus payments, as well as other operating expenses. DSO was 100 days as of September 30, 2021 and 104 days as of September 30, 2020.
Net cash used in investing activities was $62.3 million for the nine months ended September 30, 2021 compared with $50.4 million for the nine months ended September 30, 2020. The increase of $11.9 million, or 23.6% in net cash used in investing activities was primarily due to an increase of $26.8 million in capital expenditures, mainly related to leasehold improvement costs for our new principal office space in New York, New York. Additionally, we paid $9.8 million for the acquisition of a business compared with $25.3 million spent on the acquisition of a business in the prior year.
Net cash used in financing activities was $35.0 million for the nine months ended September 30, 2021 compared with $155.4 million for the nine months ended September 30, 2020. The decrease in net cash used in financing activities for the nine months ended September 30, 2021 was primarily due to a decrease of $129.7 million in payments for common stock repurchases under the Repurchase Program as compared with the same period in the prior year.

Capital Resources
As of September 30, 2021, our capital resources included $342.5 million of cash and cash equivalents and available borrowing capacity of $523.9 million under the $550.0 million revolving line of credit under our Credit Facility. As of September 30, 2021, we had $25.0 million of outstanding borrowings under our Credit Facility and $1.1 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under our Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar and Canadian dollar.
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
Our Credit Agreement and other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock; make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of September 30, 2021, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, between us and U.S. Bank National Association, as trustee (the "Indenture"), governing the 2023 Convertible Notes.
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
During the nine months ended September 30, 2021, we spent $52.5 million in capital expenditures to support our organization, including direct support for specific client engagements. We currently expect to make additional capital expenditures to support our organization in an aggregate amount between $20.0 million and $25.0 million, which includes costs related to leasehold improvements for our new principal office space in New York, New York, for the remainder of 2021. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
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
Each $1,000 principal amount of the 2023 Convertible Notes will be convertible into 9.8643 shares of our common stock, which is equivalent to a conversion price of approximately $101.38 per share of common stock, at maturity, subject to adjustment upon the occurrence of specified events. Prior to the close of business on the business day immediately preceding May 15, 2023, the 2023 Convertible Notes may be converted only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2023, until the close of business on the business day immediately preceding the maturity date of August 15, 2023, holders may convert their 2023 Convertible Notes at any time, regardless of the foregoing circumstances. During the quarter ended September 30, 2021, the closing price of our common stock exceeded 130% of the conversion price of our 2023 Convertible Notes for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding quarter. As a result, holders may convert their 2023 Convertible Notes at any time beginning on October 1, 2021 and ending on December 31, 2021.
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
Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by or arising out of, the COVID-19 pandemic or general economic and other events that could result in a material adverse impact on our business, which are events beyond our control, or the impact of any future acquisitions, unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the COVID-19 pandemic worsen, or if other economic conditions change from those currently prevailing or from those now anticipated or if other unexpected circumstances arise that may have a material adverse effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, turnover or attrition of employees and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to increase borrowings or raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets;
•general economic factors; and
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, policies and practices, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including U.S. and foreign tax laws, environmental, social and governance ("ESG")-related issues, scientific or technological developments and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “aspires,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates, intentions and expectations at the time we make them, and various assumptions. There can be no assurance that management’s expectations, intentions, aspirations, beliefs, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts, intentions, aspirations, beliefs or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
•impact of the COVID-19 pandemic and related events that are beyond our control, including possible effects on our business, financial condition and results of operations, clients and vendors, employees and contractors, and employee attrition and headcount growth, which could affect our segments and practices, the type of services they provide and the geographic regions in which we conduct business, differently and adversely, as well as heighten risks related to or otherwise negatively impact the effectiveness of cybersecurity, information technology, financial reporting and our other corporate functions;
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
•U.S. and foreign tax law changes, including the enactment of proposed U.S. tax legislation into law, which could increase our effective tax rate and cash tax expenditures;
•physical risks related to climate change, including rising temperatures, severe storms, energy disruptions and rising sea levels, among others, which could adversely impact our ability to conduct business or maintain business continuity, including by affecting our access to our leased office space in affected geographies and the integrity of our information technology systems;
•our ESG-related initiatives and goals, including our policies and practices relating to the environment and climate change, sustainability, and diversity and inclusion, if they do not meet or keep pace with evolving governmental, investor or other stakeholder expectations and standards or rules and regulations enacted by regulators; and
•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors are in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission (the "SEC") on February 25, 2021. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Operations
Changes to corporate income tax rates, tax legislation, tax rules and regulations and tax treaties in the jurisdictions in which we conduct business may substantially negatively impact our effective tax rate and financial results of operations and increase our tax cash payment obligations.
Changes to corporate income tax laws and rules and regulations and tax treaties in jurisdictions where we pay taxes that increase rates, eliminate or reduce deductions or affect the utility or value of deferred tax assets or liabilities could negatively affect our reported financial results and increase our cash tax payment obligations. The U.S. Congress is currently considering broad tax legislation that includes higher corporate income tax rates on both domestic and foreign earnings, the application of global intangible low-taxed income on a country-by-country basis and limits on various deductions, including the deductibility of compensation paid to certain highly-compensated employees. Limits on the deductibility of employee compensation could have a significant impact on professional services firms such as FTI and other companies that require the services of in-demand professionals who are often highly compensated for their substantive expertise and their ability to attract business. The content and timing of income tax legislation in the U.S., including whether any such legislation becomes law, remains uncertain. In addition, if any legislation is adopted, implementing regulations could significantly affect the impact of any tax legislation, both in terms of substance and timing.
We are exposed to certain physical and regulatory risks related to climate change, which could adversely affect our business, financial condition and results of operations.
Due to the global nature of our business, we are exposed to a variety of physical risks related to climate change, including rising temperatures, severe storms, energy disruptions and rising sea levels, among others. These risks could impact our ability to maintain business continuity, including by affecting our access to our leased office space in affected geographies and the integrity of our information technology systems. In addition, existing or future legislation and regulations applicable to our business and operations related to greenhouse gas emissions and climate change by federal, state, local and foreign legislatures and governmental agencies could cause us to incur additional compliance and operational costs or actions if we fail to comply.
Increasing scrutiny and changing expectations from investors, clients and our colleagues with respect to our environmental, social and governance (“ESG”) practices and those of our clients may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, clients and employees on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace culture conduct. We have expended and may further expend resources to monitor, report and adopt policies and practices that we believe will improve compliance with our evolving ESG goals and plans, as well as third party imposed ESG related standards and expectations. If our ESG practices, including our goals for sustainability and diversity and inclusion, do not meet evolving rules and regulations or investor or other stakeholder expectations and standards (or if we are viewed in a negative light based on positions we do or do not take or work we do or do not perform for certain clients or industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals, and our ability to attract new engagements and clients could be negatively impacted, as could our attractiveness as an investment, service provider, business partner or acquiror.

Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our Company may lead to negative investor sentiment, stock price fluctuations and the diversion of investment to other companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1 through July 31, 2021	6	(2)	$137.22	—	$167,058
August 1 through August 31, 2021	—		$—	—	$167,058
September 1 through September 30, 2021	1	(3)	$134.67	—	$167,058
	7			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended September 30, 2021.
(2)Includes 5,607 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 712 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 28, 2021

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)