Form 10-K
period 2021-12-31
FTI CONSULTING, INC
filed 2022-02-24
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4.1 billion, based on the closing sales price of the registrant’s common stock on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of February 17, 2022 was 34,347,156.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of our 2021 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2021

FTI CONSULTING, INC.
PART I
Forward-Looking Information
This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, policies and practices, objectives, goals, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including U.S. and foreign tax laws, environmental, social and governance ("ESG")-related issues, scientific or technological developments and other information that is not historical. Forward-looking statements often contain words such as "estimates," "expects," “anticipates,” “projects,” “plans,” “intends,” “believes,” “aspires,” “forecasts” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates, intentions and expectations at the time we make them, and various assumptions. There can be no assurance that management’s expectations, intentions, aspirations, beliefs, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts, intentions, aspirations, beliefs or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, statements in this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including under the heading “Summary Risk Factors” below and “Risk Factors” in Part I, Item 1A of this Annual Report. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.
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
We report financial results for the following five reportable segments:
•Corporate Finance & Restructuring;
•Forensic and Litigation Consulting;
•Economic Consulting;
•Technology; and
•Strategic Communications.
We work closely with our clients to help them anticipate, illuminate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving business transformation, transactions, turnaround & restructuring, construction & environmental solutions, data & analytics, disputes, health solutions, risk and investigations, antitrust & competition economics, financial economics, international arbitration, corporate legal operations, electronic discovery (or “e-discovery”) services and expertise, information governance, privacy & security services, corporate reputation, financial communications and public affairs. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, leading private equity firms, and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us directly or on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, consisting of our 50 U.S. offices located in 23 states, and four offices located in Canada; (ii) Latin America, consisting of six offices located in Argentina, Brazil, Colombia, Mexico, the Cayman Islands and the Virgin Islands (British); (iii) Asia and the Pacific, consisting of 19 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, Malaysia, Singapore and South Korea; and (iv) Europe, Middle East and Africa, consisting of 34 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Israel, Italy, Qatar, South Africa, Spain, United Arab Emirates and the United Kingdom (“U.K.”). In certain jurisdictions, our segments and practices are operated through one or more direct or indirect subsidiaries.
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2021, we derived approximately 62% and 38% of our consolidated revenues from the work of professionals who are assigned to locations inside and outside the U.S., respectively.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last two years contributed by each of our five reportable segments:

	Year Ended December 31,
	2021	2020
Corporate Finance & Restructuring	34%	37%
Forensic and Litigation Consulting	21%	20%
Economic Consulting	25%	25%
Technology	10%	9%
Strategic Communications	10%	9%
Total	100%	100%
The following table sets forth the number of offices and countries in which each segment operates, as well as the number of revenue-generating professionals in each of our reportable segments:

	December 31,		December 31,
	2021		2021	2020
	Offices	Countries	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring	64	17	1,702	1,655
Forensic and Litigation Consulting	67	19	1,496	1,343
Economic Consulting	48	19	921	891
Technology	42	15	468	408
Strategic Communications	37	18	814	770
Total			5,401	5,067

Our Reportable Segments
The Company is organized into five reportable segments, each of which seeks to be a global leader in its own right by serving as a trusted advisor when our clients are presented with challenging issues and the risks are high.
Corporate Finance & Restructuring
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation, transactions and turnaround & restructuring.
In 2021, our Corporate Finance segment offered the following services:
Business Transformation. We provide independent business transformation and strategy expertise to help drive change across the enterprise, enhance performance, build sustainable growth and value, and foster a culture of excellence, including the following offerings:
•Finance & Office of the CFO Solutions
•People & Transformation
•Revenue & Operations
•Strategy
•Technology Transformation
Transactions. We provide services that support clients to strategize, structure, conduct diligence, integrate, carve-out, value and communicate around business transactions, including the following offerings:
•Diligence
•Investment Banking & Transaction Opinions
•Merger Integration & Carve-out Advisory
•Transaction Strategy
•Valuation & Financial Advisory Services
Turnaround & Restructuring. We provide advisory services to help our clients stabilize finances and operations to reassure debtors, creditors and other stakeholders that proactive steps are being taken to preserve and enhance value, including the following offerings:
•Company Advisory
•Contentious Insolvency
•Creditor Advisory
•Dispute Advisory and Litigation Support
•Interim Management
Forensic and Litigation Consulting
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including a focus on highly regulated industries, such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.

In 2021, our FLC segment offered the following services:
Construction & Environmental Solutions. We provide commercial management, risk-based advisory and dispute resolution services for complex construction projects across multiple industries and help organizations manage environmental issues or programmatic challenges. Our key services include the following offerings:
•Asset Lifecycle Management
•Capital Program Risk Management
•Cost Analytics and Auditing Services
Data & Analytics. We provide strategic business solutions to clients requiring in-depth analysis of large, disparate sets of financial, operational and transactional data where our professionals work hand in hand with industry, regulatory, legal and topical specialists. Our key services include the following offerings:
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
•Labor and Employment
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
•Performance Improvement
•Quality and Compliance
•Regulatory Risk
Risk and Investigations. We provide compliance, investigative, litigation consulting and remediation expertise on a wide range of investigations to boards of directors, executive management, in-house counsel and their outside legal advisors at law firms. Our experts conduct investigations over a wide scope of issues and allegations, including the following offerings:
•Anti-money Laundering
•Cybersecurity

•Embezzlement and Other Types of Corruption
•Environmental, Social and Governance ("ESG") & Sustainability
•Export Controls, Sanctions & Trade
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
In 2021, our Economic Consulting segment offered the following services:
Antitrust & Competition Economics. We perform sophisticated economic analyses and provide expert testimony on international and regulatory antitrust and competition proceedings and practices, including the following offerings:
•Damages Analysis
•Merger and Acquisition ("M&A")-Related Antitrust
•Non-M&A-Related Antitrust
Financial Economics. We perform sophisticated economic analysis and modeling of issues and provide expert testimony relating to transactions, antitrust litigation, commercial disputes, international arbitration, regulatory proceedings and a wide range of securities litigation to regulated and unregulated industries and government regulators, including the following offerings:
•Rate Setting
•Securities Litigation & Risk Management
•Transfer Pricing
•Valuation
International Arbitration. We work with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including the following offerings:
•Business Valuations
•Commercial and Treaty Disputes
•Economic Damages
•Litigation Support
Technology
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of consulting and services to address legal and regulatory risk, including e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services centered around three core offerings: corporate legal operations, e-discovery services and expertise, and information governance, privacy & security services.

In 2021, our Technology segment offered the following services:
Corporate Legal Operations. We provide solutions to companies to streamline and optimize legal operations across their organization, in the context of adherence to compliance and minimization of risk, including the following offerings:
•Advisory on Governance, Policy, Standards and Execution
•Advisory on Operational Efficiencies
•Contract Intelligence
•Subscriptions and Managed Services
E-discovery Services and Expertise. We provide services to design, manage and host e-discovery workflows on multiple best-of-breed software platforms to maximize responsiveness and minimize costs, including the following offerings:
•Analytics Research
•Blockchain Advisory Services
•Consulting and Data Analytics
•Cross-Border Investigations and Digital Forensics
•Cryptocurrency Disputes and Investigations
•E-discovery and Data Compliance Management
•Managed Document Review
Information Governance, Privacy & Security Services. We develop and implement information governance solutions that reduce corporate risk, decrease storage costs, secure data, improve the e-discovery process, and enable faster and deeper insight into data and expert testimony defending methods and documentation, including the following offerings:
•Data Privacy Program Development and Implementation
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
In 2021, our Strategic Communications segment offered the following services:
Corporate Reputation. We design and provide communications to protect and enhance business reputations, build an organization's public profile and support business outcomes, including the following offerings:
•Crisis & Issues Management
•Digital, Analytics & Insights
•ESG & Sustainability
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
•Airlines & Aviation
•Automotive & Industrial
•Construction
•Energy, Power & Products
•Environmental Solutions
•Financial Services
•Healthcare & Life Sciences
•Hospitality, Gaming & Leisure
•Insurance
•Mining
•Private Equity
•Public Sector & Government Contracts
•Real Estate
•Retail & Consumer Products
•Telecom, Media & Technology (TMT)
•Transportation & Logistics

Our Business Drivers
Factors that drive demand for our business offerings include:
•Developing Markets. The growth of multinational companies and global consolidation can precipitate antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, corporate restructuring and bankruptcy activities, and antitrust and competition scrutiny. Companies in the developing world and multinational companies can benefit from our expert advice to access capital and business markets, comply with the regulatory and other requirements of multiple countries, structure transactions and conduct due diligence, which drives demand for the services of all of our segments.
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
•M&A Activity. M&A activity is an important driver for all of our segments. We offer services across all phases of the M&A life cycle. Our services during the pre-transaction phase include government competition advice and pre-transaction analysis. Our services during the negotiation phase include due diligence, negotiation and other transaction advisory services, government competition and antitrust regulation services, expert witness testimony, asset valuations and financial communications advice. Our services following the close of a transaction include post-M&A integration, transformation and disputes services.
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
•Regulatory Complexity, Public Scrutiny and Investigations. Regulatory complexity, public scrutiny and investigations drive demand for services across all of our segments. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, and more stringent and complex reporting requirements drive demand for our service offerings. The need to understand and address the impact of regulation and legislation, as well as the increasing costs of doing business, has prompted companies to focus on better assessment and management of risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws, such as the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., have contributed to the demand for independent consultants and experts to investigate and provide analyses to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and capabilities across segments and practices with industry expertise.

Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specialized industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:
•Pre-eminent Positions and Professionals. We believe that we have pre-eminent market positions and professionals. During 2021, the awards and recognitions received by the Company include the following:
•FTI Consulting and Compass Lexecon led the Who’s Who Legal: Consulting Experts Guide for the sixth consecutive year with 152 experts recognized.
•FTI Consulting named to Forbes magazine's list of America’s Best Management Consulting Firms for the sixth consecutive year, recognized in 11 sectors and functional areas.
•FTI Consulting named a Best Firm to Work For by Consulting magazine for the sixth consecutive year.
•FTI Consulting recognized as Consulting Firm of the Year by Who’s Who Legal for the fourth consecutive year.
•FTI Consulting ranked #1 and subsidiary Compass Lexecon ranked #2 on Global Arbitration Review’s GAR 100 Expert Witness Firms’ Power Index.
•FTI Consulting named Global Turnaround Consulting Firm of the Year and Public Relations Firm of the Year by Global M&A Network.
•FTI Consulting recognized as a leading firm by Chambers Litigation Support 2021 and the inaugural Chambers Crisis and Risk Management 2021 guide.
•FTI Consulting ranked #1 U.S. Restructuring Advisor by The Deal for the 14th consecutive year.
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
•Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, private equity funds and local, state and national governments and agencies in the U.S. and other countries. Additionally, 98 of the top 100 law firms as ranked by American Lawyer Global 100: Most Revenue List refer or engage us directly or on behalf of numerous clients on multiple matters. We are also an advisor to 59 of the Fortune 100 companies, nine of the world's top 10 bank holding companies and 7 of the top 10 private equity firms on the Private Equity International 300 list.
•Demand for Integrated Solutions and a Consultative Approach. Our breadth and depth of practice and service offerings and industry expertise across the globe drive demand by clients that seek our integrated services and consultative approach covering different aspects of event-driven occurrences, reputational issues and transactions across different jurisdictions.
•Strong Cash Flow. Our business model has several characteristics that produce consistent cash flows. Our strong cash flow supports business operations, capital expenditures, and our ability to service our indebtedness and pursue our growth and other strategies.
Our Business Strategy
We build client relationships based on the quality of our services, our brand and the reputation of our professionals. We provide diverse complementary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:
•Leverage Our Practitioners' and Businesses' Expertise, Geographic Reach, Diverse Service Offerings and Client Relationships. We work hard to maintain and strengthen our core practices and competencies. We believe that our recognized expertise, geographic reach, diverse service offerings and client relationships, coupled with our successful track record of serving as a trusted advisor for our clients when they are facing their greatest challenges and opportunities, are the most critical elements in a decision to retain us. Many of our professionals are recognized experts in their respective field.
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
•ESG & Sustainability. At FTI Consulting, we believe proactively identifying and addressing ESG-related risks and opportunities are integral to sustaining our growth trajectory and critical to maintaining our competitive position in today's dynamic market. As a professional services firm that is not a significant greenhouse gas emitter, FTI Consulting’s environmental impact is primarily driven by two factors: our business travel and leased office locations. Nonetheless, FTI Consulting has committed to reaching net-zero greenhouse gas GHG emissions by 2030. To remain transparent about our ESG practices, FTI Consulting has disclosed ESG metrics according to several reporting frameworks, including the Task Force on Climate-Related Financial Disclosures and the Sustainability Accounting Standards Board. Additionally, we are a participant of the United Nations (“UN”) Global Compact and support its Ten Principles on human rights, labor, environment and anti-corruption, as well as the UN Sustainable Development Goals. To learn more about our commitment to ESG and our sustainability journey, see our 2020 Corporate Sustainability Report, available on our website under about FTI–Diversity Inclusion & Belonging–Corporate Sustainability Report 2020.
Human Capital Resources
At FTI Consulting, we seek to provide the highest quality services to our clients. We do this by attracting and retaining experts in their field, empowering a diverse and inclusive global workforce, providing opportunities for advancement and personal growth, and supporting the communities in which we do business. As of December 31, 2021, we employed 6,780 employees, of which 5,401 were revenue-generating professionals. We also engage independent contractors, who exclusively provide services to FTI Consulting, to supplement our professionals on client engagements as needed.
We advance the best interests of all our stakeholders through:
•Attracting and Retaining Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our substantial staff of highly qualified professionals, we can handle a large number of complex global assignments simultaneously. To attract and retain highly qualified professionals, we offer various compensation opportunities, including sign-on bonuses, forgivable loans, retention bonuses, cash incentive bonuses and equity compensation, along with a competitive benefits package and the opportunity to work on challenging global engagements with highly skilled peers.
•Experts-Driven Model. Our professionals include PhDs, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials.

•Inclusive and High-Performing Culture. We foster a culture where our professionals can grow their careers and achieve their full potential. We also hire and strive to retain professionals with the diverse set of qualities, background and expertise that our clients and teams need. We offer robust Diversity, Inclusion & Belonging programs and training opportunities to our employees across the globe at every level.
•Talent Development. We support the development of our professionals at all levels of their careers. Our robust Talent Development program includes induction programs for new hires, milestone programs to prepare promotes for success in their new role and leadership readiness programs to help our people build the skills needed to advance to our most senior positions. These training programs are further supplemented by self-directed e-learning programs, among other segment-level talent development and training opportunities.
•Corporate Citizenship. We practice responsible corporate citizenship to drive positive change in the communities in which we do business. All full-time FTI Consulting employees are eligible to participate in our Corporate Citizenship program, which includes charitable gift matching, paid time off for volunteering and corporate-sponsored pro bono engagements.
Employment Agreements
As of December 31, 2021, we had written employment agreements with substantially all of our 650 Senior Managing Directors and equivalent personnel (collectively, “SMD”). These arrangements generally provide for fixed salary and eligibility for incentive payment programs (which, in some cases, may be based on financial measures such as Adjusted EBITDA, Adjusted EBITDA Margin, revenues or relative total shareholder return), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if an SMD leaves our employment for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of an SMD will vary, depending on whether the employee resigned with or without “good reason” or was terminated by us with or without “cause,” retired or did not renew, died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment agreements with SMDs specify the required notice period to be given by us or the SMD prior to termination of employment and include covenants providing for restrictions on the SMD competing against, and soliciting employees from, the Company for a specified period of time following the end of the SMD's employment.
Incentive, Retention and Sign-on Payments
Our SMDs, consultants and other professionals may receive incentive, retention or sign-on payments through unsecured general recourse forgivable loans, equity awards and/or other payments (collectively, “Retention Awards”). We believe that providing these multi-year Retention Awards greatly enhances our ability to attract and retain key professionals.
Some or all of the principal amount and accrued interest of the loans we make will be forgiven by us upon the passage of time, or their repayment will be funded by us through additional cash bonus compensation, provided that the recipient is an employee or consultant on the forgiveness date. In addition, upon certain termination events, accrued interest and the outstanding principal balance may be forgiven, including upon death, disability and, in some cases, retirement or termination by the Company without cause or the recipient with good reason. The recipient may be required to repay the unpaid accrued interest and outstanding principal balance upon certain other termination events such as voluntary resignation, as provided in the applicable promissory note. The value of the forgivable loans we have made, in the aggregate, as well as on an individual basis, has been, and we anticipate will continue to be, significant. Our executive officers and outside directors are not eligible to receive loans, and no loans have been made to them.
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
Clients
During the year ended December 31, 2021, no single client accounted for more than 10% of our consolidated revenues, and no reportable segment had a single client that accounted for more than 10% of its respective total segment revenues. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, in these situations, each law firm engages us on behalf of multiple clients.
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
Corporate Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol FCN. Our executive offices are located at 555 12th Street NW, Suite 700, Washington, DC 20004. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.

Available Information
We make available, free of charge, on or through our website at http://www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, and our proxy statements, as well as our other filings with the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report, as well as other periodic reports filed with the SEC, may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, MD 21209, telephone number 410-591-4867.

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
The COVID-19 pandemic has created volatility, uncertainty and economic disruption for FTI Consulting, our clients and vendors, and the markets in which we do business. Government and client actions and related events around the world have impacted, and we expect will continue to impact, how we do business and the services that we provide, for a sustained period. The impact depends on many factors that continue to evolve and are out of our control. Those factors include, among other things (i) the duration of the COVID-19 pandemic and the types and magnitude of adverse impacts on regional economies, individually and the global economy as a whole; (ii) the health and welfare of our employees and contractors and those of our clients and vendors; (iii) evolving business and government actions in response to the pandemic, including government economic relief or incentives for businesses, moratoriums or postponements, and delays by governments and regulators on rulemaking and regulatory and legal proceedings, and stay-at-home, social distancing measures and travel bans; (iv) the varying impact that the pandemic may have on different industries; (v) the response of our clients or prospective clients to the pandemic, including delays, stoppages or termination of existing engagements or hiring decisions; (vi) the varying demand for the types of services we offer in the geographic regions in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to replace engagements as they end or are terminated, stopped or delayed; (ix) the ability of our professionals to effectively provide services, including as a result of travel restrictions, inability to meet clients in person, and the need to work remotely; (x) the type, size, profitability and geographic locations of our engagements; (xi) the ability of our clients to pay, to make timely payments or to pay in full; (xii) the mutation of the virus into different variants that may be more contagious or otherwise dangerous; (xiii) timing of finding effective treatments for COVID-19 variants; and (xiv) vaccine mandates by governmental authorities or clients, or vaccine hesitancy by our employees, client employees and others with whom we work. In some cases, such events have resulted in fewer or delayed engagements, less profitable engagements, reduction of existing or new work, a less profitable mix of work, or reduction in operations. Any of these events, and others we have not yet identified, have caused or contributed to, and could continue to cause or contribute to, the risks and uncertainties facing the Company and our clients and could materially adversely affect our business or portions thereof and our financial condition, results of operations and/or stock price.
The COVID-19 pandemic has impacted, and could continue to impact, our segments and practices, the types of services they provide, and the regions in which we operate, differently.
The COVID-19 pandemic has impacted, and we expect will continue to impact, the operations of our reportable segments and practices, the services they provide or the regions in which we operate, differently. Current disruptions to our business include governmental actions that delay certain other actions, such as moratoriums on bankruptcies by various jurisdictions, governmental relief and economic stimulus payments and fiscal and monetary policies, which have negatively impacted the restructuring practice of our Corporate Finance segment, and moratoriums or delays imposed by other governmental or regulatory authorities on legal proceedings, regulatory proceedings and rulemaking, which have negatively impacted the investigations and other practices of our FLC segment. The cancellation, stoppage, delay or decline in number and size of mergers and acquisitions ("M&A") transactions, litigation and governmental and regulatory proceedings, antitrust and competition matters, or other types of investigations and matters on which the Company advises, as well as disruptions in capital markets, has negatively impacted, and could continue to negatively impact, the financial results of one or more of each of our segments or regions, including our Economic Consulting and Strategic Communications segments. If the Company’s ability to market its services is impaired, in some cases the Company has been, and may continue to be, unable to replace engagements that are delayed, stopped or terminated or are otherwise completed with comparable, larger or more profitable engagements on a timely basis, or to maintain the utilization of its revenue generating professionals or to reassign professionals among segments and practices, in which case such events could adversely affect the financial condition, results of operations or prospects of a segment, practice or region or the Company as a whole.
The COVID-19 pandemic could heighten risks related to, or otherwise negatively impact the effectiveness of, cybersecurity, information technology, financial reporting and other corporate functions that the Company relies upon to operate.

The Company has encountered, and may continue to encounter, operational risks arising from changes in the way the Company conducts business during the COVID-19 pandemic. The majority of our employees and contractors, as well as our clients, are working remotely and rely heavily on technology to perform their jobs. Risks arising from our reliance on remote communications, virtual meetings and other forms of technology could include elevated cybersecurity risks and difficulty protecting company and client confidential communications. The Company may experience impairments or declines in the effectiveness, capabilities and capacity of certain technology we employ, including issues with virtual meetings or other remote communications systems. Certain employees or regions could experience difficulties accessing and maintaining Internet connections or issues with saving and retrieving information from cloud-based and other computing systems relied on by the Company. Furthermore, the Company’s increased reliance during the pandemic on technology for conducting certain corporate functions, such as financial reporting and internal controls and internal audit, may not be as effective as our historical practice of reliance on a combination of technology and in-person resources. The Company’s investment of time and resources to assure the functionality of the Company’s systems and mitigate technological risks may be more difficult to achieve or not wholly successful. If the Company experiences cybersecurity issues, is unable to protect confidential information, or is unable to adequately provide services or perform corporate functions, all or portions of the Company’s ability to conduct business and operate may be impaired. In such event, the Company’s financial condition and results of operations could be materially adversely affected.
The COVID-19 pandemic could adversely impact the health and welfare of our client-facing professionals, as well as our executive officers and other employees of our Company, which could have a material adverse effect on our ability to secure or perform client engagements and our results of operations.
Our client-facing professionals provide unique and highly specialized skills and knowledge to our clients. We rely heavily on our client-facing professionals, including the leaders of our segment and regional operations, to secure and perform client engagements. If the health and welfare of client-facing professionals or employees providing critical corporate functions, including our executive officers, deteriorates, the total number of employees so afflicted becomes significant, or an employee with skills and knowledge or material client relationships that cannot be replicated in our organization is impaired due to the COVID-19 pandemic, our ability to win business and provide services, as well as utilization, employee morale, client relationships, business prospects, and results of operations of one or more of our segments or practices, or the Company as a whole, could be materially adversely affected. Some employees have expressed vaccine hesitancy. In the U.S., we required employees to provide proof of full vaccination (or receive a valid exemption) or be subject to being placed on unpaid leave beginning January 4, 2022. Currently, an insignificant number of employees in the U.S. have opted not to be vaccinated. However, as vaccine needs evolve due to the proliferation of COVID-19 variants, that number could increase. Our responses to address vaccine hesitancy in jurisdictions outside of the U.S. are evolving in light of the scarcity of vaccines in some jurisdictions and the diversity of applicable government laws, rules and regulations. Consequences of vaccine hesitancy by employees or others with whom we work, which differ by jurisdiction, could include (i) our failure to comply with governmental and client vaccination mandates or other requirements, (ii) delays returning employees to in-person work environments, (iii) a reduction of the pool of qualified employment candidates or a negative impact on headcount growth, (iv) negative impacts on our ability to provide client services or win engagements and (v) more serious or widespread infections from COVID-19.
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
The results of different segments and practices may be affected differently by the above factors. Certain of our practices, particularly our restructuring practice, tend to experience their highest demand during periods when market and/or industry conditions are less favorable for many businesses.  For example, in periods of limited credit availability, reduced M&A activity and/or declining business and/or consumer spending, while not always the case, there may be increased restructuring opportunities that will cause our restructuring practice to experience high demand. On the other hand, those same factors may cause a number of our other segments and practices, such as our antitrust & competition practice in Economic Consulting, to experience reduced demand. The positive effects of certain events or factors on certain segments and practices may not be sufficient to overcome the negative effects of those same events or factors on other parts of our business. In addition, our mix of practice offerings adds complexity to the task of predicting revenues and results of operations and managing our staffing levels and expenditures across changing business cycles and economic environments.
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
Our Technology segment faces certain risks, including (i) industry consolidation and a highly competitive environment, (ii) downward pricing pressure, (iii) data breach, (iv) technology changes and obsolescence, and (v) failure to protect intellectual property ("IP") used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.
Our Technology segment faces significant competition from other consulting and/or software providers specializing in e-discovery and the management of electronic content. There continues to be consolidation of companies providing products and services similar to those offered by our Technology segment, which may provide competitors access to greater financial and other resources than those of the Company. Larger competitors may be able to react more quickly to new regulatory or legal requirements and other changes or innovate more quickly and efficiently. Our Technology segment has been experiencing increasing competition from companies providing similar services at lower prices, particularly with respect to hosting and e-discovery services.
The success of our Technology segment and its ability to compete depends significantly on our ability to safeguard client data. There is no assurance that we will not incur losses related to cyber incidents or malicious data breach from external or internal sources in the future.
Our Technology segment also relies on the IP rights we license from third-parties. There is no assurance that (i) the software we license to provide our services will remain competitive or technologically innovative, (ii) new, innovative or improved software or products will not be developed by others that will compete more effectively with the software or products we currently license or use to service our customers, or (iii) we can enter into licenses or other agreements on economically advantageous terms to license or enter into other agreements to use new or more innovative third-party software and products to provide our services. If our Technology segment is unable to license or otherwise use competitively innovative or technologically advanced software and products to provide our services, we could be unable to retain clients, grow our business and capitalize on market opportunities, which would adversely affect our operating margins and financial results.
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
Our reputation for maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our segments. In addition, our Technology segment is dependent on providing secure storage of, and access to, client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far, to our knowledge, have been unsuccessful. Such attacks, if successful, could harm our overall professional reputation, disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents, and take steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company would be adversely affected. There is no certainty that we can maintain the confidentiality or prevent the misuse of our or our clients' information.
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
We experience fluctuations in growth of our different segments, practices and services, including periods of rapid or declining growth. Periods of rapid expansion may strain our management team or human resources and information systems. To manage growth successfully, we may need to add qualified managers and employees and periodically update our operating, financial and other systems, as well as our internal procedures and controls. We also must effectively motivate, train and manage a larger professional staff. If we fail to add or retain qualified managers, employees and contractors when needed, estimate costs or otherwise manage our growth effectively, our business, financial results and financial condition may suffer.
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
Risks Related to Our Operations
Our operations involve financial and business risks that differ among the jurisdictions in which we operate.
Our operations involve financial and business risks that differ among the jurisdictions in which we operate including: (i) cultural and language differences; (ii) various levels of FTI Consulting “brand” recognition; (iii) different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results; (iv) foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results; (v) differing legal and regulatory requirements and other barriers to conducting business; (vi) difficulties resolving the collection of receivables when legal proceedings are necessary; (vii) difficulties in managing our non-U.S. operations, including client relationships, in certain locations; (viii) disparate systems, policies, procedures and processes; (ix) failure to comply with the FCPA and anti-bribery laws of other jurisdictions; (x) higher operating costs; (xi) longer sales and/or collections cycles; (xii) potential restrictions or adverse tax consequences resulting from the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes; (xiii) different or less stable political and/or economic environments; (xiv) potential increased regulatory and legal complexities surrounding the U.K.’s exit from the European Union, commonly referred to as Brexit; (xv) conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; (xvi) civil disturbances or other catastrophic events that reduce business activity; (xvii) political interference with our ability to conduct business in the applicable jurisdiction; (xviii) impact of COVID-19, including varying governmental responses and requirements, client impacts and travel restrictions; (xix) failure to achieve or maintain a diverse workforce or otherwise meet evolving governmental or client-related standards and requirements pertaining to ESG-related issues; and (xx) physical risks associated with climate change, including rising temperatures, severe storms, energy disruptions and rising sea levels, among others.
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
We have a robust Code of Ethics and Business Conduct, Anti-Corruption Policy, Policy on Inside Information and Insider Trading, and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees, and independent consultants and contractors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, as a corporation whose securities are registered under the Securities Act and publicly traded on the NYSE, our executive officers, outside directors, employees and independent contractors are required to comply with the prohibitions against insider trading of our securities. In addition, we impose certain restrictions on the trading of securities of our clients. Nonetheless, we cannot assure our stakeholders that our policies, procedures and related training programs will ensure full compliance with all applicable legal requirements. Illegal or improper conduct by our executive officers, directors, employees, independent consultants or contractors, or others who are subject to our policies and procedures could damage our reputation in the U.S. and internationally, which could adversely affect our existing client relationships or adversely affect our ability to attract and retain new clients, or lead to litigation or governmental or regulatory proceedings in the U.S. or foreign jurisdictions, which could result in civil or criminal penalties, including substantial monetary awards, fines and penalties, as well as disgorgement of profits. We are also exposed to new and changing regulations related to climate change, both in the U.S. and internationally. The fast pace of changes to regulation in this area can pose compliance challenges, and we may face risks similar to those described above.

We may be required to recognize goodwill impairment charges, which could materially affect our financial results.
We assess our goodwill and related intangible assets as required by Generally Accepted Accounting Principles in the U.S. to determine whether they are impaired and, if they are, to record appropriate impairment charges. Factors we consider include significant underperformance relative to expected historical or projected future operating results and significant negative industry or economic trends. We have previously recorded impairment charges to the carrying value of goodwill of certain segments and it is possible that we may be required to record significant impairment charges in the future. Such charges have had and could have a material adverse impact on our results of operations.
The compromise of confidential or proprietary information could damage our reputation, harm our businesses and adversely impact our financial results.
The Company’s own confidential and proprietary information and that of our clients could be compromised, whether intentionally or unintentionally, by our employees, consultants or vendors. Physical risks associated with climate change, including energy disruptions, may also impact the integrity of our information technology systems. A compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, third-party claims against us and reputational harm, including the loss of clients. The theft or compromise of our or our clients’ information could negatively impact our reputation, financial results and prospects. In addition, if our reputation is damaged due to a data security breach, our ability to attract new engagements and clients may be impaired or we may be subjected to damages or penalties, which could negatively impact our businesses, financial results or financial condition.
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
Changes to corporate income tax rates, tax legislation, tax rules and regulations and tax treaties in the jurisdictions in which we conduct business may substantially negatively impact our effective tax rate and financial results of operations and increase our cash tax payment obligations.
Changes to corporate income tax laws and rules and regulations and tax treaties in jurisdictions where we pay taxes that increase rates, eliminate or reduce deductions or affect the utility or value of deferred tax assets or liabilities could negatively affect our reported financial results and increase our cash tax payment obligations. The U.S. Congress is currently considering broad tax legislation that includes higher corporate income tax rates on both domestic and foreign earnings, the application of global intangible low-taxed income on a country-by-country basis and limits on various deductions, including the deductibility of compensation paid to certain highly-compensated employees. Limits on the deductibility of employee compensation could have a significant impact on professional services firms such as FTI Consulting and other companies that require the services of in-demand professionals who are often highly compensated for their substantive expertise and their ability to attract business. The content and timing of tax legislation in the U.S., including whether any such legislation becomes law, remains uncertain. In addition, if any legislation is adopted, implementing regulations could significantly affect the impact of any tax legislation, both in terms of substance and timing.
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

Increasing scrutiny and changing expectations from governmental organizations, investors, clients and our colleagues with respect to our ESG-related practices and those of our clients may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, clients and employees on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace culture conduct. We have expended and may further expend resources to monitor, report and adopt policies and practices that we believe will improve alignment with our evolving ESG goals and plans, as well as third-party imposed ESG-related standards and expectations. If our ESG practices, including our goals for sustainability and diversity and inclusion, do not meet evolving rules and regulations or investor or other stakeholder expectations and standards (or if we are viewed in a negative light based on positions we do or do not take or work we do or do not perform for certain clients or industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals, and our ability to attract new engagements and clients could be negatively impacted, as could our attractiveness as an investment, service provider, business partner or acquiror. Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our Company may lead to negative investor sentiment, stock price fluctuations and the diversion of investment to other companies.
Our business depends on our ability to use and access information systems, and modernize or replace such systems from time to time, and failure to effectively maintain such systems or modernize or replace systems could materially adversely affect our business and operations and harm our reputation.
We depend on multiple information systems, including our enterprise resource planning ("ERP") system, for operating our business and internal controls. We utilize commercially available third-party technology solutions, which in many cases are customized to our business needs. Our information systems may be compromised by power outages, computer and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, human error and other events, many of which are beyond our control, and are subject to obsolescence and technological changes. We are currently replacing our ERP system to improve the efficiency and effectiveness of our financial and business transaction process, as well as the underlying systems environment. If our information systems, including our new ERP system, fail to work properly or otherwise become unavailable, we may incur substantial time, effort and costs to repair or replace such systems, or otherwise carry out our operations, including preparation of our financial statements and maintaining effectiveness of our internal controls, without the ability to use such systems. Failure of any such information system, including the ERP system, could result in delays, significant additional costs, incorrect information, including financial information, failure of internal controls and harm to our reputation or our clients, as well as expose us to regulatory actions and claims from clients or other persons, any of which could adversely affect our business and results of operations and our reputation.
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
We rely heavily on our executive officers and the heads of our segments and industry and regional leaders for the success of our business, the loss of whom may negatively impact our business and operations.
We rely heavily on our executive officers and our segment, industry and regional leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and the heads of our segments and industry and regional leaders must have a thorough understanding of our service offerings, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions and loss of certain employees in leadership roles may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.
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
Our failure to achieve and maintain a diverse and inclusive workforce may impair our ability to attract and retain qualified employees, win and maintain clients or attract investment, which could have a material adverse effect on our business and financial results, as well as reputational harm.
We seek diverse talent internally and externally in an effort to achieve more diverse representation throughout our organization. We promote inclusion through hiring practices, education, training and development opportunities. We also drive accountability and equitable outcomes by reviewing and revising our practices and policies to reduce biased outcomes, and by measuring and assessing inclusive behaviors, practices and representation. Our evaluation of the success of our corporate leadership includes consideration of increases in workforce diversity, and the development and promotion of diverse employees. Key areas on which we are focused include (i) reinforcement of our diverse talent pipeline by, among other things, requiring diverse hiring candidate slates and promotion candidate groups, (ii) identifying and seeking to eliminate impediments to hiring and promotion of diverse candidates, and (iii) increasing representation of underrepresented groups based on gender and race/ethnicity. If we fail to promote diverse individuals to leadership positions, increase and maintain the representation of diverse groups in our workforce, provide opportunities for advancement and inclusion of diverse candidates, and remove barriers to hiring and retention of diverse individuals, we could lose, or face difficulties attracting and maintaining, employees, clients and investors in our business, and we could also face reputational harm.
Risks Related to Our Client Relationships
If we are unable to accept or continue client engagements due to real or perceived relationship issues, our revenues, growth, client engagements and prospects may be negatively affected.
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
From time to time, we may accept clients or perform engagements that may be viewed as controversial or that generate adverse publicity relating to our involvement or the services that we provide, including work we do for clients in high emissions industries. Such controversial engagements or negative reactions may adversely affect our reputation or the reputations of our employees and other professionals who provide services, or may otherwise harm our ability to attract or retain clients, employees and other professionals, all of which could have an adverse effect on our results of operations, business or prospects.
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
The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Typically, our engagement letters permit clients to terminate our services at any time without penalty. In addition, our business involves large client engagements that we staff with a substantial number of professionals. At any time, one or more client engagements may represent a significant portion of a segment’s revenues. If we are unable to replace clients or revenues as engagements end or if clients unexpectedly cancel engagements with us or curtail the scope of our engagements and we are unable to replace the revenues from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, the financial results of the Company could be adversely affected.
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
Failure of our internal information technology systems controls may harm our overall professional reputation and disrupt our business operations.
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
Risks Related to Competition
If we fail to compete effectively, we may miss business opportunities or lose existing clients, and our revenues and profitability may decline.
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
In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterward and from seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their businesses or assets. The duration of post-employment non-competition and non-solicitation agreements typically ranges from six to 12 months. Non-competition agreements with the sellers of businesses or assets that we acquire typically continue longer than 12 months. Certain activities may be carved out of, or otherwise may not be prohibited by, these arrangements. We cannot assure that one or more of the parties from whom we acquire a business or assets, or who do not join us or leave our employment, will not compete with us or solicit our employees or clients in the future. States and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees or sellers. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with a former employee or his or her clients, or other concerns, outweighs the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for our Company or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.
Risks Related to Acquisitions
We may have difficulty integrating acquisitions or convincing clients to allow assignment of their engagements to us, which can increase costs of, and reduce the benefits we receive from, acquisitions.
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
We may have different systems of governance and management from a company we acquire or its parent, which could cause professionals who join us from an acquired company to leave us.
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
Our senior secured bank revolving credit facility ("Credit Facility"), or our other indebtedness outstanding from time to time, contains or may contain operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things: (i) create, incur or assume certain liens; (ii) make certain restricted payments, investments and loans; (iii) create, incur or assume additional indebtedness or guarantees; (iv) create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries; (v) engage in M&A transactions, consolidations, sale-leasebacks, joint ventures, and asset and security sales and dispositions; (vi) pay dividends or redeem or repurchase our capital stock; (vii) alter the business that we and our subsidiaries conduct; (viii) engage in certain transactions with affiliates; (ix) modify the terms of certain indebtedness; (x) prepay, redeem or purchase certain indebtedness; and (xi) make material changes to accounting and reporting practices.
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
We and our subsidiaries may incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022 (the "First Supplemental Indenture"), between us and U.S. Bank National Association, as trustee (as so amended, the "Indenture"), governing the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), do not restrict us from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture. The terms of the agreements governing our Credit Facility and other indebtedness limit, but do not prohibit, us from incurring additional indebtedness.
Our ability to incur additional indebtedness may have the effect of reducing the funds available to pay amounts due with respect to our indebtedness. If we incur new indebtedness or other liabilities, the related risks that we and our subsidiaries may face could intensify.
We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take actions to satisfy our payment obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, including the performance of our subsidiaries, which will be affected by financial, business and economic conditions, competition and other factors. We will not be able to control many of these factors, such as the general economy, economic conditions in the industries in which we operate and competitive pressures. Our cash flows may not be sufficient to allow us to pay principal and interest on our indebtedness and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our Credit Facility, may restrict us from pursuing any of these alternatives.
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
We may not have the ability to raise the funds necessary to settle conversions of the 2023 Convertible Notes, repurchase the 2023 Convertible Notes upon a fundamental change or repay the 2023 Convertible Notes at the August 15, 2023 maturity date, and the agreements governing our other indebtedness contain, and our future debt agreements may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2023 Convertible Notes.
The maturity of our 2023 Convertible Notes is August 15, 2023. Prior to maturity, holders of the 2023 Convertible Notes will have the right to require us to repurchase their 2023 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus any accrued and unpaid interest. In addition, pursuant to the First Supplemental Indenture, we irrevocably elected to (i) surrender our right to settle conversions of the 2023 Convertible Notes on or after January 1, 2022 solely using our common stock and (ii) settle at least the $1,000 aggregate principal amount of each 2023 Convertible Note submitted for conversion on or after January 1, 2022 in cash in connection with a settlement for which we elect a cash and common stock combination settlement. The practical effect of these elections is that the $316,245,000 aggregate principal amount of the 2023 Convertible Notes outstanding as of December 31, 2021 will be settled in cash and any premium due upon conversion may be settled (1) solely in cash, (2) solely in common stock or (3) in a combination of cash and common stock. However, we may not have enough available cash or be able to obtain financing at maturity or such time we are required to settle conversions of the 2023 Convertible Notes or otherwise repurchase the 2023 Convertible Notes prior to maturity. Our Credit Facility prohibits us from making any cash payments on the maturity, conversion or repurchase of the 2023 Convertible Notes if a default or an event of default under that facility exists or would result from such conversion or repurchase, or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with the leverage ratio and other applicable covenants under the Credit Facility. Any future bank credit facility or other indebtedness that we obtain could also contain debt limitations or covenants that could adversely affect our ability to make cash payments on the 2023 Convertible Notes.
The conditional conversion feature of the 2023 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2023 Convertible Notes is triggered, holders of the 2023 Convertible Notes will be entitled to convert the 2023 Convertible Notes at their option at any time during specific periods listed in the Indenture governing the 2023 Convertible Notes. If one or more holders elect to convert their 2023 Convertible Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2023 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2023 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Credit Facility will be at variable rates of interest, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the agreements governing our indebtedness or our other indebtedness outstanding from time to time.
In July 2017, the Financial Conduct Authority ("FCA") of the United Kingdom, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 4, 2020, however, the ICE Benchmark Administration Limited (“IBA”), which is the administrator that publishes LIBOR, published its consultation of the market on its intention to cease the publication of all settings of non-U.S. dollar ("USD") LIBOR and only the one-week and two-month USD LIBOR settings on December 31, 2021, with the publication of the remaining USD LIBOR settings being discontinued after June 30, 2023, subject to any rights of the FCA to compel the IBA to continue publication. On March 5, 2021, the IBA and the FCA made public statements regarding the permanent cessation and non-representativeness of LIBOR and publicly stated that the IBA will permanently cease publication of all settings of non-USD LIBOR and the one-week and two-month setting of USD LIBOR on December 31, 2021, with the publication of the remaining USD LIBOR setting ceasing on June 30, 2023. While the FCA, pursuant to its powers under Article 23D(2) of the Benchmark Regulations, is compelling the IBA to publish one-, three- and six-month British pound ("GBP") LIBOR on a synthetic basis until December 31, 2022, the FCA stated that such publication is under a "synthetic" methodology that is no longer representative. Our Credit Facility, which was undrawn at December 31, 2021 and is indexed to LIBOR for borrowings in USD, euro ("EUR") and GBP, provides for USD, EUR and GBP LIBOR, and multiple tenor options and GBP LIBOR or USD LIBOR may be used in the future. Although our Credit Facility provides for the ability to replace USD, EUR and GBP LIBOR with alternative reference rates agreed to by FTI Consulting and Bank of America, N.A., as administrative agent thereunder, subject to the negative consent of the Required Lenders (as defined therein), such alternative reference rates, the timing of selection thereof, any credit spread adjustment thereto and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. An alternative reference rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations. Furthermore, there can be no assurance given as to whether all other USD LIBOR settings will actually be available until June 30, 2023 or whether USD LIBOR will be replaced by an alternative market benchmark in place of USD LIBOR prior to June 30, 2023.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 100,511 square feet under a lease expiring April 2028. Our principal corporate office located in Bowie, Maryland, consists of 30,835 square feet under a lease expiring April 2028. We also lease offices to support our operations in 36 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 28 countries — the U.K., Ireland, Finland, France, Germany, Spain, Belgium, Israel, Denmark, Italy, Australia, Malaysia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, the Cayman Islands and the British Virgin Islands. We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the New York Stock Exchange (the “NYSE”) under the symbol FCN. As of January 31, 2022, the number of holders of record of our common stock was 219.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2021:

	(a)		(b)	(c)
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(in thousands, except per share data)
Equity compensation plans approved by our security holders	407	(1)	$36.41	1,209	(3)
Equity compensation plans not approved by our security holders	53	(2)	$36.75	—
Total	460		$36.45	1,209

(1)Includes up to (i) 16,666 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) and (ii) 390,260 shares of common stock issuable upon vesting and exercise of outstanding stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).
(2)Includes up to 53,552 shares of common stock issuable upon exercise of fully vested stock options granted as employment inducement on July 30, 2014 to an executive officer hire pursuant to Rule 303.08 of the NYSE.
(3)Includes 1,209,140 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, all of which are available for stock-based awards.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2021:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1 through October 31, 2021	7	(2)	$140.25	—	$167,058
November 1 through November 30, 2021	—		$—	—	$167,058
December 1 through December 31, 2021	5	(3)	$142.55	—	$167,058
Total	12			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the year ended December 31, 2021, we repurchased an aggregate of 421,725 shares of our outstanding common stock under the Repurchase Program at an average price of $109.37 per share for a total cost of approximately $46.1 million.
(2)Includes 7,082 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 5,131 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for each of the two years in the period ended December 31, 2021 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. For a similar discussion and analysis of our results for the year ended December 31, 2020 compared with our results for the year ended December 31, 2019, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2020, filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”) on February 25, 2021. Historical results and any discussion of prospective results may not indicate our future performance.
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
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation, transactions and turnaround & restructuring.

Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including a focus on highly regulated industries such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of consulting and services to address legal and regulatory risk, including e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services centered around three core offerings: corporate legal operations, e-discovery services and expertise, and information governance, privacy & security services.
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
We derive substantially all of our revenues from providing professional services to both U.S. and global clients. Most of our services are rendered under time and expense contract arrangements, which require the client to pay us based on the number of hours worked at contractually agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs. Certain contracts are rendered under fixed-fee arrangements, which require the client to pay a fixed fee in exchange for a predetermined set of professional services. Fixed-fee arrangements may require certain clients to pay us a recurring retainer. Our contract arrangements may also contain success fees or performance-based arrangements in which our fees are based on the attainment of contractually defined objectives with our client. This type of success fee may supplement a time and expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of when achieving the performance-based criteria becomes probable. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
In our Technology segment, certain clients are billed based on the amount of data storage used or the volume of information processed. Unit-based revenues are defined as revenues billed on a per item, per page or some other unit-based method and include revenues from data processing and hosting. Unit-based revenues include revenues associated with the software products that are made available to customers via a web browser (“on-demand”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review-related functions.
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
When significant, we identify the estimated impact of foreign currency (“FX”) driven by our businesses with functional currencies other than the U.S. dollar (“USD”). The estimated impact of FX on the period-to-period performance results is calculated as the difference between the prior period results, multiplied by the average FX exchange rates to USD in the current period and the prior period results, multiplied by the average FX exchange rates to USD in the prior period.
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

Full Year 2021 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2021	2020	% Increase (Decrease)

	(dollar amounts in thousands, except per share amounts)
Revenues (1)	$2,776,222	$2,461,275	12.8%
Special charges (2)	$—	$7,103	-100.0%
Net income	$234,966	$210,682	11.5%
Adjusted EBITDA	$354,010	$332,271	6.5%
Earnings per common share — diluted	$6.65	$5.67	17.3%
Adjusted earnings per common share — diluted	$6.76	$5.99	12.9%
Net cash provided by operating activities	$355,483	$327,069	8.7%
Total number of employees	6,780	6,321	7.3%

(1)This includes acquisition-related revenues. We define acquisition growth as revenues of acquired companies in the first 12 months following the effective date of an acquisition. Our definition of organic growth is the change in revenues, excluding the impact of all such acquisitions.
(2)Excluded from non-GAAP financial measures.
Revenues
Revenues for the year ended December 31, 2021 increased $314.9 million, or 12.8%, as compared with the year ended December 31, 2020, which included a 2.0% estimated positive impact from FX. Acquisition-related revenues contributed $11.5 million, or 0.5% of the increase, compared with 2020. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $253.6 million, or 10.3%, primarily due to increased demand for all of our segments, particularly in Economic Consulting, FLC and Technology.
Special Charges
There were no special charges recorded during the year ended December 31, 2021. For the year ended December 31, 2020, we recorded special charges of $7.1 million, which consisted of $4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York, and $2.4 million of employee severance and other employee-related costs in our FLC segment.
Net income
Net income for the year ended December 31, 2021 increased $24.3 million, or 11.5%, as compared with the year ended December 31, 2020. The increase in net income was primarily due to an increase in revenues, FX remeasurement gains and the absence of the above mentioned special charges, which was partially offset by higher compensation expenses, which includes the impact of a 6.6% increase in billable headcount and higher variable compensation, higher selling, general and administrative ("SG&A") expenses and a higher effective tax rate.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2021 increased $21.7 million, or 6.5%, as compared with the year ended December 31, 2020. Adjusted EBITDA was 12.8% of revenues for the year ended December 31, 2021 compared with 13.5% of revenues for the year ended December 31, 2020. The increase in Adjusted EBITDA was due to an increase in revenues, which was partially offset by higher compensation expenses, which includes the impact of a 6.6% increase in billable headcount and higher variable compensation, as well as higher SG&A expenses.
EPS and Adjusted EPS
EPS for the year ended December 31, 2021 increased $0.98 to $6.65 compared with $5.67 for the year ended December 31, 2020. The increase in EPS was primarily due to the higher net income described above and a decline in diluted weighted average shares outstanding.

Adjusted EPS for the year ended December 31, 2021 increased $0.77 to $6.76 compared with $5.99 for the year ended December 31, 2020. Adjusted EPS for the year ended December 31, 2021 excludes $9.6 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.20, which was partially offset by $3.1 million in fair value remeasurement related to acquisition-related contingent consideration, which decreased Adjusted EPS by $0.09. Adjusted EPS for the year ended December 31, 2020 excluded the $7.1 million special charge and $9.1 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.14 and $0.18, respectively.
Liquidity and Capital Allocation
Net cash provided by operating activities for the year ended December 31, 2021 increased $28.4 million to $355.5 million compared with $327.1 million for the year ended December 31, 2020. The increase in net cash provided by operating activities was primarily due to higher cash collections resulting from increased revenues combined with lower income tax payments largely due to the reversal of a significant deferred tax asset in the U.S. The increase was partially offset by higher compensation expense primarily related to headcount growth and an increase in other operating expenses. Days sales outstanding (“DSO”) was 94 days as of December 31, 2021 compared with 95 days as of December 31, 2020.
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). A portion of net cash provided by operating activities was used to repurchase and retire approximately 0.4 million shares of our common stock under our Repurchase Program for an average price per share of $109.37, at a total cost of $46.1 million during the year ended December 31, 2021. We had $167.1 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2021.
Free Cash Flow was an inflow of $286.9 million and $292.2 million for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily due to an increase in net cash used for purchases of property and equipment.
Other Strategic Activities
During the year ended December 31, 2021, we acquired certain assets of The Rhodes Group, a leading construction consulting firm with offices in Pittsburgh, Pennsylvania and Houston, Texas.
Also during the year ended December 31, 2021, we entered into a definitive agreement to acquire BOLD, a leading restructuring, transactions, digital and transformation advisory firm in the Netherlands. The acquisition closed during the first quarter of 2022.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic created global volatility, economic uncertainty and general market disruption, and it has impacted each of our segments, practices and regions differently. During the year ended December 31, 2021, the COVID-19 pandemic continued to impact our ability to deliver certain services due to, for example, travel restrictions, court closures, backlogs at courts and government moratoriums on restructuring, which is varied in each region. Although we have not been materially adversely impacted by illness in our employee population, the COVID-19 pandemic itself and the potential evolution of more contagious or dangerous variants, coupled with vaccine hesitancy and the delay associated with developing vaccines targeted to new variants, could increase the risk that our employees may experience negative health outcomes, impair employee retention or headcount growth, and adversely affect our ability to service clients or win new engagements, which differs by segment, position and geography and is difficult to quantify. Governmental or client vaccine mandates could also impair our ability to perform services and attract and retain clients. In addition, vaccine hesitancy by some employees could delay or derail in-person back-to-work efforts, reduce the pool of qualified employment candidates that are available to staff engagements or to hire, negatively impact our ability to provide client services or win engagements, and result in more adverse health outcomes for our employee population. Evolving business practices, including those related to remote work, as well as fiscal and monetary policies have mitigated the negative economic impact of the pandemic in certain key geographies, such as in North America. The COVID-19 pandemic and its impact on our business and the health and welfare of our employees continues to be difficult to predict, especially due to uncertainty arising from the potential continuing evolution of COVID-19 variants, the development and efficacy of vaccinations against variants and the roll-out of vaccination programs around the world, including vaccine mandates imposed by governments that could apply to us and our employees and requirements imposed by our clients relating to the vaccination status of our employees who serve such clients.

Headcount
Our total headcount increased 7.3% from 6,321 as of December 31, 2020 to 6,780 as of December 31, 2021. The following table includes the net billable headcount additions for the year ended December 31, 2021:

Billable Headcount	Corporate Finance	FLC (1)	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2020	1,655	1,343	891	408	770	5,067
Additions, net	47	153	30	60	44	334
December 31, 2021	1,702	1,496	921	468	814	5,401
Percentage change in headcount from December 31, 2020	2.8%	11.4%	3.4%	14.7%	5.7%	6.6%

(1)There were 38 revenue-generating professionals added during the year ended December 31, 2021 related to the acquisition of certain assets of a business within the FLC segment.
RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2021	2020

	(in thousands, except per share data)
Revenues
Corporate Finance	$938,969	$910,184
FLC	584,835	500,275
Economic Consulting	697,405	599,088
Technology	287,366	223,016
Strategic Communications	267,647	228,712
Total revenues	$2,776,222	$2,461,275
Segment operating income
Corporate Finance	$145,765	$205,029
FLC	66,643	23,899
Economic Consulting	111,462	85,690
Technology	42,927	30,869
Strategic Communications	49,708	31,639
Total segment operating income	416,505	377,126
Unallocated corporate expenses	(104,457)	(94,463)
Operating income	312,048	282,663
Other income (expense)
Interest income and other	6,193	(412)
Interest expense	(20,294)	(19,805)
	(14,101)	(20,217)
Income before income tax provision	297,947	262,446
Income tax provision	62,981	51,764
Net income	$234,966	$210,682
Earnings per common share — basic	$7.02	$5.92
Earnings per common share — diluted	$6.65	$5.67

Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net income	$234,966	$210,682
Add back:
Income tax provision	62,981	51,764
Interest income and other	(6,193)	412
Interest expense	20,294	19,805
Depreciation and amortization	34,269	32,118
Amortization of intangible assets	10,823	10,387
Special charges	—	7,103
Remeasurement of acquisition-related contingent consideration	(3,130)	—
Adjusted EBITDA	$354,010	$332,271
Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2021	2020

	(in thousands, except per share data)
Net income	$234,966	$210,682
Add back:
Remeasurement of acquisition-related contingent consideration	(3,130)	—
Special charges	—	7,103
Tax impact of special charges	—	(1,847)
Non-cash interest expense on convertible notes	9,586	9,083
Tax impact of non-cash interest expense on convertible notes	(2,492)	(2,361)
Adjusted Net Income	$238,930	$222,660
Earnings per common share — diluted	$6.65	$5.67
Add back:
Remeasurement of acquisition-related contingent consideration	(0.09)	—
Special charges	—	0.19
Tax impact of special charges	—	(0.05)
Non-cash interest expense on convertible notes	0.27	0.24
Tax impact of non-cash interest expense on convertible notes	(0.07)	(0.06)
Adjusted earnings per common share — diluted	$6.76	$5.99
Weighted average number of common shares outstanding — diluted	35,337	37,149
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$355,483	$327,069
Purchases of property and equipment	(68,569)	(34,866)
Free Cash Flow	$286,914	$292,203

Year Ended December 31, 2021 Compared with December 31, 2020
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $10.0 million, or 10.6%, to $104.5 million in 2021 from $94.5 million in 2020. Excluding the impact of special charges recorded in 2020, unallocated corporate expenses increased by $10.4 million, or 11.0%. The increase was primarily due to higher compensation due to headcount growth and higher infrastructure support costs to support growth in the business.
Interest income and other
Interest income and other, which includes FX gains and losses, increased to a $6.2 million gain for the year ended December 31, 2021, compared with a $0.4 million loss for the year ended December 31, 2020. The increase was primarily due to a $6.5 million increase in net FX gains.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $0.5 million, or 2.5%, to $20.3 million in 2021 from $19.8 million in 2020.
Income tax provision
Our income tax provision increased $11.2 million, or 21.7%, to $63.0 million in 2021, compared with $51.8 million in 2020. Our effective tax rate was 21.1% for 2021 as compared with 19.7% for 2020. The lower effective tax rate in 2020 was primarily due to intellectual property license agreements entered into between subsidiaries, resulting in a $11.2 million tax benefit. In addition, in 2021, a larger percentage of income was generated in higher tax jurisdictions than in 2020.
A portion of the increase in the 2021 effective tax rate was offset by the following favorable tax adjustments: a $5.1 million benefit related to the release of the valuation allowance on our deferred tax assets in Australia because of sustained profitability and a $3.2 million benefit related to the remeasurement of our deferred tax asset related to an intellectual property license between our U.S. and United Kingdom ("U.K.") subsidiaries due to a future change in the U.K. tax rate. In June 2021, the U.K. government approved a U.K. tax rate increase from 19.0% to 25.0% effective in April 2023.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net income	$234,966	$210,682
Add back:
Income tax provision	62,981	51,764
Interest income and other	(6,193)	412
Interest expense	20,294	19,805
Unallocated corporate expenses	104,457	94,463
Total segment operating income	416,505	377,126
Add back:
Segment depreciation expense	31,072	29,381
Amortization of intangible assets	10,818	10,387
Segment special charges	—	6,730
Remeasurement of acquisition-related contingent consideration	(3,130)	—
Total Adjusted Segment EBITDA	$455,265	$423,624

Other Segment Operating Data

	Year Ended December 31,
	2021	2020
Number of revenue-generating professionals (at period end):
Corporate Finance	1,702	1,655
FLC	1,496	1,343
Economic Consulting	921	891
Technology (1)	468	408
Strategic Communications	814	770
Total revenue-generating professionals	5,401	5,067
Utilization rates of billable professionals: (2)
Corporate Finance	59%	63%
FLC	56%	51%
Economic Consulting	72%	68%
Average billable rate per hour: (3)
Corporate Finance	$452	$468
FLC	$350	$335
Economic Consulting	$509	$494

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 518 and 331 as-needed employees during the years ended December 31, 2021 and 2020, respectively.
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

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2021	2020

	(dollars in thousands, except rate per hour)
Revenues	$938,969	$910,184
Percentage change in revenues from prior year	3.2%
Operating expenses
Direct cost of revenues	652,444	578,875
Selling, general and administrative expenses	133,275	118,964
Special charges	—	861
Amortization of intangible assets	7,485	6,455
	793,204	705,155
Segment operating income	145,765	205,029
Percentage change in segment operating income from prior year	-28.9%
Add back:
Depreciation and amortization of intangible assets	12,847	10,940
Special charges	—	861
Fair value remeasurement of contingent consideration	(3,130)	—
Adjusted Segment EBITDA	$155,482	$216,830
Gross profit (1)	$286,525	$331,309
Percentage change in gross profit from prior year	-13.5%
Gross profit margin (2)	30.5%	36.4%
Adjusted Segment EBITDA as a percentage of revenues	16.6%	23.8%
Number of revenue-generating professionals (at period end)	1,702	1,655
Percentage change in number of revenue-generating professionals from prior year	2.8%
Utilization rate of billable professionals	59%	63%
Average billable rate per hour	$452	$468

(1)Revenues less direct cost of revenues.
(2)Gross profit as a percentage of revenues.
Year Ended December 31, 2021 Compared with December 31, 2020
Revenues increased $28.8 million, or 3.2%, from 2020 to 2021, which included a 2.0% estimated positive impact from FX. Acquisition-related revenues contributed $3.0 million, or 0.3%, of the increase, compared with 2020. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $7.8 million, or 0.9%, primarily due to increased demand and realized bill rates across transactions and business transformation services in North America and Europe, the Middle East and Africa, which was partially offset by decreased demand and realized bill rates for restructuring services.
Gross profit decreased $44.8 million, or 13.5%, from 2020 to 2021. Gross profit margin decreased 5.9 percentage points from 2020 to 2021. The decrease in gross profit margin was largely due to a 4 percentage point decline in utilization and lower realized bill rates, primarily due to restructuring services, as well as an unfavorable business mix.
SG&A expenses increased $14.3 million, or 12.0%, from 2020 to 2021. SG&A expenses of 14.2% of revenues in 2021 compared with 13.1% in 2020. The increase in SG&A expenses was primarily due to higher infrastructure support costs, as well as rent and occupancy and compensation expenses, which was partially offset by lower acquisition-related expenses.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2021	2020

	(dollars in thousands, except rate per hour)
Revenues	$584,835	$500,275
Percentage change in revenues from prior year	16.9%
Operating expenses
Direct cost of revenues	412,575	377,530
Selling, general and administrative expenses	104,723	94,562
Special charges	—	3,484
Amortization of intangible assets	894	800
	518,192	476,376
Segment operating income	66,643	23,899
Percentage change in segment operating income from prior year	178.9%
Add back:
Depreciation and amortization of intangible assets	5,902	5,991
Special charges	—	3,484
Adjusted Segment EBITDA	$72,545	$33,374
Gross profit (1)	$172,260	$122,745
Percentage change in gross profit from prior year	40.3%
Gross profit margin (2)	29.5%	24.5%
Adjusted Segment EBITDA as a percentage of revenues	12.4%	6.7%
Number of revenue-generating professionals (at period end)	1,496	1,343
Percentage change in number of revenue-generating professionals from prior year	11.4%
Utilization rate of billable professionals	56%	51%
Average billable rate per hour	$350	$335

(1)Revenues less direct cost of revenues.
(2)Gross profit as a percentage of revenues.
Year Ended December 31, 2021 Compared with December 31, 2020
Revenues increased $84.6 million, or 16.9%, from 2020 to 2021, which included a 1.5% estimated positive impact from FX. Acquisition-related revenues contributed $8.5 million, or 1.7% of the increase, compared with 2020. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $68.7 million, or 13.7%, primarily due to higher demand for our investigations, disputes and health solutions services.
Gross profit increased $49.5 million, or 40.3%, from 2020 to 2021. Gross profit margin increased 5.0 percentage points from 2020 to 2021. The increase in gross profit margin was largely related to a 5 percentage point increase in utilization, primarily in our disputes, investigations and health solutions services, which was partially offset by higher variable compensation as a percentage of revenues.
SG&A expenses increased $10.2 million, or 10.7%, from 2020 to 2021. SG&A expenses of 17.9% of revenues in 2021 compared with 18.9% in 2020. The increase in SG&A expenses was primarily driven by higher infrastructure support and rent and occupancy costs, as well as an increase in variable compensation and other general and administrative expenses, which was partially offset by lower bad debt.

ECONOMIC CONSULTING

	Year Ended December 31,
	2021	2020

	(dollars in thousands, except rate per hour)
Revenues	$697,405	$599,088
Percentage change in revenues from prior year	16.4%
Operating expenses
Direct cost of revenues	508,575	434,324
Selling, general and administrative expenses	77,368	78,714
Special charges	—	35
Amortization of intangible assets	—	325
	585,943	513,398
Segment operating income	111,462	85,690
Percentage change in segment operating income from prior year	30.1%
Add back:
Depreciation and amortization of intangible assets	5,724	5,707
Special charges	—	35
Adjusted Segment EBITDA	$117,186	$91,432
Gross profit (1)	$188,830	$164,764
Percentage change in gross profit from prior year	14.6%
Gross profit margin (2)	27.1%	27.5%
Adjusted Segment EBITDA as a percentage of revenues	16.8%	15.3%
Number of revenue-generating professionals (at period end)	921	891
Percentage change in number of revenue-generating professionals from prior year	3.4%
Utilization rate of billable professionals	72%	68%
Average billable rate per hour	$509	$494

(1)Revenues less direct cost of revenues.
(2)Gross profit as a percentage of revenues.
Year Ended December 31, 2021 Compared with December 31, 2020
Revenues increased $98.3 million, or 16.4%, from 2020 to 2021, which included a 2.1% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $85.6 million, or 14.3%. The increase was primarily due to higher demand for our non-mergers and acquisitions ("M&A")-related antitrust services, along with higher demand and realized bill rates for financial economics and international arbitration services, which was partially offset by lower realized bill rates and demand for M&A-related antitrust services.
Gross profit increased $24.1 million, or 14.6%, from 2020 to 2021. Gross profit margin decreased 0.4 percentage points from 2020 to 2021. The decrease in gross profit margin was primarily due to higher variable compensation and contractor expenses, which was partially offset by a 4 percentage point improvement in utilization.
SG&A expenses decreased $1.3 million, or 1.7%, from 2020 to 2021. SG&A expenses of 11.1% of revenues in 2021 compared with 13.1% in 2020. The decrease in SG&A expenses was primarily driven by lower bad debt, which was partially offset by the unfavorable impact from FX and higher infrastructure support costs.

TECHNOLOGY

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Revenues	$287,366	$223,016
Percentage change in revenues from prior year	28.9%
Operating expenses
Direct cost of revenues	176,527	134,568
Selling, general and administrative expenses	67,912	57,303
Special charges	—	276
	244,439	192,147
Segment operating income	42,927	30,869
Percentage change in segment operating income from prior year	39.1%
Add back:
Depreciation and amortization of intangible assets	12,812	11,868
Special charges	—	276
Adjusted Segment EBITDA	$55,739	$43,013
Gross profit (1)	$110,839	$88,448
Percentage change in gross profit from prior year	25.3%
Gross profit margin (2)	38.6%	39.7%
Adjusted Segment EBITDA as a percentage of revenues	19.4%	19.3%
Number of revenue-generating professionals (at period end) (3)	468	408
Percentage change in number of revenue-generating professionals from prior year	14.7%

(1)Revenues less direct cost of revenues.
(2)Gross profit as a percentage of revenues.
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Year Ended December 31, 2021 Compared with December 31, 2020
Revenues increased $64.4 million, or 28.9%, from 2020 to 2021, which included a 2.1% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $59.8 million, or 26.8%. The increase was driven by increased demand across all practices associated with litigation, investigations and M&A-related “second request” services.
Gross profit increased $22.4 million, or 25.3%, from 2020 to 2021. Gross profit margin decreased 1.1 percentage points from 2020 to 2021. The decrease in gross profit margin was due to decreased utilization of our consulting services associated with high levels of hiring activity, partially offset by favorable mix and profitability of our managed review services.
SG&A expenses increased $10.6 million, or 18.5%, from 2020 to 2021. SG&A expenses of 23.6% of revenues in 2021 compared with 25.7% in 2020. The increase in SG&A expenses was primarily due to higher compensation, infrastructure support, rent and occupancy costs and other general and administrative expenses.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Revenues	$267,647	$228,712
Percentage change in revenues from prior year	17.0%
Operating expenses
Direct cost of revenues	165,386	147,414
Selling, general and administrative expenses	50,114	44,779
Special charges	—	2,074
Amortization of intangible assets	2,439	2,806
	217,939	197,073
Segment operating income	49,708	31,639
Percentage change in segment operating income from prior year	57.1%
Add back:
Depreciation and amortization of intangible assets	4,605	5,262
Special charges	—	2,074
Adjusted Segment EBITDA	$54,313	$38,975
Gross profit (1)	$102,261	$81,298
Percentage change in gross profit from prior year	25.8%
Gross profit margin (2)	38.2%	35.5%
Adjusted Segment EBITDA as a percentage of revenues	20.3%	17.0%
Number of revenue-generating professionals (at period end)	814	770
Percentage change in number of revenue-generating professionals from prior year	5.7%

(1)Revenues less direct cost of revenues.
(2)Gross profit as a percentage of revenues.
Year Ended December 31, 2021 Compared with December 31, 2020
Revenues increased $38.9 million, or 17.0%, from 2020 to 2021, which included a 3.2% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $31.7 million or 13.9%. The increase was primarily due to growth in project- and retainer-based revenues, driven by higher demand for our corporate reputation and public affairs services.
Gross profit increased $21.0 million, or 25.8%, from 2020 to 2021. Gross profit margin increased 2.7 percentage points from 2020 to 2021. The increase in gross profit margin was driven by lower compensation as a percentage of revenues.
SG&A expenses increased $5.3 million, or 11.9%, from 2020 to 2021. SG&A expenses of 18.7% of revenues in 2021 compared with 19.6% in 2020. The increase in SG&A expenses was primarily driven by higher infrastructure support, outside services and other general and administrative expenses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
For the years ended December 31, 2021, 2020 and 2019, our cash flows from operations exceeded our cash needs for capital expenditures and debt service requirements. We generally finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. We believe that our cash flows from operations, supplemented by short-term borrowings under our senior secured bank revolving credit facility ("Credit Facility"), as necessary, will provide adequate cash to fund our long-term cash needs for at least the next 12 months.
Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expenses. The timing of billings and collections of receivables, as well as compensation and vendor payments, affects the changes in these balances.

Uncertainties and Trends Affecting Liquidity

Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that could result in a material adverse impact on our business, other events beyond our control, or the impact of any future acquisitions, unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic disruptions, arising from the COVID-19 pandemic worsen or other events beyond our control, or if other economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See information under the heading “Risk Factors” in Part I, Item 1A of this Annual Report.
Cash Flows

	Year Ended December 31,
	2021	2020

Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$355,483	$327,069
Net cash used in investing activities	$(79,093)	$(60,120)
Net cash used in financing activities	$(61,674)	$(360,053)
DSO (1)	94	95

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Year Ended December 31, 2021 Compared with December 31, 2020
Net cash provided by operating activities increased $28.4 million, or 8.7%, from 2020 to 2021. The increase in net cash provided by operating activities was primarily due to higher cash collections combined with lower income tax payments largely due to the reversal of a significant deferred tax asset in the U.S., which was partially offset by an increase in compensation, primarily related to headcount growth and higher annual bonus payments, as well as other operating expenses. DSO was 94 days as of December 31, 2021 and 95 days as of December 31, 2020.
Net cash used in investing activities increased $19.0 million, or 31.6%, from 2020 to 2021. The increase in net cash used in investing activities was primarily due to an increase of $33.7 million in capital expenditures, mainly related to leasehold improvement costs for our new office space in New York, New York, offset by a decrease of $14.8 million in payments for acquisitions of businesses, net of cash received.

Net cash used in financing activities decreased $298.4 million, or 82.9%, from 2020 to 2021. The decrease in net cash used in financing activities was primarily due to a decrease of $307.5 million in payments for common stock repurchases under the Repurchase Program.
Principal Sources of Capital Resources
As of December 31, 2021, our capital resources included $494.5 million of cash and cash equivalents and available borrowing capacity of $549.6 million under the $550.0 million revolving line of credit under our Credit Facility. As of December 31, 2021, we had no outstanding borrowings under our Credit Facility and $0.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under the Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro ("EUR"), British pound ("GBP"), Australian dollar and Canadian dollar.
The availability of borrowings, as well as issuances and extensions of letters of credit, under our Credit Facility is subject to specified conditions. We may choose to repay outstanding borrowings under the Credit Facility at any time before maturity without premium or penalty. Borrowings under the Credit Facility in USD, EUR and GBP bear interest at an annual rate equal to the London Interbank Offered Rate ("LIBOR"), plus an applicable margin or, in the case of USD borrowings, an alternative base rate plus an applicable margin. Due to the cessation by the ICE Benchmark Administration Limited of the publication on a representative basis of EUR LIBOR and GBP LIBOR as of December 31, 2021, EUR LIBOR is no longer available under our Credit Agreement and one-, three- and six-month GBP LIBOR is available under a "synthetic" methodology until December 31, 2022. The Credit Agreement permits FTI Consulting and Bank of America, N.A., as administrative agent thereunder, to agree to a new benchmark rate to replace EUR LIBOR and GBP LIBOR, subject to the negative consent of the Required Lenders (as defined therein). Prior to the incurrence of any borrowings under the Credit Facility in EUR or, after December 31, 2022, in GBP, we will need to agree to a replacement benchmark rate for each applicable currency in accordance with the terms of the Credit Agreement. The Credit Facility is guaranteed by substantially all of our domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $700.0 million.
The amended and restated credit agreement entered into in November 2018, as further amended by the first amendment to the amended and restated credit agreement dated as of February 4, 2022 (the "Credit Agreement"), governing the Credit Facility and our other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of December 31, 2021, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022, between us and U.S. Bank National Association, as trustee, governing the 2023 Convertible Notes.
Principal Uses of Capital Resources
Future Capital Requirements
We anticipate that our future capital requirements will principally consist of funds required for:
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
Capital Expenditures
During 2021, we spent $68.6 million in capital expenditures to support our organization, including the leasehold improvement costs for the New York office space and direct support for specific client engagements. During 2022, we currently expect to make capital expenditures to support our organization in an aggregate amount between $44 million and $54 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
Share Repurchase Program
During the year ended December 31, 2021, we made $46.1 million in payments for common stock repurchases under the Repurchase Program. We had $167.1 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2021.
Payments for Acquisition of Businesses
During the year ended December 31, 2021, we acquired certain assets of businesses that were assigned to the Corporate Finance and FLC segments for an aggregate of $10.4 million. We also recorded a liability of $1.1 million for an acquisition-related contingent consideration.
Future Contractual Obligations
Our future obligations as of December 31, 2021 include both current and long-term obligations. We have a current obligation of $6.3 million and long-term obligations of $322.6 million related to our 2023 Convertible Notes, including current and long-term interest, and Credit Facility. For more information on our 2023 Convertible Notes and Credit Facility, refer to Note 14, "Debt" in Part II, Item 8. Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2021 and prior to the November 30, 2023 maturity date of our Credit Facility. Under our operating leases as noted in Note 15, “Leases” in Part II, Item 8, we have a current obligation of $30.8 million and long-term obligations of $236.0 million.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Critical Accounting Estimates
General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the following critical accounting estimates reflect our more significant judgments used in the preparation of our consolidated financial statements.
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
Certain fees in our time and materials arrangements may be subject to approval by a third party, such as a bankruptcy court or other regulatory agency. In such cases, we record revenues based on the amount we estimate we will be entitled to in exchange for our services and only to the extent a significant reversal of revenues is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. Potential fee reductions imposed by bankruptcy courts and other regulatory agencies or negotiated with specific clients are estimated on a specific identification basis. Our estimates may vary depending on the nature of the engagement, client economics, historical experience and other appropriate factors. When there are changes in our estimates of potential fee reductions, we record such changes to revenues with a corresponding offset to our billed and unbilled accounts receivable.
In our Technology segment, we generate unit-based revenues that are recognized at agreed-upon per unit rates for the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client.
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
Interest Rate Risk and Market Risk
We are exposed to interest rate risk related to debt obligations outstanding. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate borrowings to changes in our interest expense. As of December 31, 2021, there were no variable rate debt instruments outstanding as there were no outstanding borrowings under our Credit Facility. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2021 and prior to the November 30, 2023 maturity date of our Credit Facility.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure. All of our derivative transactions are entered into for non-trading purposes.
The following table presents principal cash flows and related interest rates by year of maturity for our 2023 Convertible Notes and the fair value of the debt as of December 31, 2021 and 2020. Our stock price affects the fair value of our 2023 Convertible Notes, which is determined based on the last actively traded prices in an over-the-counter market for our 2023 Convertible Notes. The last actively traded prices for our 2023 Convertible Notes per $1,000 principal amount were $1,475.50 and $1,255.28 as of December 31, 2021 and 2020, respectively.

						December 31, 2021		December 31, 2020
	2022	2023	2024	2025	Thereafter	Total	Fair Value	Total	Fair Value

Long-Term Debt	(dollars in thousands)
Fixed rate	$—	$316,245	$—	$—	$—	$316,245	$466,619	$316,250	$396,982
Average interest rate	—	5.4%	—	—	—	5.4%	—	5.4%	—
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

Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the euro, Australian dollar, British pound and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2021, 2020 and 2019. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
	2021	2020	2019

Changes in Net Investment of Foreign Subsidiaries	(in thousands)
Euro	$(12,381)	$12,543	$(1,323)
Australian dollar	(4,002)	6,619	(208)
British pound	(3,132)	13,599	7,390
Canadian dollar	(247)	1,209	1,020
All other	(2,643)	442	91
Total	$(22,405)	$34,412	$6,970

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 24, 2022

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (Principal Executive Officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
FTI Consulting, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Changes in estimates of potential fee reductions
As discussed in Note 1 to the consolidated financial statements, for certain arrangements, the Company records revenues based on the amount it estimates it will be entitled to in exchange for its services and only to the extent that a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. The Company records changes to revenue when there are changes in estimates of potential fee reductions imposed by bankruptcy courts or other regulatory agencies or negotiated with specific clients. Revenues for the year ended December 31, 2021 were approximately $2.8 billion, which includes the previously mentioned changes.
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
McLean, Virginia
February 24, 2022

FTI Consulting, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$494,485	$294,953
Accounts receivable, net	754,120	711,357
Current portion of notes receivable	30,256	35,253
Prepaid expenses and other current assets	91,166	88,144
Total current assets	1,370,027	1,129,707
Property and equipment, net	142,163	101,642
Operating lease assets	215,995	156,645
Goodwill	1,232,791	1,234,879
Intangible assets, net	31,990	41,550
Notes receivable, net	53,539	61,121
Other assets	54,404	51,819
Total assets	$3,100,909	$2,777,363
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$165,025	$170,066
Accrued compensation	507,556	455,933
Billings in excess of services provided	45,535	44,172
Total current liabilities	718,116	670,171
Long-term debt, net	297,158	286,131
Noncurrent operating lease liabilities	236,026	161,677
Deferred income taxes	170,612	158,342
Other liabilities	95,676	100,861
Total liabilities	1,517,588	1,377,182
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 34,333 (2021) and 34,481 (2020)	343	345
Additional paid-in capital	13,662	—
Retained earnings	1,698,156	1,506,271
Accumulated other comprehensive loss	(128,840)	(106,435)
Total stockholders' equity	1,583,321	1,400,181
Total liabilities and stockholders' equity	$3,100,909	$2,777,363
See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$2,776,222	$2,461,275	$2,352,717
Operating expenses
Direct cost of revenues	1,915,507	1,672,711	1,534,896
Selling, general and administrative expenses	537,844	488,411	504,074
Special charges	—	7,103	—
Amortization of intangible assets	10,823	10,387	8,152
	2,464,174	2,178,612	2,047,122
Operating income	312,048	282,663	305,595
Other income (expense)
Interest income and other	6,193	(412)	2,061
Interest expense	(20,294)	(19,805)	(19,206)
	(14,101)	(20,217)	(17,145)
Income before income tax provision	297,947	262,446	288,450
Income tax provision	62,981	51,764	71,724
Net income	$234,966	$210,682	$216,726
Earnings per common share — basic	$7.02	$5.92	$5.89
Earnings per common share — diluted	$6.65	$5.67	$5.69
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $—, $— and $—	$(22,405)	$34,412	$6,970
Total other comprehensive income (loss), net of tax	(22,405)	34,412	6,970
Comprehensive income	$212,561	$245,094	$223,696

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2018	38,147	$381	$299,534	$1,196,727	$(147,817)	$1,348,825
Net income	—	$—	$—	$216,726	$—	$216,726
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6,970	6,970
Issuance of common stock in connection with:
Exercise of options	256	3	9,685	—	—	9,688
Restricted share grants, less net settled shares of 78	245	3	(6,520)	—	—	(6,517)
Stock units issued under incentive compensation plan	—	—	1,413	—	—	1,413
Purchase and retirement of common stock	(1,258)	(13)	(105,928)	—	—	(105,941)
Share-based compensation	—	—	17,978	—	—	17,978
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$210,682	$—	$210,682
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	34,412	34,412
Issuance of common stock in connection with:
Exercise of options	140	1	4,933	—	—	4,934
Restricted share grants, less net settled shares of 93	220	3	(10,759)	—	—	(10,756)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(3,269)	(33)	(235,554)	(117,864)	—	(353,451)
Share-based compensation	—	—	22,904	—	—	22,904
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$234,966	$—	$234,966
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(22,405)	(22,405)
Issuance of common stock in connection with:
Exercise of options	78	1	2,693	—	—	2,694
Restricted share grants, less net settled shares of 94	196	1	(11,636)	—	—	(11,635)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,081)	—	(46,132)
Conversion feature of convertible senior notes due 2023, net	—	—	(2)	—	—	(2)
Share-based compensation	—	—	23,051	—	—	23,051
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$234,966	$210,682	$216,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,269	32,661	30,153
Amortization and impairment of intangible assets	10,823	10,387	8,152
Acquisition-related contingent consideration	(324)	5,593	2,372
Provision for expected credit losses	16,151	19,692	19,602
Share-based compensation	23,051	22,904	17,978
Amortization of debt discount and issuance costs and other	11,701	11,259	11,917
Deferred income taxes	4,958	(9,132)	(3,712)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(61,274)	(26,800)	(141,894)
Notes receivable	12,645	8,029	10,445
Prepaid expenses and other assets	(1,165)	4,640	(22,648)
Accounts payable, accrued expenses and other	(2,102)	13,901	(8,907)
Income taxes	10,523	(22,549)	24,496
Accrued compensation	59,566	38,627	61,339
Billings in excess of services provided	1,695	7,175	(8,133)
Net cash provided by operating activities	355,483	327,069	217,886
Investing activities
Payments for acquisition of businesses, net of cash received	(10,428)	(25,271)	(18,791)
Purchases of property and equipment and other	(68,665)	(34,849)	(41,815)
Net cash used in investing activities	(79,093)	(60,120)	(60,606)
Financing activities
Borrowings under revolving line of credit	402,500	289,500	45,000
Repayments under revolving line of credit	(402,500)	(289,500)	(45,000)
Purchase and retirement of common stock	(46,133)	(353,593)	(105,797)
Share-based compensation tax withholdings and other	(9,246)	(5,823)	3,171
Payments for business acquisition liabilities	(7,496)	(3,948)	(2,282)
Deposits and other	1,201	3,311	1,597
Net cash used in financing activities	(61,674)	(360,053)	(103,311)
Effect of exchange rate changes on cash and cash equivalents	(15,184)	18,684	3,335
Net increase (decrease) in cash and cash equivalents	199,532	(74,420)	57,304
Cash and cash equivalents, beginning of period	294,953	369,373	312,069
Cash and cash equivalents, end of period	$494,485	$294,953	$369,373
Supplemental cash flow disclosures
Cash paid for interest	$9,102	$7,752	$7,606
Cash paid for income taxes, net of refunds	$47,500	$83,445	$50,941
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,603	$2,314	$1,413
Business acquisition liabilities not yet paid	$1,093	$6,209	$9,746
Non-cash additions to property and equipment	$6,518	$4,966	$(2,742)

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
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2021, we derived approximately 38% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
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
Certain fees in our time and materials arrangements may be subject to approval by a third party, such as a bankruptcy court and other regulatory agency. In such cases, we record revenues based on the amount we estimate we will be entitled to in exchange for our services and only to the extent a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. Potential fee reductions imposed by bankruptcy courts and other regulatory agencies or negotiated with specific clients are estimated on a specific identification basis. Our estimates may vary depending on the nature of the engagement, client economics, historical experience and other appropriate factors. When there are changes in our estimates of potential fee reductions, we record such changes to revenues with a corresponding offset to our billed and unbilled accounts receivable.
In our Technology segment, we generate unit-based revenues that are recognized at agreed-upon per unit rates for the amount of data stored or processed, the number of concurrent users accessing the information, or the number of pages or images processed for a client.
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
Acquisition-Related Contingent Consideration
The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing either a Monte Carlo pricing model or the present value of our probability-weighted estimate of future cash flows. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to acquisition-related contingent consideration liabilities for changes in fair value due to the passage of time. Remeasurement gains or losses and accretion expense are included in “Selling, general and administrative” ("SG&A") expenses on the Consolidated Statements of Comprehensive Income.
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $13.0 million, $15.2 million and $18.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in SG&A expenses on the Consolidated Statements of Comprehensive Income.
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
Property and Equipment
We record property and equipment, including improvements that extend the useful life of an asset, at cost, while maintenance and repairs are expensed as incurred. We calculate depreciation using the straight-line method based on the estimated useful life ranging from one year to seven years for furniture, equipment and software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within furniture, equipment and software and is amortized over the estimated useful life of the software, which is generally three years. Purchased software licenses to be sold to customers are capitalized and amortized over the license term.
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. If the termination was by the Company without cause or by the employee with good reason, or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans ratably over the requisite service period, which ranges from a period of one year to 10 years. The amount of expense recognized at any date must be at least equal to the portion of the principal forgiven on the forgiveness date.
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
In the quantitative assessment, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate fair value using a combination of an income approach (based on discounted cash flows) and market approaches using appropriate weighting factors. If the fair value exceeds the carrying amount, goodwill is not impaired. However, if the carrying value exceeds the fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
Leases
We determine if a contract is a leasing arrangement at inception. Operating lease assets represent our right to control the use of an identified asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized on the Consolidated Balance Sheets at the commencement date based on the present value of lease payments over the lease term. We use the incremental borrowing rate on the commencement date in determining the present value of our lease payments. We recognize operating lease expense for our operating leases on a straight-line basis over the lease term.
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

We record debt issuance costs as an adjustment to the carrying amount of the related liability and equity components of our 2023 Convertible Notes. We amortize debt discount and debt issuance costs on the liability component using the effective interest rate method over the expected life of the debt instrument.
Prior to January 1, 2022, upon conversion, the 2023 Convertible Notes could be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Effective January 1, 2022, pursuant to the first supplemental indenture, dated as of January 1, 2022 (the "First Supplemental Indenture"), to the indenture, dated as of August 20, 2018, by and between the Company and U.S. Bank National Association, as trustee (as amended by the First Supplemental Indenture, the "Indenture"), governing the 2023 Convertible Notes, the Company surrendered its right to settle conversions of the 2023 Convertible Notes solely using our common stock and irrevocably elected to settle at least the $1,000 aggregate principal amount of each 2023 Convertible Note submitted for conversion on or after January 1, 2022 in cash in connection with a settlement for which we elect a cash and common stock combination settlement.
2. New Accounting Standards
Recently Adopted Accounting Standards
In November 2020, the U.S. Securities and Exchange Commission issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Among other changes, the amendments enhance and clarify the disclosure requirements for liquidity and capital resources, eliminate the requirement to present five years of Selected Financial Data, replace the requirement to present two years of tabular selected quarterly financial data with a principles-based requirement to disclose when there are material retrospective changes and eliminate the tabular disclosure of contractual obligations. The company applied the amendments under the Release to this Annual Report on Form 10-K for the year ended December 31, 2021, as it is required for fiscal years ending on or after August 9, 2021.
Accounting Standards Not Yet Adopted
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 ("ASU 2020-06"), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain events. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021. We will have adopted ASU 2020-06 effective January 1, 2022, using a modified retrospective method. As permitted by the guidance, prior comparative periods will not be adjusted under this method, and a cumulative-effect adjustment of approximately $22.1 million will be recorded to the opening balance of retained earnings at the date of adoption.
Pursuant to ASU 2020-06, we are no longer permitted to separately account for the liability and equity components of convertible debt instruments (such as the 2023 Convertible Notes). As such, for future periods, the entire carrying amount of the 2023 Convertible Notes will be recognized as a liability on our consolidated balance sheet. The Company estimates that adoption of this standard will result in a net increase to “Long-term debt, net” of approximately $16.4 million on the adoption date. In addition, the adoption of the standard will result in the derecognition of the embedded conversion option, net of tax effects of approximately $34.1 million which is included in “Additional paid-in capital,” as well as the derecognition of the related deferred tax liabilities of approximately $4.3 million on the Consolidated Balance Sheet.
The net effect of the adoption of ASU 2020-06 for future periods is a reduction of non-cash interest expense, or an increase to net income, as there is no longer a discount from the separation of the conversion feature within equity. The discount from recognition of issuance costs will be amortized over the effective life of the 2023 Convertible Notes using the effective interest method.
ASU 2020-06 also no longer allows the use of the treasury stock method for convertible instruments for purposes of calculating diluted earnings per share and instead requires application of the if-converted method. Under that method, diluted earnings per share will generally be calculated assuming that all of the convertible debt instruments were converted solely into shares of common stock at the beginning of the reporting period unless the result would be anti-dilutive. Effective January 1, 2022, pursuant to the First Supplemental Indenture, the principal amount of the 2023 Convertible Notes being converted is required to be paid in cash and only the premium due upon conversion, if any, is permitted to be settled in shares, cash or a combination of shares and cash. Consequently, the if-converted method will produce a similar result as the treasury stock method, which was used prior to the adoption of ASU 2020-06 for the 2023 Convertible Notes. We do not currently expect that the adoption of ASU 2020-06 will have a material impact on the Consolidated Statement of Cash Flows.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which requires entities to provide disclosures on significant government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for annual periods beginning after December 15, 2021 and impacts only annual financial statement footnote disclosures. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
For the years ended December 31, 2021, 2020 and 2019, we used the treasury stock method for calculating the potential dilutive effect of the conversion feature on earnings per common share because we had the ability and intent to settle the principal amount of the outstanding 2023 Convertible Notes in cash. The conversion feature had a dilutive impact on earnings per common share for the years ended December 31, 2021, 2020 and 2019, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 14, "Debt" for additional information about the 2023 Convertible Notes.

	Year Ended December 31,
	2021	2020	2019
Numerator — basic and diluted
Net income	$234,966	$210,682	$216,726
Denominator
Weighted average number of common shares outstanding — basic	33,489	35,602	36,774
Effect of dilutive restricted shares	701	763	820
Effect of dilutive stock options	368	419	455
Effect of dilutive convertible notes	779	365	62
Weighted average number of common shares outstanding — diluted	35,337	37,149	38,111
Earnings per common share — basic	$7.02	$5.92	$5.89
Earnings per common share — diluted	$6.65	$5.67	$5.69
Antidilutive stock options and restricted shares	4	66	19
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $26.3 million, $19.0 million and $28.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of December 31, 2021 and 2020, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $3.7 million and $8.5 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $3.8 million and $2.6 million as of December 31, 2021 and 2020, respectively.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of December 31, 2021 and 2020.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	December 31,
	2021	2020
Accounts receivable:
Billed receivables	$542,056	$513,459
Unbilled receivables	248,681	236,285
Allowance for expected credit losses	(36,617)	(38,387)
Accounts receivable, net	$754,120	$711,357
The following table summarizes total provision for expected credit losses and write-offs:

	Year Ended December 31,
	2021	2020	2019
Provision for expected credit losses	$16,151	$19,692	$19,602
Write-offs	$23,641	$24,717	$12,734
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

6. Special Charges
There were no special charges recorded during the years ended December 31, 2021 and 2019.
During the year ended December 31, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York; and
• $2.4 million of employee severance and other employee-related costs in our FLC segment.
The following table details the special charges by segment:

Year Ended December 31, 2020
Corporate Finance	$861
FLC	3,484
Economic Consulting	35
Technology	276
Strategic Communications	2,074
Segment special charge	6,730
Unallocated Corporate	373
Total special charges	$7,103
7. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the Company's 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017, there were 1,209,140 shares of common stock available for grant as of December 31, 2021.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019

Income Statement Classification	Options (1)	Restricted Shares (2)	Options (1)	Restricted Shares (2)	Options (1)	Restricted Shares (2)
Direct cost of revenues	$—	$13,432	$9	$13,080	$497	$11,869
Selling, general and administrative expenses	2,018	12,130	126	11,926	2,628	9,005
Total	$2,018	$25,562	$135	$25,006	$3,125	$20,874

(1)Includes options and cash-settled stock appreciation rights.
(2)Includes restricted share awards, restricted stock units, performance stock units and cash-settled restricted stock units.
Stock Options
We did not grant any stock options during the years ended December 31, 2021, 2020 and 2019. Historically, we used the Black-Scholes option-pricing model to determine the fair value of our stock option grants.

A summary of our stock option activity during the year ended December 31, 2021 is presented in the table below. The aggregate intrinsic value of stock options outstanding and exercisable, or fully vested, at December 31, 2021 represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2020	538	$36.20
Stock options granted	—	N/A
Stock options exercised	(78)	$34.73
Stock options forfeited	—	N/A
Stock options outstanding at December 31, 2021	460	$36.45	3.5	$53,863
Stock options exercisable at December 31, 2021	460	$36.45	3.5	$53,863
Cash received from option exercises for the years ended December 31, 2021, 2020 and 2019 was $2.7 million, $4.9 million and $9.7 million, respectively. The tax benefit realized from stock options exercised totaled $0.2 million, $0.4 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $8.3 million, $11.0 million and $13.2 million, respectively.
As of December 31, 2021, there was no unrecognized compensation cost related to stock options.
Restricted Share Awards
A summary of our restricted share awards activity during the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards outstanding at December 31, 2020	873	$66.00
Restricted share awards granted	112	$131.59
Restricted share awards vested	(192)	$59.45
Restricted share awards forfeited	(11)	$79.91
Unvested restricted share awards outstanding at December 31, 2021	782	$76.82
As of December 31, 2021, there was $31.7 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 3.4 years. The total fair value of restricted share awards that vested during the years ended December 31, 2021, 2020 and 2019 was $25.3 million, $27.9 million and $18.6 million, respectively.
Restricted Stock Units
A summary of our restricted stock units activity during the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2020	315	$55.45
Restricted stock units granted	38	$129.75
Restricted stock units released	(32)	$72.54
Restricted stock units forfeited	—	N/A
Restricted stock units outstanding at December 31, 2021	321	$62.60

As of December 31, 2021, there was $4.7 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 4.2 years. The total fair value of restricted stock units released for the years ended December 31, 2021, 2020 and 2019 was $4.1 million, $6.1 million and $4.5 million, respectively.
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
A summary of our performance stock units activity during the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at December 31, 2020	370	$87.50
Performance stock units granted (1)	103	$134.27
Performance stock units released	(157)	$63.72
Performance stock units forfeited (1)	(47)	$93.85
Performance stock units outstanding at December 31, 2021	269	$118.27

(1)    Performance stock units granted and forfeited are presented at the maximum potential payout percentage of 150% of target shares granted.
As of December 31, 2021, there was $7.7 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 0.8 years. The total fair value of performance stock units released during the years ended December 31, 2021, 2020 and 2019 was $17.2 million, $12.6 million and $5.8 million, respectively.
The weighted average grant date fair value per share of restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2021, 2020 and 2019 was $132.40, $120.99 and $80.10, respectively. The fair value of our restricted share awards, restricted stock units and performance stock units that are subject to performance conditions is determined based on the closing market price per share of our common stock on the grant date. The fair value of our performance stock units subject to market conditions is calculated using a Monte Carlo pricing model as of the grant date.
8. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
	2021	2020	2019
Interest income and other
Interest income	$3,493	$3,735	$4,761
Foreign exchange transaction gains (losses), net	2,426	(4,099)	(3,056)
Other	274	(48)	356
Total	$6,193	$(412)	$2,061

9. Balance Sheet Details
The table below presents the components of "Prepaid expenses and other current assets" and "Accounts payable, accrued expenses and other" as shown on the Consolidated Balance Sheets:

	December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$52,751	$48,220
Income tax receivable	7,252	10,300
Other current assets	31,163	29,624
Total	$91,166	$88,144
Accounts payable, accrued expenses and other
Accounts payable	$16,187	$13,124
Accrued expenses	61,618	65,082
Accrued interest payable	2,153	2,902
Accrued taxes payable	18,907	14,719
Current operating lease liabilities	30,828	42,716
Other current liabilities	35,332	31,523
Total	$165,025	$170,066
10. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2021	2020
Leasehold improvements	$128,954	$97,074
Construction in progress	21,053	15,291
Furniture and equipment	31,880	26,127
Computer equipment and software	108,237	107,901
	290,124	246,393
Accumulated depreciation	(147,961)	(144,751)
Property and equipment, net	$142,163	$101,642
Depreciation expense for property and equipment totaled $34.3 million, $32.6 million and $30.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

11. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2019	$478,842	$232,120	$268,677	$96,770	$126,358	$1,202,767
Acquisitions (3)	20,632	—	—	—	—	20,632
Foreign currency translation adjustment and other	6,598	1,254	410	51	3,167	11,480
Balance at December 31, 2020	$506,072	$233,374	$269,087	$96,821	$129,525	$1,234,879
Acquisitions (3)	—	5,493	—	—	—	5,493
Foreign currency translation adjustment and other	(5,026)	(938)	(229)	(10)	(1,378)	(7,581)
Balance at December 31, 2021	$501,046	$237,929	$268,858	$96,811	$128,147	$1,232,791

(1)There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of December 31, 2021, 2020 and 2019.
(2)Amounts for our Strategic Communications segment include gross carrying values of $322.3 million, $323.7 million and $320.5 million as of December 31, 2021, 2020 and 2019, respectively, and accumulated impairment losses of $194.1 million representing the aggregate impairment charges for the years ended December 31, 2021, 2020 and 2019.
(3)During the years ended December 31, 2021 and 2020, we acquired certain assets of businesses that were assigned to the FLC and Corporate Finance segments, respectively. We recorded $5.5 million and $20.6 million in goodwill as a result of the acquisitions in 2021 and 2020, respectively. We have included the results of the acquired businesses' operations in the FLC and Corporate Finance segments since the acquisition dates.
Intangible Assets
Intangible assets were as follows:

		December 31, 2021			December 31, 2020
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	13.4	$83,101	$63,124	$19,977	$111,556	$85,180	$26,376
Trademarks (1)	5.6	10,965	4,732	6,233	11,809	2,768	9,041
Acquired software and other	9.6	3,114	2,434	680	3,618	2,585	1,033
	12.4	97,180	70,290	26,890	126,983	90,533	36,450
Non-amortizing intangible assets
Trademarks	Indefinite	5,100	—	5,100	5,100	—	5,100
Total		$102,280	$70,290	$31,990	$132,083	$90,533	$41,550

(1)During the year ended December 31, 2021, we acquired certain assets of a business, and its related intangible assets were assigned to the FLC segment.

Intangible assets with finite lives are amortized over their estimated useful life. We recorded amortization expense of $10.8 million, $10.4 million and $8.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

As of December 31, 2021 (1)
Year
2022	$8,805
2023	5,077
2024	3,639
2025	2,979
2026	1,758
Thereafter	4,632
$26,890

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
12. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees:

	December 31,
	2021	2020
Notes receivable from employees — beginning	$96,374	$104,139
Notes granted	27,772	34,383
Repayments	(5,126)	(8,043)
Amortization	(34,422)	(29,444)
Cumulative translation adjustment and other	(803)	(4,661)
Notes receivable from employees — ending	83,795	96,374
Less: current portion	(30,256)	(35,253)
Notes receivable from employees, net of current portion	$53,539	$61,121
As of December 31, 2021 and 2020, there were 321 and 320 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2021, 2020 and 2019 was $34.4 million, $29.4 million and $26.3 million, respectively.

13. Financial Instruments
The following tables present the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of December 31, 2021 and 2020:

	December 31, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)(2)	$15,110	$—	$—	$15,110
2023 Convertible Notes (3)	297,158	—	466,619	—
Total	$312,268	$—	$466,619	$15,110

	December 31, 2020
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration, including current portion (1)	$20,118	$—	$—	$20,118
2023 Convertible Notes (3)	286,131	—	396,982	—
Total	$306,249	$—	$396,982	$20,118

(1)The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.
(2)During the year ended December 31, 2021, we acquired certain assets of a business that were assigned to the FLC segment and recorded an acquisition-related contingent consideration liability.
(3)The carrying values include unamortized deferred debt issue costs and debt discount.
The fair values of financial instruments not included in this table are estimated to be equal to their carrying values as of December 31, 2021 and December 31, 2020.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo pricing model. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. We have multiple valuation models that use different inputs and assumptions based on the timing of the acquisitions. As a result, the significant unobservable inputs used in these models vary. The acquisition-related contingent consideration liabilities subject to the Monte Carlo pricing model were valued using significant unobservable inputs, including volatility rates between 31.5% and 40.0% and discount rates between 13.1% and 13.5%, which reflect the weighted average of our cost of debt and adjusted cost of equity of the acquired companies, and future cash flows. The acquisition-related contingent consideration subject to the probability-weighted discounted cash flow model was valued using significant unobservable inputs, including discount rates of 13.5% and 15.0% and future cash flows. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available.

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2018	$3,698
Additions	9,746
Accretion expense (1)	2,372
Payments	(1,000)
Foreign currency translation adjustment (2)	10
Balance at December 31, 2019	$14,826
Additions	3,460
Accretion expense (1)	5,593
Payments	(4,692)
Foreign currency translation adjustment (2)	931
Balance at December 31, 2020	$20,118
Additions (3)	1,093
Accretion expense (1)	2,771
Remeasurement gain (4)	(3,095)
Payments	(5,122)
Foreign currency translation adjustment (2)	(655)
Balance at December 31, 2021	$15,110

(1)Accretion expense is included in "Selling, general and administrative expenses" on the Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in "Other comprehensive income (loss), net of tax" on the Consolidated Statements of Comprehensive Income.
(3)During the year ended December 31, 2021, we acquired certain assets of a business that were assigned to the FLC segment.
(4)Remeasurement gain or loss resulting from a change in fair value of an acquisition's contingent consideration liability is recorded in SG&A expenses on the Consolidated Statements of Comprehensive Income.
14. Debt
The table below summarizes the components of the Company’s debt:

	December 31,
	2021	2020
2023 Convertible Notes	$316,245	$316,250
Total debt	316,245	316,250
Less: deferred debt discount	(16,724)	(26,310)
Less: deferred debt issue costs	(2,363)	(3,809)
Long-term debt, net (1)	$297,158	$286,131
Additional paid-in capital	$35,304	$35,306
Discount attribution to equity	(1,175)	(1,175)
Equity component, net	$34,129	$34,131

(1)There were no current portions of long-term debt as of December 31, 2021 and 2020.

2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023 unless earlier converted or repurchased. As of December 31, 2021, upon conversion, the 2023 Convertible Notes could be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Effective January 1, 2022, the principal amount of the 2023 Convertible Notes being converted is required to be paid in cash and only the premium due upon conversion, if any, is permitted to be settled in shares, cash or a combination of shares and cash. The 2023 Convertible Notes are senior unsecured obligations of the Company.
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
The 2023 Convertible Notes were convertible during the quarters ended September 30, 2021 and December 31, 2021, and the number of notes converted was immaterial. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of December 31, 2021; therefore, holders may convert their notes at any time beginning on January 1, 2022 and ending on March 31, 2022. Based on the Company's stock price on December 31, 2021, the if-converted value of the 2023 Convertible Notes exceeded the principal amount by $162.4 million.
We may not redeem the 2023 Convertible Notes prior to the maturity date.
If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require us to repurchase for cash all or part of their 2023 Convertible Notes in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, we may be required to increase the conversion rate for any 2023 Convertible Notes converted in connection with a make-whole fundamental change (as defined in the Indenture). See Note 1, "Description of Business and Summary of Significant Accounting Policies."
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
The table below summarizes the amount of interest cost recognized by us for both the contractual interest expense and amortization of the debt discount for the 2023 Convertible Notes:

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$6,325	$6,325	$6,325
Amortization of debt discount (1)	9,586	9,083	8,606
Total	$15,911	$15,408	$14,931

(1)    The effective interest rate of the liability component is 5.45%.

Credit Facility
On June 26, 2015, we entered into a credit agreement, which provides for a $550.0 million senior secured bank revolving credit facility (“Original Credit Facility”) maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to the Original Credit Facility, to, among other things, extend the maturity to November 30, 2023 and incurred an additional $1.7 million of debt issuance costs, and on February 4, 2022, we entered into the first amendment to the amended and restated credit agreement (the Original Credit Facility as amended and restated and as further amended, the “Credit Facility”). At the Company’s option, borrowings under the Credit Facility in USD, euro ("EUR") and British pound ("GBP") will bear interest at either one- or three-month London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus the applicable margin. Due to the cessation by the ICE Benchmark Administration Limited of the publication on a representative basis of EUR LIBOR and GBP LIBOR as of December 31, 2021, these interest rates are no longer available under our Credit Agreement. The Credit Agreement permits the Company and Bank of America, N.A., as administrative agent thereunder, to agree to a new benchmark rate to replace EUR LIBOR and GBP LIBOR, subject to the negative consent of the Required Lenders (as defined therein). Prior to the incurrence of any borrowings under the Credit Facility in EUR or, after December 31, 2022, GBP, we will need to agree to a replacement benchmark rate for each applicable currency in accordance with the terms of the Credit Agreement. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points, and (3) the one-month USD LIBOR plus 100 basis points. Borrowings under the Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian Dealer Offered Rate plus an applicable margin. Borrowings under the Credit Facility in Australian dollars bear interest at an annual rate equal to the Bank Bill Swap Reference Bid Rate plus an applicable margin. The applicable margin will fluctuate between 1.25% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time. The lenders have a security interest in substantially all of the assets of the Company and substantially all of its domestic subsidiaries.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
There were no borrowings outstanding under the Credit Facility as of December 31, 2021 and 2020. Additionally, $0.4 million of the borrowing limit was used for letters of credit (and, therefore, unavailable) as of December 31, 2021.
There were $0.9 million and $1.3 million of unamortized debt issue costs related to the Credit Facility as of December 31, 2021 and 2020, respectively. These amounts were included in “Other assets” on our Consolidated Balance Sheets.
Long-Term Debt Maturities
Our maturity analysis for our remaining future undiscounted cash flows for the principal portion of our long-term debt assumes that payments will be made based on the current payment schedule and excludes any additional revolving line of credit borrowings or repayments subsequent to December 31, 2021 and prior to the November 30, 2023 maturity date of our Credit Facility. We estimate future undiscounted cash flows for the principal portion of our long-term debt to be $316.2 million in 2023.

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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

		December 31,
Leases	Classification	2021	2020
Assets
Operating lease assets	Operating lease assets	$215,995	$156,645
Total lease assets		$215,995	$156,645
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$30,828	$42,716
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	236,026	161,677
Total lease liabilities		$266,854	$204,393
The table below summarizes total lease costs:

	Year Ended December 31,
Lease Cost	2021	2020
Operating lease costs	$54,541	$51,764
Short-term lease costs	1,752	2,476
Variable lease costs	13,304	12,986
Sublease income	(3,800)	(4,226)
Total lease cost, net	$65,797	$63,000
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $0.8 million in 2022, $0.6 million in 2023, $0.6 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Consolidated Balance Sheets:

As of December 31, 2021
2022	$48,464
2023	48,440
2024	42,891
2025	35,893
2026	31,414
Thereafter	136,031
Total future lease payments	343,133
Less: imputed interest	(76,279)
Total	$266,854

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$60,220	$56,075

Operating lease assets obtained in exchange for lease liabilities	$99,084	$32,759

Weighted average remaining lease term (years)
Operating leases	8.7	6.7

Weighted average discount rate
Operating leases	5.4%	5.4%
16. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We do not believe any settlement or judgment relating to any pending legal action would materially affect our financial position or results of operations.
17. Income Taxes
The table below summarizes significant components of deferred tax assets and liabilities:

	December 31,
	2021	2020
Deferred tax assets
Allowance for expected credit losses	$2,048	$14,676
Accrued vacation and bonus	40,608	30,694
Share-based compensation	14,374	13,522
Notes receivable from employees	12,911	13,333
State net operating loss carryforward	1,125	2,090
Foreign net operating and capital loss carryforward	8,357	9,437
Foreign tax credit carryforward	3,536	—
Deferred compensation	534	240
Operating lease assets	64,482	41,283
Employee benefits obligations	340	2,339
Other, net	4,037	3,701
Total deferred tax assets	152,352	131,315
Deferred tax liabilities
Revenue recognition	(6,779)	(8,351)
Operating lease liabilities	(52,087)	(28,523)
Property and equipment, net	(14,766)	(7,663)
Equity debt discount	(4,214)	(6,623)
Goodwill and intangible assets	(206,105)	(202,842)
Total deferred tax liabilities	(283,951)	(254,002)
Foreign withholding tax	(1,537)	(1,980)
Valuation allowance	(10,315)	(13,300)
Net deferred tax liabilities	$(143,451)	$(137,967)

As of December 31, 2021 and 2020, the Company recorded certain deferred tax assets related to foreign tax credits, capital loss and foreign net operating loss carryforwards, which can be carried forward for periods ranging from 10 years to indefinite. Based on forward-looking financial information, the Company believes it is not more likely than not that the attributes will be utilized. Therefore, valuation allowances of $10.3 million and $13.3 million are recorded against the Company’s deferred tax assets as of December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, the valuation allowance on the deferred tax assets in Australia was released because of sustained profitability. Additionally, a valuation allowance was recorded in the U.S. on foreign tax credit carryforwards as the Company does not have sufficient foreign source income in the U.S. to fully utilize the foreign tax credits.
During the year ended December 31, 2020, a U.S. subsidiary of the Company entered into an intellectual property license agreement with a United Kingdom ("U.K.") subsidiary of the Company in consideration of royalty payments that have been partially prepaid.
As of December 31, 2021, the Company has not recorded a $35.4 million deferred tax liability related to the basis difference in the investment in our foreign subsidiaries as the investment is considered permanent in nature.
The table below summarizes the components of income before income tax provision from continuing operations:

	Year Ended December 31,
	2021	2020	2019
Domestic	$136,008	$122,800	$150,860
Foreign	161,939	139,646	137,590
Total	$297,947	$262,446	$288,450
The table below summarizes the components of income tax provision from continuing operations:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$11,050	$22,164	$30,651
State	8,328	10,257	7,702
Foreign	37,656	29,390	37,083
	57,034	61,811	75,436
Deferred
Federal	10,766	3,936	(1,767)
State	3,458	362	785
Foreign	(8,277)	(14,345)	(2,730)
	5,947	(10,047)	(3,712)
Income tax provision	$62,981	$51,764	$71,724

Our income tax provision from continuing operations resulted in effective tax rates that varied from the federal statutory income tax rate as summarized below:

	Year Ended December 31,
	2021	2020	2019
Income tax expense at federal statutory rate	$62,569	$55,114	$60,575
State income taxes, net of federal benefit	8,643	10,567	8,430
Detriment from foreign tax rates	4,375	1,175	3,425
Other expenses not deductible for tax purposes	2,819	3,079	4,362
Adjustment to reserve for uncertain tax positions	2,665	(1,231)	2,504
Impact of 2017 U.S. tax reform	—	—	(1,088)
Sale of Ringtail business	—	—	(2,097)
Share-based compensation	(6,167)	(6,560)	(4,447)
Release of valuation allowance on foreign tax credits	—	(7,336)	—
Income tax benefit related to the License Agreement, net	—	(3,899)	—
Release of valuation allowance on Australian deferred tax asset	(5,063)	—	—
U.S. foreign tax credits	(4,859)	—	—
Valuation allowance on U.S. foreign tax credit carryforwards	3,536	—	—
Deferred tax benefit of U.K. tax rate change	(3,167)	—	—
Other adjustments, net	(2,370)	855	60
Income tax provision	$62,981	$51,764	$71,724
The income tax provision for the years ended December 31, 2021 and 2020 was $63.0 million and $51.8 million, respectively. The increase in expense is primarily attributable to higher pre-tax income in 2021 as compared with 2020 and the income tax benefit related to the intellectual property license agreement between subsidiaries in 2020.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2017. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2012.
Our liability for uncertain tax positions was $6.4 million and $7.3 million as of December 31, 2021 and 2020, respectively. The Company expects $2.1 million of the uncertain tax positions to settle within the next 12 months. As of December 31, 2021, our accrual for the payment of tax-related interest and penalties was not significant.
18. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2021, we had $167.1 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2021	2020	2019
Shares of common stock repurchased and retired	422	3,269	1,258
Average price paid per share	$109.37	$108.11	$84.16
Total cost	$46,124	$353,385	$105,915
As we repurchase our common shares, we reduce stated capital on our Consolidated Balance Sheets for the $0.01 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During the years ended December 31, 2021 and 2020, due to the volume of repurchases, we recorded a reduction to stated capital for the par value of the shares repurchased, with a portion of the excess purchase price over par value recorded as a reduction of additional paid-in capital of $3.0 million and $235.6 million, respectively, and the remainder of the excess purchase price over par value of $43.1 million and $117.9 million recorded as a reduction of retained earnings, respectively.
Common Stock Outstanding
Common stock outstanding was 34.3 million shares and 34.5 million shares as of December 31, 2021 and 2020, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
19. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. Effective in 2020, we increased our matching percentage. We made contributions related to the plan of $29.1 million, $26.2 million and $17.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
We also maintain several defined contribution pension plans for our employees in the U.K. and other foreign countries. We contributed to these plans $11.6 million, $9.2 million and $7.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.
20. Segment Reporting
We manage our business in five reportable segments: Corporate Finance, FLC, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation, transactions and turnaround & restructuring.
Our FLC segment provides law firms, companies, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including a focus on highly regulated industries such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of consulting and services to address legal and regulatory risk, including e-discovery, information governance, privacy and security and corporate legal operations solutions. We deliver a full spectrum of services centered around three core offerings: corporate legal operations, e-discovery services and expertise, and information governance, privacy & security services.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Year Ended December 31,
	2021	2020	2019
Revenues
Corporate Finance	$938,969	$910,184	$723,721
FLC	584,835	500,275	577,780
Economic Consulting	697,405	599,088	592,542
Technology	287,366	223,016	215,584
Strategic Communications	267,647	228,712	243,090
Total revenues	$2,776,222	$2,461,275	$2,352,717
Adjusted Segment EBITDA
Corporate Finance	$155,482	$216,830	$160,735
FLC	72,545	33,374	104,435
Economic Consulting	117,186	91,432	84,112
Technology	55,739	43,013	45,688
Strategic Communications	54,313	38,975	44,544
Total Adjusted Segment EBITDA	$455,265	$423,624	$439,514
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

	Year Ended December 31,
	2021	2020	2019
Net income	$234,966	$210,682	$216,726
Add back:
Income tax provision	62,981	51,764	71,724
Interest income and other	(6,193)	412	(2,061)
Interest expense	20,294	19,805	19,206
Unallocated corporate expenses	104,457	94,463	98,398
Segment depreciation expense	31,072	29,381	27,369
Amortization of intangible assets	10,818	10,387	8,152
Segment special charges	—	6,730	—
Remeasurement of acquisition-related contingent consideration	(3,130)	—	—
Total Adjusted Segment EBITDA	$455,265	$423,624	$439,514

The table below presents assets by reportable segment, reconciled to consolidated amounts. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and intangible assets:

	December 31,
	2021	2020
Corporate Finance	$927,543	$925,082
FLC	445,602	412,803
Economic Consulting	554,978	553,217
Technology	206,376	200,396
Strategic Communications	214,580	214,503
Total segment assets	2,349,079	2,306,001
Unallocated corporate assets	751,830	471,362
Total assets	$3,100,909	$2,777,363
The table below details total revenues by country. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2021	2020	2019
U.S.	$1,708,673	$1,544,777	$1,555,133
U.K.	461,354	421,125	389,338
All other foreign countries	606,195	495,373	408,246
Total revenues	$2,776,222	$2,461,275	$2,352,717
We do not have a single customer that represents 10% or more of our consolidated revenues.
The table below details information on our long-lived assets and net assets by geographic location, which is based on the location of the legal entity holding the assets. We define net assets as total assets less total liabilities.

	December 31, 2021			December 31, 2020
	U.S.	U.K.	All Other Foreign Countries	U.S.	U.K.	All Other Foreign Countries
Property and equipment, net	$107,216	$14,023	$20,924	$64,923	$19,150	$17,569
Net assets	$833,412	$294,809	$455,100	$763,159	$196,708	$440,314

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2021, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission ("SEC").
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance” and “Information About Our Executive Officers and Compensation” is incorporated herein by reference.
We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at https://www.fticonsulting.com/-/media/files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website within four business days following the date of the amendment or waiver, or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 6300 Blair Hill Lane, Suite 303, Baltimore, MD 21209.
ITEM 11.    EXECUTIVE COMPENSATION
The information contained in our proxy statement under the caption “Information About Our Executive Officers and Compensation” is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in our proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and this Annual Report under the caption Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance” and "Certain Relationships and Related Party Transactions" is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, McLean VA, Auditor firm ID: 185.
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
		Consolidated Balance Sheets — December 31, 2021 and 2020
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Cash Flows — Years Ended December 31, 2021, 2020 and 2019
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

4.3
First Supplemental Indenture, dated January 1, 2022, between FTI Consulting, Inc. and U.S. Bank National Association, as trustee. (Filed with the Securities and Exchange Commission on January 3, 2022 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 1, 2022 and incorporated herein by reference.)

4.4
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

Exhibit Number	Description of Exhibits

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

10.98 *
Amendment No. 1 to the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, Effective as of June 3, 2020. (Filed as Appendix B to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 16, 2020 and incorporated herein by reference.)

10.99 ±
Amended and Restated Lease dated as of October 26, 2020 by and between 1166 LLC and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on October 29, 2020 and incorporated herein by reference.)

14.1	FTI Consulting, Inc. Code of Ethics and Business Conduct, as Amended and Restated effective February 18, 2020.

21.1 †	Subsidiaries of FTI Consulting, Inc.

23.1 †	Consent of KPMG LLP.

31.1 †	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 †	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 †	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 †	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

Exhibit Number	Description of Exhibits

99.7
Charter of the Nominating, Corporate Governance and Social Responsibility Committee of the Board of Directors, as last Amended and Restated Effective as of March 23, 2021. (Filed with the Securities and Exchange Commission on April 19, 2021 as an Appendix to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.8	Anti-Corruption Policy, as Amended and Restated Effective February 18, 2020.
101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2021, included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 24th day of February 2022.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Ajay Sabherwal
/s/ BRENDAN KEATING	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2022
Brendan Keating
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 24, 2022
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 24, 2022
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 24, 2022
Mark S. Bartlett
/s/ CLAUDIO COSTAMAGNA	Director	February 24, 2022
Claudio Costamagna
/s/ VERNON ELLIS	Director	February 24, 2022
Vernon Ellis
/s/ NICHOLAS C. FANANDAKIS	Director	February 24, 2022
Nicholas C. Fanandakis
/s/ LAUREEN E. SEEGER	Director	February 24, 2022
Laureen E. Seeger