Form 10-Q
period 2022-03-31
FTI CONSULTING, INC
filed 2022-04-28
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2022
Common Stock, $0.01 par value	34,470,055

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$271,143	$494,485
Accounts receivable, net	823,932	754,120
Current portion of notes receivable	29,301	30,256
Prepaid expenses and other current assets	97,015	91,166
Total current assets	1,221,391	1,370,027
Property and equipment, net	141,236	142,163
Operating lease assets	206,673	215,995
Goodwill	1,243,972	1,232,791
Intangible assets, net	29,647	31,990
Notes receivable, net	53,072	53,539
Other assets	53,300	54,404
Total assets	$2,949,291	$3,100,909
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$173,356	$165,025
Accrued compensation	296,461	507,556
Billings in excess of services provided	40,113	45,535
Total current liabilities	509,930	718,116
Long-term debt, net	328,936	297,158
Noncurrent operating lease liabilities	225,386	236,026
Deferred income taxes	165,913	170,612
Other liabilities	97,108	95,676
Total liabilities	1,327,273	1,517,588
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 34,471 (2022) and 34,333 (2021)	345	343
Additional paid-in capital	—	13,662
Retained earnings	1,756,704	1,698,156
Accumulated other comprehensive loss	(135,031)	(128,840)
Total stockholders' equity	1,622,018	1,583,321
Total liabilities and stockholders' equity	$2,949,291	$3,100,909

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$723,620	$686,277
Operating expenses
Direct cost of revenues	493,104	468,424
Selling, general and administrative expenses	148,971	126,546
Amortization of intangible assets	2,268	2,801
	644,343	597,771
Operating income	79,277	88,506
Other income (expense)
Interest income and other	(347)	1,034
Interest expense	(2,642)	(4,797)
	(2,989)	(3,763)
Income before income tax provision	76,288	84,743
Income tax provision	16,967	20,247
Net income	$59,321	$64,496
Earnings per common share — basic	$1.76	$1.93
Earnings per common share — diluted	$1.66	$1.84
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(6,191)	$(5,242)
Total other comprehensive loss, net of tax	(6,191)	(5,242)
Comprehensive income	$53,130	$59,254

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$59,321	$—	$59,321
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(6,191)	(6,191)
Issuance of common stock in connection with:
Exercise of options	26	—	923	—	—	923
Restricted share grants, less net settled shares of 54	134	2	(7,836)	—	—	(7,834)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(22)	—	(3,098)	—	—	(3,098)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	5,967	—	—	5,967
Reclassification of negative additional paid-in capital	—	—	22,851	(22,851)	—	—
Balance at March 31, 2022	34,471	$345	$—	$1,756,704	$(135,031)	$1,622,018

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$64,496	$—	$64,496
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(5,242)	(5,242)
Issuance of common stock in connection with:
Exercise of options	12	—	434	—	—	434
Restricted share grants, less net settled shares of 63	157	1	(7,232)	—	—	(7,231)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,082)	—	(46,133)
Share-based compensation	—	—	7,242	—	—	7,242
Balance at March 31, 2021	34,228	$342	$—	$1,527,685	$(111,677)	$1,416,350

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$59,321	$64,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,907	8,161
Amortization and impairment of intangible assets	2,268	2,801
Acquisition-related contingent consideration	(979)	1,289
Provision for expected credit losses	4,859	4,832
Share-based compensation	5,967	7,242
Amortization of debt discount and issuance costs and other	527	2,815
Deferred income taxes	2,379	3,612
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(66,471)	(93,396)
Notes receivable	1,345	1,899
Prepaid expenses and other assets	(3,829)	1,900
Accounts payable, accrued expenses and other	3,096	(7,803)
Income taxes	1,116	9,355
Accrued compensation	(216,560)	(172,042)
Billings in excess of services provided	(5,724)	(1,745)
Net cash used in operating activities	(203,778)	(166,584)
Investing activities
Payments for acquisition of businesses, net of cash received	(6,698)	—
Purchases of property and equipment and other	(12,607)	(7,976)
Net cash used in investing activities	(19,305)	(7,976)
Financing activities
Borrowings under revolving line of credit	155,000	197,500
Repayments under revolving line of credit	(140,000)	(27,500)
Purchase and retirement of common stock	(3,098)	(46,133)
Share-based compensation tax withholdings and other	(6,916)	(6,798)
Payments for business acquisition liabilities	(2,680)	(3,374)
Deposits and other	1,855	2,721
Net cash provided by financing activities	4,161	116,416
Effect of exchange rate changes on cash and cash equivalents	(4,420)	(3,388)
Net decrease in cash and cash equivalents	(223,342)	(61,532)
Cash and cash equivalents, beginning of period	494,485	294,953
Cash and cash equivalents, end of period	$271,143	$233,421
Supplemental cash flow disclosures
Cash paid for interest	$3,728	$3,854
Cash paid for income taxes, net of refunds	$13,471	$7,283
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,664	$2,603
Business acquisition liabilities not yet paid	$5,370	$—
Non-cash additions to property and equipment	$4,497	$—
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
2. New Accounting Standards
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 ("ASU 2020-06"), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain events. On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method and recorded a cumulative-effect adjustment of approximately $22.1 million to the beginning balance of retained earnings at the date of adoption and a $16.4 million net increase to "Long-term debt, net" on the Condensed Consolidated Balance Sheets. As permitted by the guidance, prior comparative periods will not be adjusted under this method.
Pursuant to ASU 2020-06, we are no longer permitted to separately account for the liability and equity components of convertible debt instruments. As such, the carrying amount of our 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") is recognized as a liability as of March 31, 2022 on the Condensed Consolidated Balance Sheets. The ASU 2020-06 adoption also resulted in the derecognition of the embedded conversion option, net of tax effects, of approximately $34.1 million, which is included in “Additional paid-in capital,” as well as the derecognition of the related deferred tax liabilities of approximately $4.3 million on the Condensed Consolidated Balance Sheets.
The net effect of the adoption in the current and future periods as compared to prior periods is to reduce non-cash interest expense, or increase net income, as there is no longer a discount from the separation of the conversion feature within equity. The discount from recognition of debt issuance costs will be amortized over the effective life of the 2023 Convertible Notes using the effective interest method.
ASU 2020-06 also no longer allows the use of the treasury stock method for convertible instruments for purposes of calculating diluted earnings per share and instead requires application of the if-converted method. Under that method, diluted earnings per share will generally be calculated assuming that all of the convertible debt instruments were converted solely into shares of common stock at the beginning of the reporting period unless the result would be anti-dilutive. Effective January 1, 2022, pursuant to the terms of the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022 (the "First Supplemental Indenture"), between us and U.S. Bank National Association, as trustee (as so amended, the "Indenture"), the principal amount of the 2023 Convertible Notes being converted is required to be paid in cash and only the premium due upon conversion, if any, is permitted to be settled in shares, cash or a combination of shares and cash. Consequently, the if-converted method produces a similar result as the treasury stock method, which was used prior to the adoption of ASU 2020-06 for the 2023 Convertible Notes.

Accounting Standards Not Yet Adopted
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
3. Earnings per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity compensation plans, including stock options and share-based awards (restricted share awards, restricted stock units and performance stock units), each using the treasury stock method.
For the three months ended March 31, 2022, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share, as required by the adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, we used the treasury stock method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share because we had the ability and intent to settle the principal amount of the outstanding 2023 Convertible Notes in cash. The conversion feature had a dilutive impact on earnings per common share for the three months ended March 31, 2022 and 2021, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended March 31,
	2022	2021
Numerator — basic and diluted
Net income	$59,321	$64,496
Denominator
Weighted average number of common shares outstanding — basic	33,619	33,483
Effect of dilutive share-based awards	691	760
Effect of dilutive stock options	338	370
Effect of dilutive convertible notes	998	450
Weighted average number of common shares outstanding — diluted	35,646	35,063
Earnings per common share — basic	$1.76	$1.93
Earnings per common share — diluted	$1.66	$1.84
Antidilutive stock options and share-based awards	6	8
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $6.4 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of March 31, 2022 and December 31, 2021, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $3.3 million and $3.7 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $1.3 million as of March 31, 2022 and $3.8 million as of December 31, 2021.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of March 31, 2022 and December 31, 2021.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of "Accounts receivable, net" as presented on the Condensed Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Accounts receivable:
Billed receivables	$565,136	$542,056
Unbilled receivables	298,505	248,681
Allowance for expected credit losses	(39,709)	(36,617)
Accounts receivable, net	$823,932	$754,120
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

The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2022	2021
Provision for expected credit losses (1)	$4,859	$4,832
Write-offs	$2,791	$6,916

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
6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2021	$501,046	$237,929	$268,858	$96,811	$128,147	$1,232,791
Acquisitions (3)	12,885	—	—	—	—	12,885
Foreign currency translation adjustment and other	349	(592)	(187)	(40)	(1,234)	(1,704)
Balance at March 31, 2022	$514,280	$237,337	$268,671	$96,771	$126,913	$1,243,972

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting or Technology segments as of March 31, 2022 and December 31, 2021.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $321.1 million and $322.3 million as of March 31, 2022 and December 31, 2021, respectively, and accumulated impairment losses of $194.1 million as of March 31, 2022 and December 31, 2021.
(3)    During the three months ended March 31, 2022, we acquired a business that was assigned to the Corporate Finance segment. We recorded $12.9 million in goodwill based on a preliminary purchase price allocation as a result of the acquisition. We have included the results of the acquired business’s operations in the Corporate Finance segment since its acquisition date.

Intangible Assets
Intangible assets were as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$82,835	$64,508	$18,327	$83,101	$63,124	$19,977
Trademarks	10,800	5,200	5,600	10,965	4,732	6,233
Acquired software and other	3,100	2,480	620	3,114	2,434	680
	96,735	72,188	24,547	97,180	70,290	26,890
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$101,835	$72,188	$29,647	$102,280	$70,290	$31,990
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.3 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of March 31, 2022 (1)
2022 (remaining)	$6,439
2023	5,049
2024	3,653
2025	2,996
2026	1,762
Thereafter	4,648
$24,547

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

7. Financial Instruments
The table below presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)(2)	$14,956	$—	$—	$14,956
2023 Convertible Notes (3)	313,936	—	505,503	—
Total	$328,892	$—	$505,503	$14,956

	December 31, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$15,110	$—	$—	$15,110
2023 Convertible Notes (3)	297,158	—	466,619	—
Total	$312,268	$—	$466,619	$15,110

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)During the three months ended March 31, 2022, we acquired a business that was assigned to our Corporate Finance segment and recorded an acquisition-related contingent consideration liability.
(3)The carrying value as of March 31, 2022 includes unamortized deferred debt issuance costs. The carrying value as of December 31, 2021 includes unamortized deferred debt issuance costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of March 31, 2022 and December 31, 2021.
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

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2021	$15,110
Additions (1)	5,370
Accretion expense (2)	(979)
Payments	(4,430)
Foreign currency translation adjustment (3)	(115)
Balance at March 31, 2022	$14,956

Contingent Consideration
Balance at December 31, 2020	$20,118
Accretion expense (2)	1,289
Payments	(1,000)
Foreign currency translation adjustment (3)	(612)
Balance at March 31, 2021	$19,795

(1)During the three months ended March 31, 2022, we acquired a business that was assigned to the Corporate Finance segment.
(2)Accretion expense is included in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.
(3)Foreign currency translation adjustments are included in "Other comprehensive loss, net of tax" on the Condensed Consolidated Statements of Comprehensive Income.
8. Debt
The table below presents the components of the Company’s debt:

	March 31, 2022	December 31, 2021
2023 Convertible Notes	$316,240	$316,245
Credit Facility	15,000	—
Total debt	331,240	316,245
Less: deferred debt discount (1)	—	(16,724)
Less: deferred debt issuance costs	(2,304)	(2,363)
Long-term debt, net (1)(2)	$328,936	$297,158
Additional paid-in capital	$—	$35,304
Discount attribution to equity	—	(1,175)
Equity component, net (1)	$—	$34,129

(1)Pursuant to the adoption of ASU 2020-06, we derecognized the conversion option of $34.1 million, net of tax, previously attributable to the equity component of the 2023 Convertible Notes. Similarly, the related debt discount is no longer amortized into income as interest expense over the life of the instrument; therefore, we recorded a $16.4 million increase to "Long-term debt, net" on the Condensed Consolidated Balance Sheet as of March 31, 2022.
(2)There were no current portions of long-term debt as of March 31, 2022 and December 31, 2021.
2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased.

As of December 31, 2021, upon conversion, the 2023 Convertible Notes could be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Effective January 1, 2022, pursuant to the terms of the Indenture, the principal amount of the 2023 Convertible Notes being converted is required to be paid in cash and only the premium due upon conversion, if any, is permitted to be settled at our election in shares, cash or a combination of shares and cash. The 2023 Convertible Notes are senior unsecured obligations of the Company.
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
The 2023 Convertible Notes were convertible during the quarters ended September 30, 2021, December 31, 2021, and March 31, 2022 and the number of notes converted was immaterial for each period. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of March 31, 2022; therefore, holders may convert their notes at any time beginning on April 1, 2022 and ending on June 30, 2022. Based on the Company's stock price on March 31, 2022, the if-converted value of the 2023 Convertible Notes exceeded the principal amount by $174.2 million.
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
Prior to the adoption of ASU 2020-06, the Company separated the 2023 Convertible Notes into liability and equity components. The debt discount and debt issuance costs attributable to the liability component were amortized to interest expense over the term of the 2023 Convertible Notes using the effective interest rate method. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method, which resulted in accounting for the 2023 Convertible Notes as a single liability and the debt discount is no longer amortized into income as interest expense. See Note 2, “New Accounting Standards” for additional information about the adoption of ASU 2020-06.
Contractual interest expense for the 2023 Convertible Notes was $1.6 million for the three months ended March 31, 2022 and 2021. Amortization of the debt discount on the 2023 Convertible Notes prior to the adoption of ASU 2020-06 was $2.3 million for the three months ended March 31, 2021.
Credit Facility
On June 26, 2015, we entered into a credit agreement, which provides for a $550.0 million senior secured bank revolving credit facility (“Original Credit Facility”) maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to the Original Credit Facility (the "Amended and Restated Credit Facility"), to, among other things, extend the maturity to November 30, 2023 and incurred an additional $1.7 million of debt issuance costs. On February 4, 2022, we entered into the first amendment to the Amended and Restated Credit Facility (the "First Amendment to the Amended and Restated Credit Facility," and together with the Amended and Restated Credit Facility, the “Credit Facility”). At the Company’s option, borrowings under the Credit Facility in United States dollars ("USD"), euro ("EUR") and British pound ("GBP") will bear interest at either one- or three-month London Interbank Offered Rate ("LIBOR") or, in the case of USD borrowings, an alternative base rate, in each case plus the applicable margin. Due to the cessation by the ICE Benchmark Administration Limited of the publication on a representative basis of EUR LIBOR and GBP LIBOR as of December 31, 2021, EUR LIBOR is no longer available under our Credit Agreement and one-, three- and six-month GBP LIBOR is available under a "synthetic" methodology until December 31, 2022. The Credit Agreement permits the Company and Bank of America, N.A., as administrative agent thereunder, to agree to a new benchmark rate to replace EUR LIBOR and GBP LIBOR, subject to the negative consent of the Required Lenders (as defined therein). Prior to the incurrence of any borrowings under the Credit Facility in EUR or, after December 31, 2022, GBP, we will need to agree to a replacement benchmark rate for each applicable currency in accordance with the terms of the Credit Agreement. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points, and (3) the one-month USD LIBOR plus 100 basis points. Borrowings under the Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian Dealer Offered Rate plus an applicable margin. Borrowings under the Credit Facility in Australian dollars bear interest at an annual rate equal to the Bank Bill Swap Reference Bid Rate plus an applicable margin. The applicable margin will fluctuate between 1.25% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time. The lenders under the Credit Facility have a security interest in substantially all of the assets of the Company and substantially all of its domestic subsidiaries.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
The Company classified the borrowings under the Company’s Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. As of March 31, 2022, $0.4 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $0.7 million and $0.9 million of unamortized debt issuance costs related to the Credit Facility as of March 31, 2022 and December 31, 2021, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.
Long-Term Debt Maturities
Our maturity analysis for our remaining future undiscounted cash flows for the principal portion of our long-term debt assumes that payments will be made based on the current payment schedule and excludes any additional revolving line of credit borrowings or repayments subsequent to March 31, 2022 and prior to the November 30, 2023 maturity date of our Credit Facility. We estimate future undiscounted cash flows for the principal portion of our long-term debt to be $316.2 million in 2023.
9. Leases
We lease office space and equipment under non-cancelable operating leases. We recognize operating lease expense on a straight-line basis over the lease term, which may include renewal or termination options that are reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets and are expensed on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to seven years. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that are adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$206,673	$215,995
Total lease assets		$206,673	$215,995
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$32,699	$30,828
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	225,386	236,026
Total lease liabilities		$258,085	$266,854

The table below summarizes total lease costs:

	Three Months Ended March 31,
Lease Cost	2022	2021
Operating lease costs	$12,362	$12,082
Short-term lease costs	405	489
Variable lease costs	3,228	3,463
Sublease income	(266)	(1,048)
Total lease cost, net	$15,729	$14,986
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $0.6 million in the remainder of 2022, $0.7 million in 2023, $0.7 million in 2024, and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of March 31, 2022
2022 (remaining)	$36,769
2023	48,236
2024	42,924
2025	35,795
2026	31,254
Thereafter	135,619
Total future lease payments	330,597
Less: imputed interest	(72,512)
Total	$258,085

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$11,693	$15,345

Operating lease assets obtained in exchange for lease liabilities	$411	$680

Weighted average remaining lease term (years)
Operating leases	8.7	6.1

Weighted average discount rate
Operating leases	5.4%	5.4%
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

11. Share-Based Compensation
During the three months ended March 31, 2022, we granted 80,002 restricted share awards, 18,403 restricted stock units and 102,543 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022, no shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 12,198 performance stock units were forfeited during the three months ended March 31, 2022 as the award targets were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2022	2021
Direct cost of revenues	$3,969	$5,065
Selling, general and administrative expenses	3,077	4,523
Total share-based compensation expense	$7,046	$9,588
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2022, we had $164.0 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2022	2021
Shares of common stock repurchased and retired	22	422
Average price paid per share	$143.36	$109.37
Total cost	$3,098	$46,124
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
Common stock outstanding was 34.5 million shares and 34.3 million shares as of March 31, 2022 and December 31, 2021, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2022	2021
Revenues
Corporate Finance	$253,329	$226,203
FLC	153,896	150,821
Economic Consulting	165,977	169,273
Technology	80,484	79,459
Strategic Communications	69,934	60,521
Total revenues	$723,620	$686,277
Adjusted Segment EBITDA
Corporate Finance	$53,539	$37,439
FLC	17,257	29,432
Economic Consulting	21,195	26,579
Technology	13,363	21,598
Strategic Communications	15,713	10,398
Total Adjusted Segment EBITDA	$121,067	$125,446

The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2022	2021
Net income	$59,321	$64,496
Add back:
Income tax provision	16,967	20,247
Interest income and other	347	(1,034)
Interest expense	2,642	4,797
Unallocated corporate expenses	31,338	26,710
Segment depreciation expense	8,184	7,430
Amortization of intangible assets	2,268	2,800
Total Adjusted Segment EBITDA	$121,067	$125,446

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three months ended March 31, 2022 and 2021 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Certain of these financial measures are considered not in conformity with GAAP ("non-GAAP financial measures") under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2022	2021

	(dollar amounts in thousands, except per share data)
Revenues	$723,620	$686,277
Net income	$59,321	$64,496
Adjusted EBITDA	$90,452	$99,468
Earnings per common share — diluted	$1.66	$1.84
Adjusted earnings per common share — diluted	$1.66	$1.89
Net cash used in operating activities	$(203,778)	$(166,584)
Total number of employees	6,977	6,417
First Quarter 2022 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2022 increased $37.3 million, or 5.4%, to $723.6 million, as compared to the three months ended March 31, 2021, which included a 1.3% estimated negative impact from FX. Acquisition-related revenues contributed $6.0 million compared to the same quarter in the prior year. Excluding the estimated impact from FX and the acquisition-related revenues, revenues increased $40.3 million, or 5.9%, primarily due to increased demand in our Corporate Finance and Strategic Communications segments compared to the same quarter in the prior year.
Net income
Net income for the three months ended March 31, 2022 decreased $5.2 million, or 8.0%, to $59.3 million, as compared to the three months ended March 31, 2021. The decrease in net income was due to higher selling, general and administrative ("SG&A") and direct compensation expenses, which included the impact of an 8.4% increase in billable headcount, which was partially offset by an increase in revenues compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2022 decreased $9.0 million, or 9.1%, to $90.5 million, as compared to the three months ended March 31, 2021. Adjusted EBITDA Margin of 12.5% for the three months ended March 31, 2022 compared with 14.5% for the three months ended March 31, 2021. The decrease in Adjusted EBITDA was due to an increase in SG&A and direct compensation expenses, which included the impact of an 8.4% increase in billable headcount, which was partially offset by an increase in revenues compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2022 decreased $0.18 to $1.66 compared to $1.84 for the three months ended March 31, 2021. The decrease in EPS was primarily due to lower net income as described above and an increase in diluted weighted average shares outstanding.
Adjusted EPS decreased $0.23 to $1.66 for the three months ended March 31, 2022 compared to $1.89 for the three months ended March 31, 2021. Adjusted EPS for the three months ended March 31, 2021 excluded $2.3 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 ("2023 Convertible Notes"), which increased Adjusted EPS by $0.05.
The Company adopted Accounting Standards Update ("ASU") 2020-06 ("ASU 2020-06") during the three months ended March 31, 2022 and no longer recognizes non-cash interest expense on the 2023 Convertible Notes effective January 1, 2022. As a result, there was no adjustment between EPS and Adjusted EPS for non-cash interest expense on the 2023 Convertible Notes for the three months ended March 31, 2022. See Note 2, “New Accounting Standards” for additional information about the adoption of ASU 2020-06.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended March 31, 2022 increased $37.2 million to $203.8 million compared with $166.6 million for the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily due to higher annual bonus payments, an increase in salaries related to headcount growth, and higher operating expenses, which was partially offset by an increase in cash collected resulting from higher revenues compared to the prior year period. Days sales outstanding (“DSO”) of 96 days at March 31, 2022 compared to 97 days at March 31, 2021.
Free Cash Flow was an outflow of $216.4 million and $174.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase for the three months ended March 31, 2022 was primarily due to higher net cash used in operating activities, as described above, and an increase in net cash used for purchases of property and equipment.
Other Strategic Activities
During the three months ended March 31, 2022, we completed our acquisition of a leading restructuring, transactions, digital and transformation advisory firm in the Netherlands.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic created global volatility, economic uncertainty and general market disruption, and it has impacted each of our segments, practices and regions differently. During the three months ended March 31, 2022, the COVID-19 pandemic continued to impact our ability to deliver certain services due to, for example, travel restrictions, court closures, backlogs at courts and government moratoriums on restructuring. These impacts varied across our segments and regions. Although we have not been materially adversely impacted by illness in our employee population, the COVID-19 pandemic itself and the potential evolution of more contagious or dangerous variants, coupled with vaccine hesitancy, declining immunity levels from vaccines over time and delays in developing vaccines targeted to new variants, could increase the risk that our employees may experience negative health outcomes, impair employee retention or headcount growth, and adversely affect our ability to service clients or win new engagements. We expect that the impact of these potential effects, if experienced, will differ across our segments and geographies and will be difficult to quantify. Governmental or client vaccine mandates could also limit our ability to perform services for certain clients or in certain geographies, as well as to attract and retain certain clients. In addition, vaccine hesitancy by some employees could delay or impede in-person back-to-work efforts, reduce the pool of qualified employment candidates that are available to us to staff engagements or to hire, negatively impact our ability to provide client services or win engagements, and result in more adverse health outcomes for our employee population. Evolving business practices, including those related to remote work, as well as governmental fiscal and monetary policies have mitigated the negative economic impact of the pandemic in certain key geographies, such as in North America. The COVID-19 pandemic and its impact on our business and the health and welfare of our employees continues to be difficult to predict, especially due to uncertainty arising from the continuing evolution of COVID-19 variants, the efficacy of vaccinations against new variants, regional variances in the availability of vaccinations and the roll-out of vaccination programs, including vaccine mandates imposed by governments that could apply to us and our employees and requirements imposed by our clients relating to the vaccination status of our employees who serve such clients.
Headcount
Our total headcount increased 2.9% from 6,780 as of December 31, 2021 to 6,977 as of March 31, 2022. The following table includes the net billable headcount additions for the three months ended March 31, 2022:

Billable Headcount	Corporate Finance (1)	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2021	1,702	1,496	921	468	814	5,401
Additions, net	55	17	29	28	42	171
March 31, 2022	1,757	1,513	950	496	856	5,572
Percentage change in headcount from December 31, 2021	3.2%	1.1%	3.1%	6.0%	5.2%	3.2%

(1)There were 35 revenue-generating professionals added during the three months ended March 31, 2022 related to the acquisition of a business within the Corporate Finance segment.

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2022	2021

	(in thousands, except per share data)
Revenues
Corporate Finance	$253,329	$226,203
FLC	153,896	150,821
Economic Consulting	165,977	169,273
Technology	80,484	79,459
Strategic Communications	69,934	60,521
Total revenues	$723,620	$686,277
Segment operating income
Corporate Finance	$50,053	$34,299
FLC	15,542	28,006
Economic Consulting	19,943	25,232
Technology	10,243	18,559
Strategic Communications	14,834	9,120
Total segment operating income	110,615	115,216
Unallocated corporate expenses	(31,338)	(26,710)
Operating income	79,277	88,506
Other income (expense)
Interest income and other	(347)	1,034
Interest expense	(2,642)	(4,797)
	(2,989)	(3,763)
Income before income tax provision	76,288	84,743
Income tax provision	16,967	20,247
Net income	$59,321	$64,496
Earnings per common share — basic	$1.76	$1.93
Earnings per common share — diluted	$1.66	$1.84
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net income	$59,321	$64,496
Add back:
Income tax provision	16,967	20,247
Interest income and other	347	(1,034)
Interest expense	2,642	4,797
Depreciation and amortization	8,907	8,161
Amortization of intangible assets	2,268	2,801
Adjusted EBITDA	$90,452	$99,468

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31,
	2022	2021

	(in thousands, except per share data)
Net income	$59,321	$64,496
Add back:
Non-cash interest expense on convertible notes	—	2,348
Tax impact of non-cash interest expense on convertible notes	—	(611)
Adjusted Net Income	$59,321	$66,233
Earnings per common share — diluted	$1.66	$1.84
Add back:
Non-cash interest expense on convertible notes	—	0.07
Tax impact of non-cash interest expense on convertible notes	—	(0.02)
Adjusted earnings per common share — diluted	$1.66	$1.89
Weighted average number of common shares outstanding — diluted	35,646	35,063
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(203,778)	$(166,584)
Purchases of property and equipment	(12,607)	(8,001)
Free Cash Flow	$(216,385)	$(174,585)
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended March 31, 2022 increased $4.6 million, or 17.3%, to $31.3 million compared with $26.7 million for the three months ended March 31, 2021. The increase was primarily due to higher legal, infrastructure and consulting costs.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.4 million to a $0.3 million loss for the three months ended March 31, 2022 compared with a $1.0 million gain for the three months ended March 31, 2021. The decline was primarily due to a $1.1 million net FX loss for the three months ended March 31, 2022, compared to a $0.3 million FX gain for the three months ended March 31, 2021.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended March 31, 2022 decreased $2.2 million to $2.6 million compared to $4.8 million for the three months ended March 31, 2021. The decrease was primarily due to the adoption of ASU 2020-06 as described above.

Income tax provision
Our income tax provision decreased $3.3 million, or 16.2%, to $17.0 million for the three months ended March 31, 2022 from $20.2 million for the three months ended March 31, 2021. Our effective tax rate of 22.2% for the three months ended March 31, 2022 compared with 23.9% for the three months ended March 31, 2021. The tax rate for the three months ended March 31, 2022 and 2021 was impacted by a discrete tax adjustment related to share-based compensation, which had a more favorable benefit in 2022 due to the higher vesting date share price of our common stock.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net income	$59,321	$64,496
Add back:
Income tax provision	16,967	20,247
Interest income and other	347	(1,034)
Interest expense	2,642	4,797
Unallocated corporate expenses	31,338	26,710
Total segment operating income	110,615	115,216
Add back:
Segment depreciation expense	8,184	7,430
Amortization of intangible assets	2,268	2,800
Total Adjusted Segment EBITDA	$121,067	$125,446

Other Segment Operating Data

	Three Months Ended March 31,
	2022	2021
Number of revenue-generating professionals (at period end):
Corporate Finance	1,757	1,684
FLC	1,513	1,367
Economic Consulting	950	890
Technology (1)	496	423
Strategic Communications	856	778
Total revenue-generating professionals	5,572	5,142
Utilization rates of billable professionals: (2)
Corporate Finance	63%	59%
FLC	55%	60%
Economic Consulting	72%	75%
Average billable rate per hour: (3)
Corporate Finance	$450	$462
FLC	$357	$357
Economic Consulting	$484	$494

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 600 as-needed employees during the three months ended March 31, 2022 compared with 656 as-needed employees during the three months ended March 31, 2021.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands, except rate per hour)
Revenues	$253,329	$226,203
Percentage change in revenues from prior year	12.0%	8.9%
Operating expenses
Direct cost of revenues	166,247	159,113
Selling, general and administrative expenses	35,197	30,904
Acquisition-related contingent consideration	12	—
Amortization of intangible assets	1,820	1,887
	203,276	191,904
Segment operating income	50,053	34,299
Percentage change in segment operating income from prior year	45.9%	-26.5%
Add back:
Depreciation and amortization of intangible assets	3,486	3,140
Adjusted Segment EBITDA	$53,539	$37,439
Gross profit (1)	$87,082	$67,090
Percentage change in gross profit from prior year	29.8%	-15.2%
Gross profit margin (2)	34.4%	29.7%
Adjusted Segment EBITDA as a percentage of revenues	21.1%	16.6%
Number of revenue-generating professionals (at period end)	1,757	1,684
Percentage change in number of revenue-generating professionals from prior year	4.3%	34.9%
Utilization rate of billable professionals	63%	59%
Average billable rate per hour	$450	$462

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenues increased $27.1 million, or 12.0%, to $253.3 million for the three months ended March 31, 2022, which included a 1.2% estimated negative impact from FX. Acquisition-related revenues contributed $2.2 million, or 1.0% of the increase, compared to the same quarter in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $27.6 million, or 12.2%, primarily due to increased demand across our business transformation and transactions services, which was partially offset by lower demand for our restructuring services.
Gross profit increased $20.0 million, or 29.8%, to $87.1 million for the three months ended March 31, 2022. Gross profit margin increased 4.7 percentage points for the three months ended March 31, 2022. The increase in gross profit margin was primarily due to a 4 percentage point increase in utilization, as well as lower compensation as a percentage of revenues.
SG&A expenses increased $4.3 million, or 13.9%, to $35.2 million for the three months ended March 31, 2022, which included a 1.6% estimated positive impact from FX. SG&A expenses of 13.9% of revenues for the three months ended March 31, 2022 compared with 13.7% of revenues for the three months ended March 31, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, outside services, and other general and administrative costs, which was partially offset by a decline in acquisition-related expenses and lower bad debt.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands, except rate per hour)
Revenues	$153,896	$150,821
Percentage change in revenues from prior year	2.0%	2.2%
Operating expenses
Direct cost of revenues	110,478	99,287
Selling, general and administrative expenses	27,628	23,354
Amortization of intangible assets	248	174
	138,354	122,815
Segment operating income	15,542	28,006
Percentage change in segment operating income from prior year	-44.5%	43.6%
Add back:
Depreciation and amortization of intangible assets	1,715	1,426
Adjusted Segment EBITDA	$17,257	$29,432
Gross profit (1)	$43,418	$51,534
Percentage change in gross profit from prior year	-15.7%	12.6%
Gross profit margin (2)	28.2%	34.2%
Adjusted Segment EBITDA as a percentage of revenues	11.2%	19.5%
Number of revenue-generating professionals (at period end)	1,513	1,367
Percentage change in number of revenue-generating professionals from prior year	10.7%	-1.9%
Utilization rate of billable professionals	55%	60%
Average billable rate per hour	$357	$357

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenues increased $3.1 million, or 2.0%, to $153.9 million for the three months ended March 31, 2022. Acquisition-related revenues contributed $3.7 million, or 2.5% of the increase, compared to the same quarter in the prior year. Excluding acquisition-related revenues, revenues decreased $0.7 million, or 0.4%, primarily due to lower demand for our data & analytics and disputes services, which was partially offset by higher realized bill rates due to mix of client engagements and higher demand for investigations services.
Gross profit decreased $8.1 million, or 15.7%, to $43.4 million for the three months ended March 31, 2022. Gross profit margin decreased 6.0 percentage points for the three months ended March 31, 2022. The decrease in gross profit margin was largely related to a 5 percentage point decline in utilization, primarily for our data & analytics and disputes services, as well as higher compensation as a percentage of revenues.
SG&A expenses increased $4.3 million, or 18.3%, to $27.6 million for the three months ended March 31, 2022. SG&A expenses of 18.0% of revenues for the three months ended March 31, 2022 compared with 15.5% of revenues for the three months ended March 31, 2021. The increase in SG&A expenses was primarily driven by higher travel and entertainment, rent and occupancy, acquisition-related, and other general and administrative expenses.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands, except rate per hour)
Revenues	$165,977	$169,273
Percentage change in revenues from prior year	-1.9%	28.1%
Operating expenses
Direct cost of revenues	124,470	125,141
Selling, general and administrative expenses	21,564	18,900
	146,034	144,041
Segment operating income	19,943	25,232
Percentage change in segment operating income from prior year	-21.0%	121.4%
Add back:
Depreciation and amortization of intangible assets	1,252	1,347
Adjusted Segment EBITDA	$21,195	$26,579
Gross profit (1)	$41,507	$44,132
Percentage change in gross profit from prior year	-5.9%	41.7%
Gross profit margin (2)	25.0%	26.1%
Adjusted Segment EBITDA as a percentage of revenues	12.8%	15.7%
Number of revenue-generating professionals (at period end)	950	890
Percentage change in number of revenue-generating professionals from prior year	6.7%	9.9%
Utilization rate of billable professionals	72%	75%
Average billable rate per hour	$484	$494

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenues decreased $3.3 million, or 1.9%, to $166.0 million for the three months ended March 31, 2022, which included a 1.8% estimated negative impact from FX. Excluding the estimated impact from FX, revenues decreased $0.3 million, or 0.1%, primarily due to lower demand for our M&A-related antitrust services and lower realized bill rates for our non-M&A-related antitrust services, which was partially offset by higher demand for our non-M&A-related antitrust services and higher realized bill rates for our M&A-related antitrust and financial economics services.

Gross profit decreased $2.6 million, or 5.9%, to $41.5 million for the three months ended March 31, 2022. Gross profit margin decreased 1.1 percentage points for the three months ended March 31, 2022. The decrease in gross profit margin was primarily due to a 3 percentage point decrease in utilization and lower realized bill rates, which was partially offset by lower variable compensation as a percentage of revenues.
SG&A expenses increased $2.7 million, or 14.1%, to $21.6 million for the three months ended March 31, 2022, which included a 1.5% estimated positive impact from FX. SG&A expenses of 13.0% of revenues for the three months ended March 31, 2022 compared with 11.2% of revenues for the three months ended March 31, 2021. The increase in SG&A expenses was primarily driven by higher compensation, bad debt, and other general and administrative expenses.

TECHNOLOGY

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Revenues	$80,484	$79,459
Percentage change in revenues from prior year	1.3%	35.3%
Operating expenses
Direct cost of revenues	50,915	45,557
Selling, general and administrative expenses	19,326	15,343
	70,241	60,900
Segment operating income	10,243	18,559
Percentage change in segment operating income from prior year	-44.8%	60.1%
Add back:
Depreciation and amortization of intangible assets	3,120	3,039
Adjusted Segment EBITDA	$13,363	$21,598
Gross profit (1)	$29,569	$33,902
Percentage change in gross profit from prior year	-12.8%	32.7%
Gross profit margin (2)	36.7%	42.7%
Adjusted Segment EBITDA as a percentage of revenues	16.6%	27.2%
Number of revenue-generating professionals (at period end) (3)	496	423
Percentage change in number of revenue-generating professionals from prior year	17.3%	13.1%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenues increased $1.0 million, or 1.3%, to $80.5 million for the three months ended March 31, 2022. Revenue growth was primarily driven by increased demand for hosting services, largely related to litigation and cross-border investigation engagements, which was partially offset by a decline in demand for managed review services primarily related to M&A-related "second request" engagements.

Gross profit decreased $4.3 million, or 12.8%, to $29.6 million for the three months ended March 31, 2022. Gross profit margin decreased 5.9 percentage points for the three months ended March 31, 2022. The decrease in gross profit margin was primarily due to an increase in compensation as a percentage of revenues, which included the impact of a 17.3% increase in revenue-generating professionals and lower realized pricing for our processing services, which was partially offset by a favorable mix of higher margin hosting services.
SG&A expenses increased $4.0 million, or 26.0%, to $19.3 million for the three months ended March 31, 2022. SG&A expenses of 24.0% of revenues for the three months ended March 31, 2022 compared with 19.3% of revenues for the three months ended March 31, 2021. The increase in SG&A expenses was primarily due to higher compensation, outside services, travel and entertainment, and other general and administrative expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Revenues	$69,934	$60,521
Percentage change in revenues from prior year	15.6%	3.7%
Operating expenses
Direct cost of revenues	40,994	39,326
Selling, general and administrative expenses	13,906	11,336
Amortization of intangible assets	200	739
	55,100	51,401
Segment operating income	14,834	9,120
Percentage change in segment operating income from prior year	62.7%	21.7%
Add back:
Depreciation and amortization of intangible assets	879	1,278
Adjusted Segment EBITDA	$15,713	$10,398
Gross profit (1)	$28,940	$21,195
Percentage change in gross profit from prior year	36.5%	2.2%
Gross profit margin (2)	41.4%	35.0%
Adjusted Segment EBITDA as a percentage of revenues	22.5%	17.2%
Number of revenue-generating professionals (at period end)	856	778
Percentage change in number of revenue-generating professionals from prior year	10.0%	3.0%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenues increased $9.4 million, or 15.6%, to $69.9 million for the three months ended March 31, 2022, which included a 2.6% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $11.0 million, or 18.2%, primarily due to growth in project- and retainer-based revenues, mainly driven by higher demand for our corporate reputation services.
Gross profit increased $7.7 million, or 36.5%, to $28.9 million for the three months ended March 31, 2022. Gross profit margin increased 6.4 percentage points for the three months ended March 31, 2022. The increase in gross profit margin was driven by lower compensation as a percentage of revenues.
SG&A expenses increased $2.6 million, or 22.7%, to $13.9 million for the three months ended March 31, 2022, which included a 2.5% estimated positive impact from FX. SG&A expenses of 19.9% of revenues for the three months ended March 31, 2022 compared with 18.7% of revenues for the three months ended March 31, 2021. The increase in SG&A expenses was primarily due to higher infrastructure support, rent and occupancy, and other general and administrative expenses.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2021 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that reflect our more significant judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Goodwill and Intangible Assets
There were no material changes to our critical accounting estimates from the information provided in “Critical Accounting Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021, or from the information provided in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2021.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
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

Uncertainties and Trends Affecting Liquidity

Our conclusion that we will be able to fund our cash requirements for the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that could result in a material adverse impact on our business, other events beyond our control, the impact of any future acquisitions, or unexpected significant changes in number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic and workforce disruptions arising from the COVID-19 pandemic, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(203,778)	$(166,584)
Net cash used in investing activities	$(19,305)	$(7,976)
Net cash provided by financing activities	$4,161	$116,416
DSO (1)	96	97

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Net cash used in operating activities of $203.8 million for the three months ended March 31, 2022 compared with $166.6 million for the three months ended March 31, 2021. The increase of $37.2 million, or 22.3%, in net cash used in operating activities was primarily due to higher annual bonus payments, an increase in salaries related to headcount growth, and higher operating expenses, which was partially offset by an increase in cash collected resulting from higher revenues compared to the same period in the prior year. DSO was 96 days as of March 31, 2022 and 97 days as of March 31, 2021.
Net cash used in investing activities of $19.3 million for the three months ended March 31, 2022 compared with $8.0 million for the three months ended March 31, 2021. The increase of $11.3 million, or 142.0%, in net cash used in investing activities was primarily due to a $6.7 million payment for the acquisition of a business during the three months ended March 31, 2022, as well as an increase of $4.6 million in capital expenditures, mainly related to leasehold improvement costs for our principal office space in New York.
Net cash provided by financing activities of $4.2 million for the three months ended March 31, 2022 compared with $116.4 million for the three months ended March 31, 2021. The decrease of $112.3 million, or 96.4%, in net cash provided by financing activities was primarily due to a decline in net borrowings of $155.0 million under our Credit Facility, which was partially offset by a decrease of $43.0 million in payments for common stock repurchases under the Repurchase Program as compared with the same period in the prior year.

Principal Sources of Capital Resources
As of March 31, 2022, our capital resources included $271.1 million of cash and cash equivalents and available borrowing capacity of $534.6 million under the $550.0 million revolving line of credit under our Credit Facility. As of March 31, 2022, we had $15.0 million of outstanding borrowings under our Credit Facility and $0.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under our Credit Facility includes a

$75.0 million sublimit for borrowings in currencies other than USD, including the euro ("EUR"), British pound ("GBP"), Australian dollar and Canadian dollar.
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
The amended and restated credit agreement entered into in November 2018, as further amended by the first amendment to the amended and restated credit agreement dated as of February 4, 2022 (as amended by the first amendment, the "Credit Agreement"), governing the Credit Facility and our other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of March 31, 2022, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022, between us and U.S. Bank National Association, as trustee, governing the 2023 Convertible Notes. See Note 8, "Debt" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.
Principal Uses of Capital Resources

Future Capital Requirements
We anticipate that our future capital requirements will principally consist of funds required for:
•operating and general corporate expenses relating to the operation of our businesses;
•capital expenditures, primarily for information technology equipment and information or financial systems, office furniture and leasehold improvements;
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
Capital Expenditures
During the three months ended March 31, 2022, we spent $12.6 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2022, we currently expect to make additional capital expenditures to support our organization in an aggregate amount of between $39 million and $47 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
Share Repurchase Program
During the three months ended March 31, 2022, we made $3.1 million in payments for common stock repurchases under the Repurchase Program. We had $164.0 million remaining under the Repurchase Program to repurchase additional shares as of March 31, 2022.
Payments for Acquisition of Businesses
During the three months ended March 31, 2022, we acquired a business that was assigned to the Corporate Finance segment for an aggregate of $6.7 million, net of cash received. We also recorded a liability of $5.4 million for acquisition-related contingent consideration.
Future Contractual Obligations
Our future obligations as of March 31, 2022 include both current and long-term obligations. We have a current obligation of $6.9 million and long-term obligations of $334.4 million related to our 2023 Convertible Notes, including current and long-term interest, and Credit Facility. For more information on our 2023 Convertible Notes and Credit Facility, refer to Note 8, "Debt" in Part I, Item 1. Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to March 31, 2022 and prior to the November 30, 2023 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have a current obligation of $32.7 million and long-term obligations of $225.4 million.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, initiatives, projections, prospects, policies and practices, objectives, goals, commitments, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including U.S. and foreign tax laws, environmental, social and governance ("ESG")-related issues, climate change-related matters, scientific or technological developments and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” "commits," “aspires,” “forecasts,” "future," "goal," "seeks" and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates, intentions and expectations at the time we make them, and various assumptions. There can be no assurance that management’s plans, expectations, intentions, aspirations, beliefs, goals, estimates, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements and outcomes could differ materially from those expressed in, or implied by, any forward-looking statements. Any references to standards of measurement and performance made regarding our climate change-, ESG- or other sustainability-related plans, goals, commitments, intentions, aspirations, forecasts or projections, or expectations are developing and based on assumptions, and no assurance can be given that any such plan, goal, commitment, intention, aspiration, forecast or projection, or expectation can or will be achieved. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts, intentions, aspirations, beliefs or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
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
•risks relating to the obsolescence, replacement or the protection of our information and financial systems and software, proprietary software products, intellectual property rights and trade secrets, which could adversely affect our ability to retain or win clients, conduct business, preserve or enhance our reputation, maintain business continuity or report financial results;
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
•our climate change and ESG-related initiatives and goals, including our policies and practices relating to the environment and climate change, sustainability, and diversity and inclusion, if they do not meet or keep pace with evolving governmental, investor or other stakeholder expectations and standards or rules and regulations; and
•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2022. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1 through January 31, 2022	2	(2)	$153.34	—		$167,058
February 1 through February 28, 2022	37	(3)	$143.01	21	(5)	$164,090
March 1 through March 31, 2022	37	(4)	$145.76	1	(6)	$163,960
	76			22

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million, respectively. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, respectively, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended March 31, 2022, we repurchased an aggregate of 21,611 shares of our common stock under the Repurchase Program at an average price of $143.36 per share for a total cost of approximately $3.1 million.
(2)Includes 1,802 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 16,286 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 35,903 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)During the month ended February 28, 2022, we repurchased and retired 20,711 shares of common stock, at an average price per share of $143.30, for an aggregate cost of $3.0 million.
(6)During the month ended March 31, 2022, we repurchased and retired 900 shares of common stock, at an average price per share of $144.73, for an aggregate cost of $0.1 million.

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

10.1†***
First Amendment to Amended and Restated Credit Agreement, dated as of February 4, 2022, entered into by and among FTI Consulting, Inc., a Maryland corporation, the Subsidiaries of the Company party thereto, as Guarantors, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.2†***
Amended and Restated Credit Agreement (Conformed Through First Amendment to Amended and Restated Credit Agreement, dated as of February 4, 2022 and Exhibit A thereto), dated as of November 30, 2018, among FTI Consulting, Inc., a Maryland corporation, each Designated Borrower (defined therein) from time to time party hereto, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer.

10.3†***
First Amendment to Security Agreement, dated as of February 4, 2022, entered into by and among FTI Consulting, Inc., a Maryland corporation, the Subsidiaries of the Company party thereto, as grantors, and Bank of America, N.A., as administrative agent for the holders of the Secured Obligations.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
***
With certain exceptions, annexes, exhibits and schedules (or similar attachments) to the First Amendment to the Amended and Restated Credit Agreement, the Amended and Restated Credit Agreement and the First Amendment to Security Agreement are not filed. FTI Consulting, Inc. will furnish supplementally a copy of any omitted exhibit, annex or schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 28, 2022

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)