Form 10-Q
period 2022-06-30
FTI CONSULTING, INC
filed 2022-07-28
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2022
Common Stock, $0.01 par value	34,539,548

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$255,730	$494,485
Accounts receivable, net	905,548	754,120
Current portion of notes receivable	29,773	30,256
Prepaid expenses and other current assets	100,668	91,166
Total current assets	1,291,719	1,370,027
Property and equipment, net	144,053	142,163
Operating lease assets	198,893	215,995
Goodwill	1,227,837	1,232,791
Intangible assets, net	28,613	31,990
Notes receivable, net	55,230	53,539
Other assets	56,823	54,404
Total assets	$3,003,168	$3,100,909
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$165,455	$165,025
Accrued compensation	357,222	507,556
Billings in excess of services provided	48,217	45,535
Total current liabilities	570,894	718,116
Long-term debt, net	314,337	297,158
Noncurrent operating lease liabilities	218,001	236,026
Deferred income taxes	167,797	170,612
Other liabilities	101,520	95,676
Total liabilities	1,372,549	1,517,588
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 34,540 (2022) and 34,333 (2021)	345	343
Additional paid-in capital	499	13,662
Retained earnings	1,805,485	1,698,156
Accumulated other comprehensive loss	(175,710)	(128,840)
Total stockholders' equity	1,630,619	1,583,321
Total liabilities and stockholders' equity	$3,003,168	$3,100,909

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$754,992	$711,486	$1,478,612	$1,397,763
Operating expenses
Direct cost of revenues	520,080	490,722	1,013,184	959,146
Selling, general and administrative expenses	167,940	133,930	316,911	260,476
Amortization of intangible assets	2,737	2,854	5,005	5,655
	690,757	627,506	1,335,100	1,225,277
Operating income	64,235	83,980	143,512	172,486
Other income (expense)
Interest income and other	2,994	(912)	2,647	122
Interest expense	(2,448)	(5,294)	(5,090)	(10,091)
	546	(6,206)	(2,443)	(9,969)
Income before income tax provision	64,781	77,774	141,069	162,517
Income tax provision	13,353	14,992	30,320	35,239
Net income	$51,428	$62,782	$110,749	$127,278
Earnings per common share — basic	$1.52	$1.88	$3.29	$3.80
Earnings per common share — diluted	$1.43	$1.77	$3.10	$3.61
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(40,679)	$5,807	$(46,870)	$565
Total other comprehensive income (loss), net of tax	(40,679)	5,807	(46,870)	565
Comprehensive income	$10,749	$68,589	$63,879	$127,843

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$59,321	$—	$59,321
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(6,191)	(6,191)
Issuance of common stock in connection with:
Exercise of options	26	—	923	—	—	923
Restricted share grants, less net settled shares of 54	134	2	(7,836)	—	—	(7,834)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(22)	—	(3,098)	—	—	(3,098)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	5,967	—	—	5,967
Reclassification of negative additional paid-in capital	—	—	22,851	(22,851)	—	—
Balance at March 31, 2022	34,471	$345	$—	$1,756,704	$(135,031)	$1,622,018
Net income	—	—	—	51,428	—	51,428
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(40,679)	(40,679)
Issuance of common stock in connection with:
Exercise of options	22	—	687	—	—	687
Restricted share grants, less net settled shares of 55	47	—	(8,907)	—	—	(8,907)
Conversion of convertible senior notes due 2023	—	—	(11)	—	—	(11)
Share-based compensation	—	—	6,083	—	—	6,083
Reclassification of negative additional paid-in capital	—	—	2,647	(2,647)	—	—
Balance at June 30, 2022	34,540	$345	$499	$1,805,485	$(175,710)	$1,630,619

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$64,496	$—	$64,496
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(5,242)	(5,242)
Issuance of common stock in connection with:
Exercise of options	12	—	434	—	—	434
Restricted share grants, less net settled shares of 63	157	1	(7,232)	—	—	(7,231)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,082)	—	(46,133)
Share-based compensation	—	—	7,242	—	—	7,242
Balance at March 31, 2021	34,228	$342	$—	$1,527,685	$(111,677)	$1,416,350
Net income	—	$—	$—	$62,782	$—	$62,782
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,807	5,807
Issuance of common stock in connection with:
Exercise of options	33	1	1,136	—	—	1,137
Restricted share grants, less net settled shares of 13	21	—	(1,814)	—	—	(1,814)
Share-based compensation	—	—	4,948	—	—	4,948
Balance at June 30, 2021	34,282	$343	$4,270	$1,590,467	$(105,870)	$1,489,210

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$110,749	$127,278
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,095	16,765
Amortization and impairment of intangible assets	5,005	5,655
Acquisition-related contingent consideration	133	(1,130)
Provision for expected credit losses	8,752	8,236
Share-based compensation	12,050	12,190
Amortization of debt discount and issuance costs and other	1,068	5,685
Deferred income taxes	2,713	9,802
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(180,737)	(138,838)
Notes receivable	(1,985)	8,921
Prepaid expenses and other assets	(810)	6,728
Accounts payable, accrued expenses and other	13,854	(13,518)
Income taxes	(14,834)	6,695
Accrued compensation	(147,209)	(88,024)
Billings in excess of services provided	4,425	(7,471)
Net cash used in operating activities	(168,731)	(41,026)
Investing activities
Payments for acquisition of businesses, net of cash received	(6,698)	(9,833)
Purchases of property and equipment and other	(25,637)	(27,696)
Net cash used in investing activities	(32,335)	(37,529)
Financing activities
Borrowings under revolving line of credit	165,000	292,500
Repayments under revolving line of credit	(165,000)	(192,500)
Purchase and retirement of common stock	(3,098)	(46,133)
Share-based compensation tax withholdings and other	(14,827)	(7,475)
Payments for business acquisition liabilities	(4,161)	(7,496)
Deposits and other	4,887	602
Net cash provided by (used in) financing activities	(17,199)	39,498
Effect of exchange rate changes on cash and cash equivalents	(20,490)	979
Net decrease in cash and cash equivalents	(238,755)	(38,078)
Cash and cash equivalents, beginning of period	494,485	294,953
Cash and cash equivalents, end of period	$255,730	$256,875
Supplemental cash flow disclosures
Cash paid for interest	$4,279	$4,854
Cash paid for income taxes, net of refunds	$42,440	$18,742
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,664	$2,603
Business acquisition liabilities not yet paid	$5,370	$1,093
Non-cash additions to property and equipment	$3,695	$4,150
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
2. New Accounting Standards
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 ("ASU 2020-06"), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain events. On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method and recorded a cumulative-effect adjustment of approximately $22.1 million to the beginning balance of retained earnings at the date of adoption and a $16.4 million net increase to "Long-term debt, net" on the Condensed Consolidated Balance Sheets. As permitted by the guidance, prior comparative periods were not adjusted under this method.
Pursuant to ASU 2020-06, we are no longer permitted to separately account for the liability and equity components of convertible debt instruments. As such, the carrying amount of our 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") is recognized as a liability as of June 30, 2022 on the Condensed Consolidated Balance Sheets. The ASU 2020-06 adoption also resulted in the derecognition of the embedded conversion option, net of tax effects, of approximately $34.1 million, which is included in “Additional paid-in capital,” as well as the derecognition of the related deferred tax liabilities of approximately $4.3 million on the Condensed Consolidated Balance Sheets.
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
For the three and six months ended June 30, 2022, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share, as required by the adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, we used the treasury stock method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share because we had the ability and intent to settle the principal amount of the outstanding 2023 Convertible Notes in cash. The conversion feature had a dilutive impact on earnings per common share for the three and six months ended June 30, 2022 and 2021, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator — basic and diluted
Net income	$51,428	$62,782	$110,749	$127,278
Denominator
Weighted average number of common shares outstanding — basic	33,790	33,458	33,705	33,470
Effect of dilutive share-based awards	586	668	639	714
Effect of dilutive stock options	331	376	334	373
Effect of dilutive convertible notes	1,202	872	1,100	661
Weighted average number of common shares outstanding — diluted	35,909	35,374	35,778	35,218
Earnings per common share — basic	$1.52	$1.88	$3.29	$3.80
Earnings per common share — diluted	$1.43	$1.77	$3.10	$3.61
Antidilutive stock options and share-based awards	23	2	15	5
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $11.6 million and $13.1 million for the three and six months ended June 30, 2022, respectively, and $17.9 million and $16.7 million for the three and six months ended June 30, 2021, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of June 30, 2022 and December 31, 2021, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $3.4 million and $3.7 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was $1.5 million as of June 30, 2022 and $3.8 million as of December 31, 2021.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of June 30, 2022 and December 31, 2021.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of "Accounts receivable, net" as presented on the Condensed Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Accounts receivable:
Billed receivables	$616,761	$542,056
Unbilled receivables	328,836	248,681
Allowance for expected credit losses	(40,049)	(36,617)
Accounts receivable, net	$905,548	$754,120
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
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for expected credit losses (1)	$3,894	$3,404	$8,752	$8,236
Write-offs	$3,249	$2,802	$6,040	$9,718

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
6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2021	$501,046	$237,929	$268,858	$96,811	$128,147	$1,232,791
Acquisitions (3)	11,095	—	—	—	—	11,095
Foreign currency translation adjustment and other	(5,375)	(3,001)	(723)	(148)	(6,802)	(16,049)
Balance at June 30, 2022	$506,766	$234,928	$268,135	$96,663	$121,345	$1,227,837

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting or Technology segments as of June 30, 2022 and December 31, 2021.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $315.5 million and $322.3 million as of June 30, 2022 and December 31, 2021, respectively, and accumulated impairment losses of $194.1 million as of June 30, 2022 and December 31, 2021.
(3)    During the six months ended June 30, 2022, we acquired a business that was assigned to the Corporate Finance segment. We recorded $11.1 million in goodwill based on a preliminary purchase price allocation as a result of the acquisition. We have included the results of the acquired business’s operations in the Corporate Finance segment since its acquisition date.

Intangible Assets
Intangible assets were as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	$82,099	$64,093	$18,006	$83,101	$63,124	$19,977
Trademarks (1)	10,482	5,563	4,919	10,965	4,732	6,233
Acquired software and other (1)	980	392	588	3,114	2,434	680
	93,561	70,048	23,513	97,180	70,290	26,890
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$98,661	$70,048	$28,613	$102,280	$70,290	$31,990

(1)During the six months ended June 30, 2022, we acquired a business, and its related intangible assets were assigned to the Corporate Finance segment.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.7 million and $5.0 million for the three and six months ended June 30, 2022, respectively, and $2.9 million and $5.7 million for the three and six months ended June 30, 2021, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of June 30, 2022 (1)
2022 (remaining)	$4,728
2023	6,127
2024	3,859
2025	3,164
2026	2,028
Thereafter	3,607
$23,513

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

7. Financial Instruments
The table below presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)(2)	$13,363	$—	$—	$13,363
2023 Convertible Notes (3)	314,337	—	568,551	—
Total	$327,700	$—	$568,551	$13,363

	December 31, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$15,110	$—	$—	$15,110
2023 Convertible Notes (3)	297,158	—	466,619	—
Total	$312,268	$—	$466,619	$15,110

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)During the six months ended June 30, 2022, we acquired a business that was assigned to our Corporate Finance segment and recorded an acquisition-related contingent consideration liability.
(3)The carrying value as of June 30, 2022 includes unamortized deferred debt issuance costs. The carrying value as of December 31, 2021 includes unamortized deferred debt issuance costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of June 30, 2022 and December 31, 2021.
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

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2021	$15,110
Additions	5,370
Accretion expense (1)	(979)
Payments	(4,430)
Foreign currency translation adjustment (2)	(115)
Balance at March 31, 2022	$14,956
Accretion expense (1)	1,112
Payments	(2,240)
Foreign currency translation adjustment (2)	(465)
Balance at June 30, 2022	$13,363

Contingent Consideration
Balance at December 31, 2020	$20,118
Accretion expense (1)	1,289
Payments	(1,000)
Foreign currency translation adjustment (2)	(612)
Balance at March 31, 2021	$19,795
Additions	1,093
Accretion expense (1)	676
Payments	(4,122)
Foreign currency translation adjustment (2)	264
Remeasurement gain (3)	(3,095)
Balance at June 30, 2021	$14,611

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

8. Debt
The table below presents the components of the Company’s debt:

	June 30, 2022	December 31, 2021
2023 Convertible Notes	$316,222	$316,245
Total debt	316,222	316,245
Less: deferred debt discount (1)	—	(16,724)
Less: deferred debt issuance costs	(1,885)	(2,363)
Long-term debt, net (1)(2)	$314,337	$297,158
Additional paid-in capital	$—	$35,304
Discount attribution to equity	—	(1,175)
Equity component, net (1)	$—	$34,129

(1)Pursuant to the adoption of ASU 2020-06, we derecognized the conversion option of $34.1 million, net of tax, previously attributable to the equity component of the 2023 Convertible Notes. Similarly, the related debt discount is no longer amortized into income as interest expense over the life of the instrument; therefore, we recorded a $16.4 million increase to "Long-term debt, net" on the Condensed Consolidated Balance Sheet as of June 30, 2022.
(2)There were no current portions of long-term debt as of June 30, 2022 and December 31, 2021.
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
The 2023 Convertible Notes were convertible in each of the quarters ended September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022. The number of shares issued upon conversion of the 2023 Convertible Notes in each period was immaterial. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of June 30, 2022; therefore, holders may convert their notes at any time beginning on July 1, 2022 and ending on September 30, 2022. Based on the Company's stock price on June 30, 2022, the if-converted value of the 2023 Convertible Notes exceeded the principal amount by $247.9 million.

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
Contractual interest expense for the 2023 Convertible Notes was $1.6 million and $3.2 million for the three and six months ended June 30, 2022 and 2021, respectively. Amortization of the debt discount on the 2023 Convertible Notes prior to the adoption of ASU 2020-06 was $2.4 million and $4.7 million for the three and six months ended June 30 2021, respectively.
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
There were no borrowings outstanding under the Credit Facility as of June 30, 2022 and December 31, 2021. As of June 30, 2022, $0.4 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $0.6 million and $0.9 million of unamortized debt issuance costs related to the Credit Facility as of June 30, 2022 and December 31, 2021, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.

Long-Term Debt Maturities
Our maturity analysis for our remaining future undiscounted cash flows for the principal portion of our long-term debt assumes that payments will be made based on the current payment schedule and excludes any additional revolving line of credit borrowings or repayments subsequent to June 30, 2022 and prior to the November 30, 2023 maturity date of our Credit Facility. We estimate future undiscounted cash flows for the principal portion of our long-term debt to be $316.2 million in 2023.
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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$198,893	$215,995
Total lease assets		$198,893	$215,995
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$33,253	$30,828
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	218,001	236,026
Total lease liabilities		$251,254	$266,854
The table below summarizes total lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2022	2021	2022	2021
Operating lease costs	$12,092	$14,407	$24,453	$26,489
Short-term lease costs	727	473	1,132	962
Variable lease costs	2,749	2,748	5,977	6,211
Sublease income	(196)	(1,048)	(386)	(2,095)
Total lease cost, net	$15,372	$16,580	$31,176	$31,567
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $0.5 million in the remainder of 2022, $0.9 million in 2023, $0.8 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of June 30, 2022
2022 (remaining)	$25,673
2023	48,243
2024	43,110
2025	35,737
2026	31,185
Thereafter	136,533
Total future lease payments	320,481
Less: imputed interest	(69,227)
Total	$251,254
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$24,831	$31,050

Operating lease assets obtained in exchange for lease liabilities	$5,756	$85,221

Weighted average remaining lease term (years)
Operating leases	8.9	8.8

Weighted average discount rate
Operating leases	5.4%	5.5%
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

11. Share-Based Compensation
During the six months ended June 30, 2022, we granted 159,344 restricted share awards, 27,761 restricted stock units and 102,543 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2022, 4,564 shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 12,198 performance stock units were forfeited during the six months ended June 30, 2022 as the award targets were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2022	2021	2022	2021
Direct cost of revenues	$3,977	$2,666	$7,946	$7,731
Selling, general and administrative expenses	4,146	2,409	7,223	6,932
Total share-based compensation expense	$8,123	$5,075	$15,169	$14,663

12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2022, we had $164.0 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock repurchased and retired	—	—	22	422
Average price paid per share	$—	$—	$143.36	$109.37
Total cost	$—	$—	$3,098	$46,124
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
Common stock outstanding was 34.5 million shares and 34.3 million shares as of June 30, 2022 and December 31, 2021, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Corporate Finance	$277,067	$230,971	$530,396	$457,174
FLC	164,248	150,746	318,144	301,567
Economic Consulting	164,041	183,306	330,018	352,579
Technology	77,782	78,646	158,266	158,105
Strategic Communications	71,854	67,817	141,788	128,338
Total revenues	$754,992	$711,486	$1,478,612	$1,397,763
Adjusted Segment EBITDA
Corporate Finance	$54,950	$40,174	$108,490	$77,613
FLC	16,707	18,002	33,964	47,434
Economic Consulting	21,646	30,699	42,841	57,278
Technology	8,365	18,518	21,728	40,116
Strategic Communications	11,472	13,501	27,185	23,899
Total Adjusted Segment EBITDA	$113,140	$120,894	$234,208	$246,340
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$51,428	$62,782	$110,749	$127,278
Add back:
Income tax provision	13,353	14,992	30,320	35,239
Interest income and other	(2,994)	912	(2,647)	(122)
Interest expense	2,448	5,294	5,090	10,091
Unallocated corporate expenses	37,716	29,357	69,055	56,067
Segment depreciation expense	8,452	7,834	16,636	15,264
Amortization of intangible assets	2,737	2,853	5,005	5,653
Remeasurement of acquisition-related contingent consideration	—	(3,130)	—	(3,130)
Total Adjusted Segment EBITDA	$113,140	$120,894	$234,208	$246,340

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and six months ended June 30, 2022 and 2021 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
We define acquisition growth as revenues of acquired companies in the first 12 months following the effective date of an acquisition. When significant, we identify the impact of acquisition-related revenue growth. Our definition of organic growth is the change in revenues, excluding the impact of all such acquisitions.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$754,992	$711,486	$1,478,612	$1,397,763
Net income	$51,428	$62,782	$110,749	$127,278
Adjusted EBITDA	$76,160	$92,308	$166,612	$191,776
Earnings per common share — diluted	$1.43	$1.77	$3.10	$3.61
Adjusted earnings per common share — diluted	$1.43	$1.74	$3.10	$3.62
Net cash provided by (used in) operating activities	$35,047	$125,558	$(168,731)	$(41,026)
Total number of employees	7,048	6,411	7,048	6,411
Second Quarter 2022 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2022 increased $43.5 million, or 6.1%, to $755.0 million, as compared to the three months ended June 30, 2021, which included a 3.1% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $65.5 million, or 9.2%, primarily due to higher demand and realized rates in our Corporate Finance segment and higher realized rates in our FLC segment, which was partially offset by lower realization and demand in our Economic Consulting segment.
Net income
Net income for the three months ended June 30, 2022 decreased $11.4 million, or 18.1%, to $51.4 million, as compared to the three months ended June 30, 2021. The decrease in net income was primarily due to higher selling, general and administrative ("SG&A") and direct compensation expenses, which included the impact of a 9.4% increase in billable headcount, which was partially offset by an increase in revenues compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2022 decreased $16.1 million, or 17.5%, to $76.2 million, as compared to the three months ended June 30, 2021. Adjusted EBITDA Margin of 10.1% for the three months ended June 30, 2022 compared with 13.0% for the three months ended June 30, 2021. The decrease in Adjusted EBITDA was due to an increase in SG&A and direct compensation expenses, which included the impact of a 9.4% increase in billable headcount, which was partially offset by an increase in revenues compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2022 decreased $0.34 to $1.43 compared to $1.77 for the three months ended June 30, 2021. The decrease in EPS was primarily due to lower net income as described above.
Adjusted EPS decreased $0.31 to $1.43 for the three months ended June 30, 2022 compared to $1.74 for the three months ended June 30, 2021. Adjusted EPS for the three months ended June 30, 2021 excluded a $3.1 million remeasurement of acquisition-related contingent consideration, which reduced Adjusted EPS by $0.09, and $2.4 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.06.
The Company adopted Accounting Standards Update ("ASU") 2020-06 ("ASU 2020-06") and no longer recognizes non-cash interest expense on the 2023 Convertible Notes effective January 1, 2022. As a result, there was no adjustment between EPS and Adjusted EPS for non-cash interest expense on the 2023 Convertible Notes for the three months ended June 30, 2022. See Note 2, “New Accounting Standards” for additional information about the adoption of ASU 2020-06.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended June 30, 2022 decreased $90.5 million to $35.0 million compared with $125.6 million for the three months ended June 30, 2021. The decrease in net cash provided by operating activities was largely due to an increase in compensation, primarily related to headcount growth, higher operating expenses and income tax payments, as well as a decrease in cash collections compared to the same quarter in the prior year. Days sales outstanding (“DSO”) was 102 days at June 30, 2022 and 2021.
Free Cash Flow was an inflow of $22.0 million and $105.8 million for the three months ended June 30, 2022 and 2021, respectively. The decrease for the three months ended June 30, 2022 was primarily due to lower net cash provided by operating activities, as described above, partially offset by a decrease in net cash used for purchases of property and equipment.
Coronavirus Disease 2019 ("COVID-19") Pandemic
The COVID-19 pandemic created global volatility, economic uncertainty and general market disruption, and it has impacted each of our segments, practices and regions differently. During the three months ended June 30, 2022, the COVID-19 pandemic continued to impact our ability to deliver certain services due to, for example, travel restrictions, backlogs at courts and government moratoriums on restructuring. These impacts varied across our segments and regions. Although we have not been materially adversely impacted by illness in our employee population, the COVID-19 pandemic itself and the potential evolution of more contagious or dangerous variants, coupled with vaccine hesitancy, declining immunity levels from vaccines over time and delays in developing vaccines targeted to new variants, could increase the risk that our employees may experience negative health outcomes, impair employee retention or headcount growth, and adversely affect our ability to service clients or win new engagements. We expect that the impact of these potential effects, if experienced, will differ across our segments and geographies and will be difficult to quantify. Governmental or client vaccine mandates could also limit our ability to perform services for certain clients or in certain geographies, as well as to attract and retain certain clients. In addition, vaccine hesitancy by some employees could delay or impede in-person back-to-work efforts, reduce the pool of qualified employment candidates that are available to us to staff engagements or to hire, negatively impact our ability to provide client services or win engagements, and result in more adverse health outcomes for our employee population. Evolving business practices, including those related to remote work, as well as governmental fiscal and monetary policies have mitigated the negative economic impact of the pandemic in certain key geographies. The COVID-19 pandemic and its impact on our business and the health and welfare of our employees continues to be difficult to predict, especially due to uncertainty arising from the continuing evolution of COVID-19 variants, the efficacy of vaccinations against new variants, regional variances in the availability of vaccinations and the roll-out of vaccination programs, including vaccine mandates imposed by governments that could apply to us and our employees and requirements imposed by our clients relating to the vaccination status of our employees who serve such clients.
Headcount
Our total headcount increased 4.0% from 6,780 as of December 31, 2021 to 7,048 as of June 30, 2022. The following table includes the net billable headcount additions for the six months ended June 30, 2022:

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2021	1,702	1,496	921	468	814	5,401
Additions, net	55	17	29	28	42	171
March 31, 2022	1,757	1,513	950	496	856	5,572
Additions (reductions), net	12	(4)	(15)	11	21	25
June 30, 2022	1,769	1,509	935	507	877	5,597
Percentage change in headcount from December 31, 2021	3.9%	0.9%	1.5%	8.3%	7.7%	3.6%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$277,067	$230,971	$530,396	$457,174
FLC	164,248	150,746	318,144	301,567
Economic Consulting	164,041	183,306	330,018	352,579
Technology	77,782	78,646	158,266	158,105
Strategic Communications	71,854	67,817	141,788	128,338
Total revenues	$754,992	$711,486	$1,478,612	$1,397,763
Segment operating income
Corporate Finance	$50,935	$40,103	$100,989	$74,402
FLC	15,014	16,492	30,556	44,498
Economic Consulting	20,439	29,204	40,382	54,436
Technology	4,930	15,340	15,173	33,899
Strategic Communications	10,633	12,198	25,467	21,318
Total segment operating income	101,951	113,337	212,567	228,553
Unallocated corporate expenses	(37,716)	(29,357)	(69,055)	(56,067)
Operating income	64,235	83,980	143,512	172,486
Other income (expense)
Interest income and other	2,994	(912)	2,647	122
Interest expense	(2,448)	(5,294)	(5,090)	(10,091)
	546	(6,206)	(2,443)	(9,969)
Income before income tax provision	64,781	77,774	141,069	162,517
Income tax provision	13,353	14,992	30,320	35,239
Net income	$51,428	$62,782	$110,749	$127,278
Earnings per common share — basic	$1.52	$1.88	$3.29	$3.80
Earnings per common share — diluted	$1.43	$1.77	$3.10	$3.61
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$51,428	$62,782	$110,749	$127,278
Add back:
Income tax provision	13,353	14,992	30,320	35,239
Interest income and other	(2,994)	912	(2,647)	(122)
Interest expense	2,448	5,294	5,090	10,091
Depreciation and amortization	9,188	8,604	18,095	16,765
Amortization of intangible assets	2,737	2,854	5,005	5,655
Remeasurement of acquisition-related contingent consideration	—	(3,130)	—	(3,130)
Adjusted EBITDA	$76,160	$92,308	$166,612	$191,776

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$51,428	$62,782	$110,749	$127,278
Add back:
Remeasurement of acquisition-related contingent consideration	—	(3,130)	—	(3,130)
Non-cash interest expense on convertible notes	—	2,380	—	4,728
Tax impact of non-cash interest expense on convertible notes	—	(619)	—	(1,229)
Adjusted Net Income	$51,428	$61,413	$110,749	$127,647
Earnings per common share — diluted	$1.43	$1.77	$3.10	$3.61
Add back:
Remeasurement of acquisition-related contingent consideration	—	(0.09)	—	(0.09)
Non-cash interest expense on convertible notes	—	0.07	—	0.13
Tax impact of non-cash interest expense on convertible notes	—	(0.01)	—	(0.03)
Adjusted earnings per common share — diluted	$1.43	$1.74	$3.10	$3.62
Weighted average number of common shares outstanding — diluted	35,909	35,374	35,778	35,218
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$35,047	$125,558	$(168,731)	$(41,026)
Purchases of property and equipment	(13,028)	(19,724)	(25,635)	(27,725)
Free Cash Flow	$22,019	$105,834	$(194,366)	$(68,751)
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended June 30, 2022 increased $8.4 million, or 28.5%, to $37.7 million compared with $29.4 million for the three months ended June 30, 2021. The increase was primarily due to higher travel and entertainment and consulting expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $3.9 million to a $3.0 million gain for the three months ended June 30, 2022 compared with a $0.9 million loss for the three months ended June 30, 2021. The increase was primarily due to a $1.9 million net FX gain for the three months ended June 30, 2022 compared to a $1.4 million net FX loss for the three months ended June 30, 2021.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.

Interest expense
Interest expense for the three months ended June 30, 2022 decreased $2.8 million to $2.4 million compared to $5.3 million for the three months ended June 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 as described above.
Income tax provision
Our income tax provision decreased $1.6 million, or 10.9%, to $13.4 million for the three months ended June 30, 2022 from $15.0 million for the three months ended June 30, 2021. Our effective tax rate of 20.6% for the three months ended June 30, 2022 compared with 19.3% for the three months ended June 30, 2021. The tax rate for the three months ended June 30, 2022 and 2021 was impacted by a discrete tax adjustment related to share-based compensation, which had a more favorable benefit in 2022 due to more shares vesting at a higher share price of our common stock. The tax rate for the three months ended June 30, 2021 was also favorably impacted by a one-time discrete tax adjustment related to the future change in the United Kingdom (“U.K.”) tax rate, which required us to remeasure our deferred tax asset related to an intellectual property license between our U.S. and U.K. subsidiaries. In June 2021, the U.K. government approved the U.K. tax rate increase from 19.0% to 25.0% effective in April 2023.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the six months ended June 30, 2022 increased $13.0 million, or 23.2%, to $69.1 million compared with $56.1 million for the six months ended June 30, 2021. The increase was primarily due to higher travel and entertainment, consulting and legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $2.5 million to a $2.6 million gain for the six months ended June 30, 2022 compared with a $0.1 million gain for the six months ended June 30, 2021. The increase was primarily due to a $0.8 million net FX gain for the six months ended June 30, 2022 compared to a $1.0 million net FX loss for the six months ended June 30, 2021.
Interest expense
Interest expense for the six months ended June 30, 2022 decreased $5.0 million to $5.1 million compared to $10.1 million for the six months ended June 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 as described above.
Income tax provision
Our income tax provision decreased $4.9 million or 14.0%, to $30.3 million for the six months ended June 30, 2022 from $35.2 million for the six months ended June 30, 2021. Our effective tax rate of 21.5% for the six months ended June 30, 2022 compared to 21.7% for the six months ended June 30, 2021. The tax rate for the six months ended June 30, 2022 and 2021 was impacted by a discrete tax adjustment related to share-based compensation, which had a more favorable benefit in 2022 due to more shares vesting at a higher share price of our common stock. The tax rate for the six months ended June 30, 2021 was also favorably impacted by a one-time discrete tax adjustment related to the future change in the U.K. tax rate, which required us to remeasure our deferred tax asset related to an intellectual property license between our U.S. and U.K. subsidiaries. In June 2021, the U.K. government approved the U.K. tax rate increase from 19.0% to 25.0% effective in April 2023.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$51,428	$62,782	$110,749	$127,278
Add back:
Income tax provision	13,353	14,992	30,320	35,239
Interest income and other	(2,994)	912	(2,647)	(122)
Interest expense	2,448	5,294	5,090	10,091
Unallocated corporate expenses	37,716	29,357	69,055	56,067
Total segment operating income	101,951	113,337	212,567	228,553
Add back:
Segment depreciation expense	8,452	7,834	16,636	15,264
Amortization of intangible assets	2,737	2,853	5,005	5,653
Remeasurement of acquisition-related contingent consideration	—	(3,130)	—	(3,130)
Total Adjusted Segment EBITDA	$113,140	$120,894	$234,208	$246,340

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of revenue-generating professionals (at period end):
Corporate Finance	1,769	1,632	1,769	1,632
FLC	1,509	1,399	1,509	1,399
Economic Consulting	935	884	935	884
Technology (1)	507	429	507	429
Strategic Communications	877	771	877	771
Total revenue-generating professionals	5,597	5,115	5,597	5,115
Utilization rates of billable professionals: (2)
Corporate Finance	62%	59%	62%	59%
FLC	56%	60%	56%	60%
Economic Consulting	70%	75%	71%	75%
Average billable rate per hour: (3)
Corporate Finance	$471	$456	$458	$456
FLC	$360	$344	$357	$350
Economic Consulting	$477	$524	$476	$504

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 600 as-needed employees during the three months ended June 30, 2022 compared with 601 as-needed employees during the three months ended June 30, 2021.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$277,067	$230,971	$530,396	$457,174
Percentage change in revenues from prior year	20.0%	-6.1%	16.0%	0.8%
Operating expenses
Direct cost of revenues	181,221	158,560	347,467	317,673
Selling, general and administrative expenses	42,604	30,424	77,813	61,328
Amortization of intangible assets	2,307	1,884	4,127	3,771
	226,132	190,868	429,407	382,772
Segment operating income	50,935	40,103	100,989	74,402
Percentage change in segment operating income from prior year	27.0%	-45.7%	35.7%	-38.2%
Add back:
Depreciation and amortization of intangible assets	4,015	3,201	7,501	6,341
Fair value remeasurement of contingent consideration	—	(3,130)	—	(3,130)
Adjusted Segment EBITDA	$54,950	$40,174	$108,490	$77,613
Gross profit (1)	$95,846	$72,411	$182,929	$139,501
Percentage change in gross profit from prior year	32.4%	-29.5%	31.1%	-23.3%
Gross profit margin (2)	34.6%	31.4%	34.5%	30.5%
Adjusted Segment EBITDA as a percentage of revenues	19.8%	17.4%	20.5%	17.0%
Number of revenue-generating professionals (at period end)	1,769	1,632	1,769	1,632
Percentage change in number of revenue-generating professionals from prior year	8.4%	19.8%	8.4%	19.8%
Utilization rate of billable professionals	62%	59%	62%	59%
Average billable rate per hour	$471	$456	$458	$456

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenues increased $46.1 million, or 20.0%, to $277.1 million for the three months ended June 30, 2022, which included a 2.7% estimated negative impact from FX. Acquisition-related revenues contributed $3.6 million, or 1.6% of the increase, compared to the same quarter in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $48.7 million, or 21.1%, primarily due to increased demand and realized rates across our transactions and business transformation services, as well as increased demand for restructuring services in North America.
Gross profit increased $23.4 million, or 32.4%, to $95.8 million for the three months ended June 30, 2022. Gross profit margin increased 3.2 percentage points for the three months ended June 30, 2022. The increase in gross profit margin was primarily due to a 3 percentage point increase in utilization, as well as lower compensation as a percentage of revenues.
SG&A expenses increased $12.2 million, or 40.0%, to $42.6 million for the three months ended June 30, 2022, which included a 2.1% estimated positive impact from FX. SG&A expenses of 15.4% of revenues for the three months ended June 30, 2022 compared with 13.2% of revenues for the three months ended June 30, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, infrastructure support, recruiting, and other general and administrative expenses.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenues increased $73.2 million, or 16.0%, to $530.4 million for the six months ended June 30, 2022, which included a 2.0% estimated negative impact from FX. Acquisition-related revenues contributed $5.9 million, or 1.3% of the increase, compared to the same period in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $76.3 million, or 16.7%, primarily due to increased demand across our business transformation and transactions services, as well as higher realized rates, pass-through revenues and success fees.
Gross profit increased $43.4 million, or 31.1%, to $182.9 million for the six months ended June 30, 2022. Gross profit margin increased 4.0 percentage points for the six months ended June 30, 2022. The increase in gross profit margin was primarily due to a 3 percentage point increase in utilization, lower compensation as a percentage of revenues and higher realized rates.
SG&A expenses increased $16.5 million, or 26.9%, to $77.8 million for the six months ended June 30, 2022, which included a 1.8% estimated positive impact from FX. SG&A expenses of 14.7% of revenues for the six months ended June 30, 2022 compared with 13.4% of revenues for the six months ended June 30, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, outside services, and other general and administrative expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$164,248	$150,746	$318,144	$301,567
Percentage change in revenues from prior year	9.0%	41.7%	5.5%	18.7%
Operating expenses
Direct cost of revenues	117,551	108,615	228,029	207,902
Selling, general and administrative expenses	31,438	25,415	59,066	48,769
Amortization of intangible assets	245	224	493	398
	149,234	134,254	287,588	257,069
Segment operating income	15,014	16,492	30,556	44,498
Percentage change in segment operating income from prior year	-9.0%	NM (3)	-31.3%	387.7%
Add back:
Depreciation and amortization of intangible assets	1,693	1,510	3,408	2,936
Adjusted Segment EBITDA	$16,707	$18,002	$33,964	$47,434
Gross profit (1)	$46,697	$42,131	$90,115	$93,665
Percentage change in gross profit from prior year	10.8%	193.0%	-3.8%	55.7%
Gross profit margin (2)	28.4%	27.9%	28.3%	31.1%
Adjusted Segment EBITDA as a percentage of revenues	10.2%	11.9%	10.7%	15.7%
Number of revenue-generating professionals (at period end)	1,509	1,399	1,509	1,399
Percentage change in number of revenue-generating professionals from prior year	7.9%	5.5%	7.9%	5.5%
Utilization rate of billable professionals	56%	60%	56%	60%
Average billable rate per hour	$360	$344	$357	$350

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Fluctuation in terms of percentage change is not meaningful.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenues increased $13.5 million, or 9.0%, to $164.2 million for the three months ended June 30, 2022, which included a 1.9% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $16.3 million, or 10.8%, primarily due to higher demand for our health solutions services and higher realized rates for our investigations services, which was partially offset by lower demand for our disputes and data & analytics services.
Gross profit increased $4.6 million, or 10.8%, to $46.7 million for the three months ended June 30, 2022. Gross profit margin increased 0.5 percentage points for the three months ended June 30, 2022. The increase in gross profit margin was primarily due to an increase in utilization for our health solutions services and lower variable compensation.
SG&A expenses increased $6.0 million, or 23.7%, to $31.4 million for the three months ended June 30, 2022, which included a 2.1% estimated positive impact from FX. SG&A expenses were 19.1% of revenues for the three months ended June 30, 2022, compared with 16.9% of revenues for the three months ended June 30, 2021. The increase in SG&A expenses was primarily driven by higher travel and entertainment, infrastructure support, and other general and administrative expenses.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenues increased $16.6 million, or 5.5%, to $318.1 million for the six months ended June 30, 2022, which included a 1.3% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $20.5 million, or 6.8%, primarily due to higher demand for our health solutions services and higher realized rates for our investigations services, which was partially offset by lower demand for our data & analytics and disputes services.
Gross profit decreased $3.6 million, or 3.8%, to $90.1 million for the six months ended June 30, 2022. Gross profit margin decreased 2.7 percentage points for the six months ended June 30, 2022. The decrease in gross profit margin was largely related to a 4 percentage point decline in utilization, primarily for our data & analytics and disputes services, as well as higher compensation as a percentage of revenues.
SG&A expenses increased $10.3 million, or 21.1%, to $59.1 million for the six months ended June 30, 2022, which included a 1.4% estimated positive impact from FX. SG&A expenses of 18.6% of revenues for the six months ended June 30, 2022 compared with 16.2% of revenues for the six months ended June 30, 2021. The increase in SG&A expenses was primarily driven by higher travel and entertainment, infrastructure support, and other general and administrative expenses.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$164,041	$183,306	$330,018	$352,579
Percentage change in revenues from prior year	-10.5%	21.0%	-6.4%	24.3%
Operating expenses
Direct cost of revenues	122,006	135,579	246,476	260,720
Selling, general and administrative expenses	21,596	18,523	43,160	37,423
	143,602	154,102	289,636	298,143
Segment operating income	20,439	29,204	40,382	54,436
Percentage change in segment operating income from prior year	-30.0%	44.5%	-25.8%	72.2%
Add back:
Depreciation and amortization of intangible assets	1,207	1,495	2,459	2,842
Adjusted Segment EBITDA	$21,646	$30,699	$42,841	$57,278
Gross profit (1)	$42,035	$47,727	$83,542	$91,859
Percentage change in gross profit from prior year	-11.9%	15.8%	-9.1%	27.0%
Gross profit margin (2)	25.6%	26.0%	25.3%	26.1%
Adjusted Segment EBITDA as a percentage of revenues	13.2%	16.7%	13.0%	16.2%
Number of revenue-generating professionals (at period end)	935	884	935	884
Percentage change in number of revenue-generating professionals from prior year	5.8%	9.1%	5.8%	9.1%
Utilization rate of billable professionals	70%	75%	71%	75%
Average billable rate per hour	$477	$524	$476	$504

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenues decreased $19.3 million, or 10.5%, to $164.0 million for the three months ended June 30, 2022, which included a 3.9% estimated negative impact from FX. Excluding the estimated impact from FX, revenues decreased $12.2 million, or 6.6%, primarily due to lower demand for our M&A-related antitrust services and lower realization, largely due to revenue deferrals for our non-M&A-related antitrust services, which was partially offset by higher demand for our non-M&A-related antitrust services.
Gross profit decreased $5.7 million, or 11.9%, to $42.0 million for the three months ended June 30, 2022. Gross profit margin decreased 0.4 percentage points for the three months ended June 30, 2022. The decrease in gross profit margin was primarily due to lower realization and a 5 percentage point decrease in utilization, which was partially offset by lower variable compensation.
SG&A expenses increased $3.1 million, or 16.6%, to $21.6 million for the three months ended June 30, 2022, which included a 4.3% estimated positive impact from FX. SG&A expenses of 13.2% of revenues for the three months ended June 30, 2022 compared with 10.1% of revenues for the three months ended June 30, 2021. The increase in SG&A expenses was primarily driven by higher travel and entertainment, infrastructure support, bad debt and other general and administrative expenses.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenues decreased $22.6 million, or 6.4%, to $330.0 million for the six months ended June 30, 2022, which included a 2.9% estimated negative impact from FX. Excluding the estimated impact from FX, revenues decreased $12.4 million, or 3.5%, primarily due to lower demand for our M&A-related antitrust services and lower realization, largely due to revenue deferrals for our non-M&A-related antitrust services, which was partially offset by higher demand for our non-M&A-related antitrust services and higher realization for our M&A-related antitrust services.
Gross profit decreased $8.3 million, or 9.1%, to $83.5 million for the six months ended June 30, 2022. Gross profit margin decreased 0.7 percentage points for the six months ended June 30, 2022. The decrease in gross profit margin was primarily due to a 4 percentage point decrease in utilization and lower realization, which was partially offset by lower variable compensation.
SG&A expenses increased $5.7 million, or 15.3%, to $43.2 million for the six months ended June 30, 2022, which included a 2.9% estimated positive impact from FX. SG&A expenses of 13.1% of revenues for the six months ended June 30, 2022 compared with 10.6% of revenues for the six months ended June 30, 2021. The increase in SG&A expenses was primarily driven by higher bad debt, compensation, infrastructure support, travel and entertainment, and other general and administrative expenses.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Revenues	$77,782	$78,646	$158,266	$158,105
Percentage change in revenues from prior year	-1.1%	67.0%	0.1%	49.4%
Operating expenses
Direct cost of revenues	53,556	45,666	104,471	91,223
Selling, general and administrative expenses	19,296	17,640	38,622	32,983
	72,852	63,306	143,093	124,206
Segment operating income	4,930	15,340	15,173	33,899
Percentage change in segment operating income from prior year	-67.9%	347.0%	-55.2%	125.7%
Add back:
Depreciation and amortization of intangible assets	3,435	3,178	6,555	6,217
Adjusted Segment EBITDA	$8,365	$18,518	$21,728	$40,116
Gross profit (1)	$24,226	$32,980	$53,795	$66,882
Percentage change in gross profit from prior year	-26.5%	99.2%	-19.6%	58.9%
Gross profit margin (2)	31.1%	41.9%	34.0%	42.3%
Adjusted Segment EBITDA as a percentage of revenues	10.8%	23.5%	13.7%	25.4%
Number of revenue-generating professionals (at period end) (3)	507	429	507	429
Percentage change in number of revenue-generating professionals from prior year	18.2%	11.1%	18.2%	11.1%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenues decreased $0.9 million, or 1.1%, to $77.8 million for the three months ended June 30, 2022, which included a 2.5% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $1.1 million, or 1.4%, primarily due to higher demand for processing services. Higher demand for information governance, privacy and security, and investigations services was partially offset by lower demand for litigation and M&A-related "second request" services.

Gross profit decreased $8.8 million, or 26.5%, to $24.2 million for the three months ended June 30, 2022. Gross profit margin decreased 10.8 percentage points for the three months ended June 30, 2022. The decrease in gross profit margin was primarily due to higher compensation, which included the impact of an 18.2% increase in billable headcount and an increase in as-needed contractors, as well as lower profitability of our managed review services.

SG&A expenses increased $1.7 million, or 9.4%, to $19.3 million for the three months ended June 30, 2022, which included a 2.4% estimated positive impact from FX. SG&A expenses of 24.8% of revenues for the three months ended June 30, 2022 compared with 22.4% of revenues for the three months ended June 30, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, talent development, and other general and administrative expenses.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenues increased $0.2 million, or 0.1%, to $158.3 million for the six months ended June 30, 2022, which included a 1.6% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $2.7 million, or 1.7%, primarily due to higher demand for hosting services, largely related to investigation and litigation engagements, and higher demand for processing services, mostly related to investigations, which was partially offset by lower demand for managed review services, primarily related to litigation and M&A-related "second request" engagements.
Gross profit decreased $13.1 million, or 19.6%, to $53.8 million for the six months ended June 30, 2022. Gross profit margin decreased 8.3 percentage points for the six months ended June 30, 2022. The decrease in gross profit margin was primarily due to higher compensation, which included the impact of an 18.2% increase in billable headcount and an increase in as-needed contractors, as well as the lower profitability of our managed review services.
SG&A expenses increased $5.6 million, or 17.1%, to $38.6 million for the six months ended June 30, 2022, which included a 1.7% estimated positive impact from FX. SG&A expenses of 24.4% of revenues for the six months ended June 30, 2022 compared with 20.9% of revenues for the six months ended June 30, 2021. The increase in SG&A expenses was primarily due to higher compensation, travel and entertainment, and other general and administrative expenses.
STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Revenues	$71,854	$67,817	$141,788	$128,338
Percentage change in revenues from prior year	6.0%	19.2%	10.5%	11.3%
Operating expenses
Direct cost of revenues	45,747	42,302	86,741	81,628
Selling, general and administrative expenses	15,289	12,572	29,195	23,908
Amortization of intangible assets	185	745	385	1,484
	61,221	55,619	116,321	107,020
Segment operating income	10,633	12,198	25,467	21,318
Percentage change in segment operating income from prior year	-12.8%	38.6%	19.5%	30.9%
Add back:
Depreciation and amortization of intangible assets	839	1,303	1,718	2,581
Adjusted Segment EBITDA	$11,472	$13,501	$27,185	$23,899
Gross profit (1)	$26,107	$25,515	$55,047	$46,710
Percentage change in gross profit from prior year	2.3%	27.8%	17.8%	14.7%
Gross profit margin (2)	36.3%	37.6%	38.8%	36.4%
Adjusted Segment EBITDA as a percentage of revenues	16.0%	19.9%	19.2%	18.6%
Number of revenue-generating professionals (at period end)	877	771	877	771
Percentage change in number of revenue-generating professionals from prior year	13.7%	1.3%	13.7%	1.3%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenues increased $4.0 million, or 6.0%, to $71.9 million for the three months ended June 30, 2022, which included a 5.8% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $7.9 million, or 11.7%, primarily due to growth in project- and retainer-based revenues, mainly driven by higher demand for our corporate reputation services.
Gross profit increased $0.6 million, or 2.3%, to $26.1 million for the three months ended June 30, 2022. Gross profit margin decreased 1.3 percentage points for the three months ended June 30, 2022. The decrease in gross profit margin was driven by higher compensation as a percentage of revenues, which included the impact of a 13.7% increase in billable headcount.
SG&A expenses increased $2.7 million, or 21.6%, to $15.3 million for the three months ended June 30, 2022, which included a 5.0% estimated positive impact from FX. SG&A expenses of 21.3% of revenues for the three months ended June 30, 2022 compared with 18.5% of revenues for the three months ended June 30, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, infrastructure support, and other general and administrative expenses.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenues increased $13.5 million, or 10.5%, to $141.8 million for the six months ended June 30, 2022, which included a 4.3% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $18.9 million, or 14.7%, primarily due to growth in project- and retainer-based revenues, mainly driven by higher demand for our corporate reputation services.
Gross profit increased $8.3 million, or 17.8%, to $55.0 million for the six months ended June 30, 2022. Gross profit margin increased 2.4 percentage points for the six months ended June 30, 2022. The increase in gross profit margin was driven by lower compensation as a percentage of revenues and a lower mix of pass-through revenues.
SG&A expenses increased $5.3 million, or 22.1%, to $29.2 million for the six months ended June 30, 2022, which included a 3.8% estimated positive impact from FX. SG&A expenses of 20.6% of revenues for the six months ended June 30, 2022 compared with 18.6% of revenues for the six months ended June 30, 2021. The increase in SG&A expenses was primarily due to higher infrastructure support, travel and entertainment, and other general and administrative expenses.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2021 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that reflect our more significant judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our annual cash flows from operations generally exceed our cash needs for capital expenditures and debt service requirements. We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows generally exceed our cash needs subsequent to the second quarter of each year. We believe that our cash flows from operations, supplemented by short-term borrowings under our senior secured bank revolving credit facility ("Credit Facility"), as necessary, will provide adequate cash to fund our long-term cash needs for at least the next 12 months.
Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expenses. The timing of billings and collections of receivables, as well as compensation and vendor payments, affects the changes in these balances.
Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, the COVID-19 pandemic that could result in a material adverse impact on our business, other events beyond our control, the impact of any future acquisitions, or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic and workforce disruptions arising from the COVID-19 pandemic, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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

Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(168,731)	$(41,026)
Net cash used in investing activities	$(32,335)	$(37,529)
Net cash provided by (used in) financing activities	$(17,199)	$39,498
DSO (1)	102	102

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Net cash used in operating activities of $168.7 million for the six months ended June 30, 2022 compared with $41.0 million for the six months ended June 30, 2021. The increase of $127.7 million, or 311.3%, in net cash used in operating activities was primarily due to an increase in salaries related to headcount growth, higher annual bonus payments and higher operating expenses, which was partially offset by an increase in cash collected resulting from higher revenues compared to the same period in the prior year. DSO was 102 days as of June 30, 2022 and 2021.
Net cash used in investing activities of $32.3 million for the six months ended June 30, 2022 compared with $37.5 million for the six months ended June 30, 2021. The decrease of $5.2 million, or 13.8%, in net cash used in investing activities was primarily due to a $3.1 million decrease in payments for the acquisition of businesses as well as a decrease of $2.1 million in capital expenditures.
Net cash used in financing activities of $17.2 million for the six months ended June 30, 2022 compared with $39.5 million of net cash provided by financing activities for the six months ended June 30, 2021. The increase of $56.7 million, or 143.5%, in net cash used in financing activities was primarily due to a decline in net borrowings of $100.0 million under our Credit Facility, which was partially offset by a decrease of $43.0 million in payments for common stock repurchases under the Repurchase Program as compared to the same period in the prior year.
Principal Sources of Capital Resources
As of June 30, 2022, our capital resources included $255.7 million of cash and cash equivalents and available borrowing capacity of $549.6 million under the $550.0 million revolving line of credit under our Credit Facility. As of June 30, 2022, we had no outstanding borrowings under our Credit Facility and $0.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under our Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro ("EUR"), British pound ("GBP"), Australian dollar and Canadian dollar.
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

The amended and restated credit agreement entered into in November 2018, as further amended by the first amendment to the amended and restated credit agreement dated as of February 4, 2022 (as amended by the first amendment, the "Credit Agreement"), governing the Credit Facility and our other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of June 30, 2022, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022, between us and U.S. Bank National Association, as trustee, governing the 2023 Convertible Notes. See Note 8, "Debt" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.
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
•debt service requirements, including interest payments on our long-term debt and repayments of the 2023 Convertible Notes principal and conversion premium;
•compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs;
•discretionary funding of the Repurchase Program;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and
•other known future contractual obligations.
Capital Expenditures
During the six months ended June 30, 2022, we spent $25.6 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2022, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $32 million and $39 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
Share Repurchase Program
During the six months ended June 30, 2022, we made $3.1 million in payments for common stock repurchases under the Repurchase Program. We had $164.0 million remaining under the Repurchase Program to repurchase additional shares as of June 30, 2022.
Payments for Acquisition of Businesses
During the six months ended June 30, 2022, we acquired a business that was assigned to the Corporate Finance segment for an aggregate of $6.7 million, net of cash received. We also recorded a liability of $5.4 million for acquisition-related contingent consideration.

Future Contractual Obligations
Our future contractual obligations as of June 30, 2022 include both current and long-term obligations. We have a current obligation of $6.6 million and long-term obligations of $319.4 million related to our 2023 Convertible Notes, including current and long-term interest. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. As of June 30, 2022, there were no outstanding borrowings under our Credit Facility, which will mature on November 30, 2023. For more information on our 2023 Convertible Notes and Credit Facility, refer to Note 8, "Debt" in Part I, Item 1. Future contractual obligations related to our long-term debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to June 30, 2022 and prior to the November 30, 2023 maturity date of our Credit Facility. Amounts due under the 2023 Convertible Notes and the Credit Facility that are not contractually required or expected to be liquidated for more than one year from the balance sheet date are classified as long-term on the Condensed Consolidated Balance Sheets. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have a current obligation of $33.3 million and long-term obligations of $218.0 million.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission ("SEC") on February 24, 2022. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1 through April 30, 2022	6	(2)	$159.07	—	$163,960
May 1 through May 31, 2022	39	(3)	$161.88	—	$163,960
June 1 through June 30, 2022	10	(4)	$169.24	—	$163,960
	55			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended June 30, 2022.
(2)Includes 6,289 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 38,572 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 9,829 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2022

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)