Form 10-Q
period 2022-09-30
FTI CONSULTING, INC
filed 2022-10-27
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2022
Common Stock, $0.01 par value	34,423,110

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$327,047	$494,485
Accounts receivable, net	947,993	754,120
Current portion of notes receivable	27,198	30,256
Prepaid expenses and other current assets	91,187	91,166
Total current assets	1,393,425	1,370,027
Property and equipment, net	144,713	142,163
Operating lease assets	195,339	215,995
Goodwill	1,212,541	1,232,791
Intangible assets, net	25,673	31,990
Notes receivable, net	54,144	53,539
Other assets	56,259	54,404
Total assets	$3,082,094	$3,100,909
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable, accrued expenses and other	$175,491	$165,025
Accrued compensation	422,985	507,556
Billings in excess of services provided	50,523	45,535
Total current liabilities	648,999	718,116
Long-term debt, net	314,756	297,158
Noncurrent operating lease liabilities	213,449	236,026
Deferred income taxes	161,486	170,612
Other liabilities	98,821	95,676
Total liabilities	1,437,511	1,517,588
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 34,422 (2022) and 34,333 (2021)	344	343
Additional paid-in capital	—	13,662
Retained earnings	1,868,424	1,698,156
Accumulated other comprehensive loss	(224,185)	(128,840)
Total stockholders' equity	1,644,583	1,583,321
Total liabilities and stockholders' equity	$3,082,094	$3,100,909

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$775,865	$702,228	$2,254,477	$2,099,991
Operating expenses
Direct cost of revenues	526,654	472,235	1,539,838	1,431,381
Selling, general and administrative expenses	159,186	138,600	476,097	399,076
Amortization of intangible assets	2,315	2,860	7,320	8,515
	688,155	613,695	2,023,255	1,838,972
Operating income	87,710	88,533	231,222	261,019
Other income (expense)
Interest income and other	7,771	5,175	10,418	5,297
Interest expense	(2,378)	(5,073)	(7,468)	(15,164)
	5,393	102	2,950	(9,867)
Income before income tax provision	93,103	88,635	234,172	251,152
Income tax provision	15,836	19,155	46,156	54,394
Net income	$77,267	$69,480	$188,016	$196,758
Earnings per common share — basic	$2.29	$2.07	$5.57	$5.88
Earnings per common share — diluted	$2.15	$1.96	$5.25	$5.58
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(48,475)	$(18,607)	$(95,345)	$(18,042)
Total other comprehensive loss, net of tax	(48,475)	(18,607)	(95,345)	(18,042)
Comprehensive income	$28,792	$50,873	$92,671	$178,716

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$59,321	$—	$59,321
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(6,191)	(6,191)
Issuance of common stock in connection with:
Exercise of options	26	—	923	—	—	923
Restricted share grants, less net settled shares of 54	134	2	(7,836)	—	—	(7,834)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(22)	—	(3,098)	—	—	(3,098)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	5,967	—	—	5,967
Reclassification of negative additional paid-in capital	—	—	22,851	(22,851)	—	—
Balance at March 31, 2022	34,471	$345	$—	$1,756,704	$(135,031)	$1,622,018
Net income	—	$—	$—	$51,428	$—	$51,428
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(40,679)	(40,679)
Issuance of common stock in connection with:
Exercise of options	22	—	687	—	—	687
Restricted share grants, less net settled shares of 55	47	—	(8,907)	—	—	(8,907)
Conversion of convertible senior notes due 2023	—	—	(11)	—	—	(11)
Share-based compensation	—	—	6,083	—	—	6,083
Reclassification of negative additional paid-in capital	—	—	2,647	(2,647)	—	—
Balance at June 30, 2022	34,540	$345	$499	$1,805,485	$(175,710)	$1,630,619
Net income	—	$—	$—	$77,267	$—	$77,267
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(48,475)	(48,475)
Issuance of common stock in connection with:
Restricted share grants, less net settled shares of 5	10	—	(837)	—	—	(837)
Purchase and retirement of common stock	(128)	(1)	(20,431)	—	—	(20,432)
Share-based compensation	—	—	6,441	—	—	6,441
Reclassification of negative additional paid-in capital	—	—	14,328	(14,328)	—	—
Balance at September 30, 2022	34,422	$344	$—	$1,868,424	$(224,185)	$1,644,583

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$64,496	$—	$64,496
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(5,242)	(5,242)
Issuance of common stock in connection with:
Exercise of options	12	—	434	—	—	434
Restricted share grants, less net settled shares of 63	157	1	(7,232)	—	—	(7,231)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,082)	—	(46,133)
Share-based compensation	—	—	7,242	—	—	7,242
Balance at March 31, 2021	34,228	$342	$—	$1,527,685	$(111,677)	$1,416,350
Net income	—	$—	$—	$62,782	$—	$62,782
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	5,807	5,807
Issuance of common stock in connection with:
Exercise of options	33	1	1,136	—	—	1,137
Restricted share grants, less net settled shares of 13	21	—	(1,814)	—	—	(1,814)
Share-based compensation	—	—	4,948	—	—	4,948
Balance at June 30, 2021	34,282	$343	$4,270	$1,590,467	$(105,870)	$1,489,210
Net income	—	$—	$—	$69,480	$—	$69,480
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(18,607)	(18,607)
Issuance of common stock in connection with:
Exercise of options	4	—	126	—	—	126
Restricted share grants, less net settled shares of 6	9	—	(866)	—	—	(866)
Share-based compensation	—	—	4,960	—	—	4,960
Balance at September 30, 2021	34,295	$343	$8,490	$1,659,947	$(124,477)	$1,544,303

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$188,016	$196,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,045	25,631
Amortization and impairment of intangible assets	7,320	8,515
Acquisition-related contingent consideration	863	(1,014)
Provision for expected credit losses	13,101	14,816
Share-based compensation	18,491	17,150
Amortization of debt discount and issuance costs and other	1,588	8,551
Deferred income taxes	(9,140)	5,128
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(251,280)	(115,544)
Notes receivable	838	4,392
Prepaid expenses and other assets	(3,066)	1,145
Accounts payable, accrued expenses and other	21,936	(22,745)
Income taxes	3,940	18,025
Accrued compensation	(67,763)	2,803
Billings in excess of services provided	7,672	(7,691)
Net cash provided by (used in) operating activities	(40,439)	155,920
Investing activities
Payments for acquisition of businesses, net of cash received	(6,742)	(9,833)
Purchases of property and equipment and other	(38,935)	(52,441)
Net cash used in investing activities	(45,677)	(62,274)
Financing activities
Borrowings under revolving line of credit	165,000	377,500
Repayments under revolving line of credit	(165,000)	(352,500)
Purchase and retirement of common stock	(23,530)	(46,133)
Share-based compensation tax withholdings and other	(15,663)	(8,277)
Payments for business acquisition liabilities	(4,848)	(7,496)
Deposits and other	7,092	1,928
Net cash used in financing activities	(36,949)	(34,978)
Effect of exchange rate changes on cash and cash equivalents	(44,373)	(11,094)
Net increase (decrease) in cash and cash equivalents	(167,438)	47,574
Cash and cash equivalents, beginning of period	494,485	294,953
Cash and cash equivalents, end of period	$327,047	$342,527
Supplemental cash flow disclosures
Cash paid for interest	$8,012	$8,756
Cash paid for income taxes, net of refunds	$51,353	$31,240
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,664	$2,603
Business acquisition liabilities not yet paid	$5,593	$—
Non-cash additions to property and equipment	$4,970	$4,435
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
Pursuant to ASU 2020-06, we are no longer permitted to separately account for the liability and equity components of convertible debt instruments. As such, the carrying amount of our 2.0% convertible senior notes due 2023 ("2023 Convertible Notes") is recognized as a liability as of September 30, 2022 on the Condensed Consolidated Balance Sheets. The ASU 2020-06 adoption also resulted in the derecognition of the embedded conversion option, net of tax effects, of approximately $34.1 million, which is included in “Additional paid-in capital,” as well as the derecognition of the related deferred tax liabilities of approximately $4.3 million on the Condensed Consolidated Balance Sheets.
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
For the three and nine months ended September 30, 2022, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share, as required by the adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, we used the treasury stock method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share because we had the ability and intent to settle the principal amount of the outstanding 2023 Convertible Notes in cash. The conversion feature had a dilutive impact on earnings per common share for the three and nine months ended September 30, 2022 and 2021, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 8, "Debt" for additional information about the 2023 Convertible Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator — basic and diluted
Net income	$77,267	$69,480	$188,016	$196,758
Denominator
Weighted average number of common shares outstanding — basic	33,812	33,495	33,741	33,478
Effect of dilutive share-based awards	545	662	607	697
Effect of dilutive stock options	322	363	330	369
Effect of dilutive convertible notes	1,239	842	1,147	721
Weighted average number of common shares outstanding — diluted	35,918	35,362	35,825	35,265
Earnings per common share — basic	$2.29	$2.07	$5.57	$5.88
Earnings per common share — diluted	$2.15	$1.96	$5.25	$5.58
Antidilutive stock options and share-based awards	—	2	10	5
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was immaterial for the three months ended September 30, 2022 and $12.5 million for the nine months ended September 30, 2022, and $11.5 million and $23.0 million for the three and nine months ended September 30, 2021, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of September 30, 2022 and December 31, 2021, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $2.5 million and $3.7 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2022 and $3.8 million as of December 31, 2021.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was $1.0 million as of September 30, 2022 and immaterial as of December 31, 2021.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of "Accounts receivable, net" as presented on the Condensed Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Accounts receivable:
Billed receivables	$636,288	$542,056
Unbilled receivables	352,711	248,681
Allowance for expected credit losses	(41,006)	(36,617)
Accounts receivable, net	$947,993	$754,120

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
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for expected credit losses (1)	$4,348	$6,580	$13,101	$14,816
Write-offs	$3,877	$5,746	$9,917	$15,464

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
6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2021	$501,046	$237,929	$268,858	$96,811	$128,147	$1,232,791
Acquisitions (3)	11,332	—	—	—	—	11,332
Foreign currency translation adjustment and other	(2,026)	(5,870)	(1,612)	(61)	(22,013)	(31,582)
Balance at September 30, 2022	$510,352	$232,059	$267,246	$96,750	$106,134	$1,212,541

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring ("Corporate Finance"), Forensic and Litigation Consulting ("FLC"), Economic Consulting or Technology segments as of September 30, 2022 and December 31, 2021.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $300.3 million and $322.3 million as of September 30, 2022 and December 31, 2021, respectively, and accumulated impairment losses of $194.1 million as of September 30, 2022 and December 31, 2021.
(3)    During the nine months ended September 30, 2022, we acquired a business that was assigned to the Corporate Finance segment. We recorded $11.3 million in goodwill based on a purchase price allocation as a result of the acquisition. We have included the results of the acquired business’s operations in the Corporate Finance segment since its acquisition date.

Intangible Assets
Intangible assets were as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	$79,347	$63,546	$15,801	$83,101	$63,124	$19,977
Trademarks (1)	8,886	4,648	4,238	10,965	4,732	6,233
Acquired software and other (1)	967	433	534	3,114	2,434	680
	89,200	68,627	20,573	97,180	70,290	26,890
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$94,300	$68,627	$25,673	$102,280	$70,290	$31,990

(1)During the nine months ended September 30, 2022, we acquired a business, and its related intangible assets were assigned to the Corporate Finance segment.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.3 million and $7.3 million for the three and nine months ended September 30, 2022, respectively, and $2.9 million and $8.5 million for the three and nine months ended September 30, 2021, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of September 30, 2022 (1)
2022 (remaining)	$2,277
2023	5,844
2024	3,692
2025	3,047
2026	1,988
Thereafter	3,725
$20,573

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
Intercompany Intellectual Property Licensing Agreement
During the three months ended September 30, 2022, a U.S. subsidiary of the Company (the “Licensor”) entered into an intellectual property license agreement with certain foreign subsidiaries of the Company in consideration of royalty payments that have been partially prepaid (the "License Agreement"). The prepaid royalties remitted to the Licensor are taxable in the U.S. for the year ended December 31, 2022 and represent intangible assets in the foreign subsidiaries that are eliminated in consolidation. The impact on the U.S. current income tax provision was mainly offset by a deferred foreign income tax benefit related to the future tax deductions arising from amortization of intangible assets in the foreign subsidiaries. The License Agreement provides sufficient future taxable income in the U.S. to fully utilize the Company’s existing foreign tax credits in the U.S., which were previously subject to a valuation allowance. The impact on the tax rate for the three and nine months ended September 30, 2022 was a combined $8.3 million tax benefit.

7. Financial Instruments
The table below presents the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)(2)	$12,847	$—	$—	$12,847
2023 Convertible Notes (3)	314,756	—	519,300	—
Total	$327,603	$—	$519,300	$12,847

	December 31, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$15,110	$—	$—	$15,110
2023 Convertible Notes (3)	297,158	—	466,619	—
Total	$312,268	$—	$466,619	$15,110

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)During the nine months ended September 30, 2022, we acquired a business that was assigned to our Corporate Finance segment and recorded an acquisition-related contingent consideration liability.
(3)The carrying value as of September 30, 2022 includes unamortized deferred debt issuance costs. The carrying value as of December 31, 2021 includes unamortized deferred debt issuance costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of September 30, 2022 and December 31, 2021.
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

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2021	$15,110
Additions	5,370
Accretion expense (1)	(979)
Payments	(4,430)
Foreign currency translation adjustment (2)	(115)
Balance at March 31, 2022	$14,956
Accretion expense (1)	1,112
Payments	(2,240)
Foreign currency translation adjustment (2)	(465)
Balance at June 30, 2022	$13,363
Accretion expense (1)	730
Payments	(1,000)
Foreign currency translation adjustment and other (2)	(246)
Balance at September 30, 2022	$12,847

Contingent Consideration
Balance at December 31, 2020	$20,118
Accretion expense (1)	1,289
Payments	(1,000)
Foreign currency translation adjustment (2)	(612)
Balance at March 31, 2021	$19,795
Additions	1,093
Accretion expense (1)	676
Payments	(4,122)
Foreign currency translation adjustment (2)	264
Remeasurement gain (3)	(3,095)
Balance at June 30, 2021	$14,611
Accretion expense (1)	116
Foreign currency translation adjustment (2)	(159)
Balance at September 30, 2021	$14,568

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

8. Debt
The table below presents the components of the Company’s debt:

	September 30, 2022	December 31, 2021
2023 Convertible Notes	$316,222	$316,245
Total debt	316,222	316,245
Less: deferred debt discount (1)	—	(16,724)
Less: deferred debt issuance costs	(1,466)	(2,363)
Long-term debt, net (1)(2)	$314,756	$297,158
Additional paid-in capital	$—	$35,304
Discount attribution to equity	—	(1,175)
Equity component, net (1)	$—	$34,129

(1)Pursuant to the adoption of ASU 2020-06, we derecognized the conversion option of $34.1 million, net of tax, previously attributable to the equity component of the 2023 Convertible Notes. Similarly, the related debt discount is no longer amortized into income as interest expense over the life of the instrument; therefore, we recorded a $16.4 million increase to "Long-term debt, net" on the Condensed Consolidated Balance Sheet as of September 30, 2022.
(2)There were no current portions of long-term debt as of September 30, 2022 and December 31, 2021. The 2023 Convertible Notes due on August 15, 2023 are classified as long-term debt as of September 30, 2022 because we have the ability and intent to refinance them on a long-term basis under our $550.0 million Credit Facility, which matures on November 30, 2023.
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
The 2023 Convertible Notes were convertible in each of the quarters ended September 30, 2021 through September 30, 2022. The number of shares issued upon conversion of the 2023 Convertible Notes in each period was immaterial. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of September 30, 2022; therefore, holders may convert their notes at any time beginning on October 1, 2022 and ending on December 31, 2022. Based on the Company's stock price on September 30, 2022, the if-converted value of the 2023 Convertible Notes exceeded the principal amount by $200.7 million.

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
Contractual interest expense for the 2023 Convertible Notes was $1.6 million and $4.7 million for the three and nine months ended September 30, 2022 and 2021, respectively. Amortization of the debt discount on the 2023 Convertible Notes prior to the adoption of ASU 2020-06 was $2.4 million and $7.1 million for the three and nine months ended September 30 2021, respectively.
Credit Facility
On June 26, 2015, we entered into a credit agreement, which provides for a $550.0 million senior secured bank revolving credit facility (“Original Credit Facility”) maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to the Original Credit Facility (the "Amended and Restated Credit Facility"), to, among other things, extend the maturity to November 30, 2023 and incurred an additional $1.7 million of debt issuance costs. On February 4, 2022, we entered into the first amendment to the Amended and Restated Credit Facility (the "First Amendment to the Amended and Restated Credit Facility," and together with the Amended and Restated Credit Facility, the “Credit Facility”). At the Company’s option, borrowings under the Credit Facility in United States dollars ("USD"), euro ("EUR") and British pound ("GBP") will bear interest at either the one- or three-month London Interbank Offered Rate ("LIBOR") or, in the case of USD borrowings, an alternative base rate, in each case plus the applicable margin. Due to the cessation by the ICE Benchmark Administration Limited of the publication on a representative basis of EUR LIBOR and GBP LIBOR as of December 31, 2021, EUR LIBOR is no longer available under our Credit Agreement and one-, three- and six-month GBP LIBOR is available under a "synthetic" methodology until December 31, 2022. The Credit Agreement permits the Company and Bank of America, N.A., as administrative agent thereunder, to agree to a new benchmark rate to replace EUR LIBOR and GBP LIBOR, subject to the negative consent of the Required Lenders (as defined therein). Prior to the incurrence of any borrowings under the Credit Facility in EUR or, after December 31, 2022, GBP, we will need to agree to a replacement benchmark rate for each applicable currency in accordance with the terms of the Credit Agreement. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the rate of interest in effect for such day as the prime rate announced by Bank of America, (2) the federal funds rate plus the sum of 50 basis points, and (3) the one-month USD LIBOR plus 100 basis points. Borrowings under the Credit Facility in Canadian dollars bear interest at an annual rate equal to the Canadian Dealer Offered Rate plus an applicable margin. Borrowings under the Credit Facility in Australian dollars bear interest at an annual rate equal to the Bank Bill Swap Reference Bid Rate plus an applicable margin. The applicable margin will fluctuate between 1.25% per annum and 2.00% per annum, in the case of LIBOR borrowings, or between 0.25% per annum and 1.00% per annum, in the case of base rate borrowings, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time. The lenders under the Credit Facility have a security interest in substantially all of the assets of the Company and substantially all of its domestic subsidiaries.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
There were no borrowings outstanding under the Credit Facility as of September 30, 2022 and December 31, 2021. As of September 30, 2022, $0.4 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $0.5 million and $0.9 million of unamortized debt issuance costs related to the Credit Facility as of September 30, 2022 and December 31, 2021, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.

Long-Term Debt Maturities
Our maturity analysis for our remaining future undiscounted cash flows for the principal portion of our long-term debt assumes that payments will be made based on the current payment schedule and excludes any additional revolving line of credit borrowings or repayments subsequent to September 30, 2022 and prior to the November 30, 2023 maturity date of our Credit Facility. We estimate future undiscounted cash flows for the principal portion of our long-term debt to be $316.2 million in 2023.
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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$195,339	$215,995
Total lease assets		$195,339	$215,995
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$33,340	$30,828
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	213,449	236,026
Total lease liabilities		$246,789	$266,854
The table below summarizes total lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2022	2021	2022	2021
Operating lease costs	$11,874	$14,476	$36,328	$40,965
Short-term lease costs	441	398	1,573	1,361
Variable lease costs	3,456	3,368	9,434	9,579
Sublease income	(224)	(1,048)	(610)	(3,143)
Total lease cost, net	$15,547	$17,194	$46,725	$48,762
We sublease certain of our leased office spaces to third parties. Our sublease portfolio consists of leases of office space that we have vacated before the lease term expiration. Operating lease expense on vacated office space is reduced by sublease rental income, which is recorded to SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income. Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $0.3 million in the remainder of 2022, $0.9 million in 2023, $0.8 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of September 30, 2022
2022 (remaining)	$11,394
2023	49,710
2024	44,015
2025	36,540
2026	31,820
Thereafter	140,794
Total future lease payments	314,273
Less: imputed interest	(67,484)
Total	$246,789
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$38,297	$45,754

Operating lease assets obtained in exchange for lease liabilities	$16,644	$98,472

Weighted average remaining lease term (years)
Operating leases	8.5	8.7

Weighted average discount rate
Operating leases	5.5%	5.4%
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
11. Share-Based Compensation
During the nine months ended September 30, 2022, we granted 182,564 restricted share awards, 49,949 restricted stock units and 102,543 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2022, 17,025 shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 12,198 performance stock units were forfeited during the nine months ended September 30, 2022 as the award targets were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2022	2021	2022	2021
Direct cost of revenues	$3,510	$2,441	$11,456	$10,172
Selling, general and administrative expenses	2,227	2,830	9,450	9,762
Total share-based compensation expense	$5,737	$5,271	$20,906	$19,934

12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2022, we had $143.5 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock repurchased and retired	128	—	149	422
Average price paid per share	$159.87	$—	$157.48	$109.37
Total cost	$20,430	$—	$23,528	$46,124
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
Common stock outstanding was 34.4 million shares and 34.3 million shares as of September 30, 2022 and December 31, 2021, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
13. Segment Reporting
We manage our business in five reportable segments: Corporate Finance, FLC, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation & strategy, transactions and turnaround & restructuring.
Our FLC segment provides law firms, companies, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including cybersecurity, and a focus on highly regulated industries such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Corporate Finance	$265,370	$250,321	$795,766	$707,495
FLC	159,948	145,264	478,092	446,831
Economic Consulting	193,183	172,543	523,201	525,122
Technology	84,915	64,657	243,181	222,762
Strategic Communications	72,449	69,443	214,237	197,781
Total revenues	$775,865	$702,228	$2,254,477	$2,099,991
Adjusted Segment EBITDA
Corporate Finance	$51,532	$55,635	$160,021	$133,248
FLC	18,162	16,620	52,126	64,054
Economic Consulting	32,913	29,917	75,754	87,195
Technology	13,213	7,835	34,940	47,951
Strategic Communications	12,947	15,489	40,133	39,388
Total Adjusted Segment EBITDA	$128,767	$125,496	$362,974	$371,836
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$77,267	$69,480	$188,016	$196,758
Add back:
Income tax provision	15,836	19,155	46,156	54,394
Interest income and other	(7,771)	(5,175)	(10,418)	(5,297)
Interest expense	2,378	5,073	7,468	15,164
Unallocated corporate expenses	30,470	25,974	99,524	82,041
Segment depreciation expense	8,273	8,130	24,909	23,394
Amortization of intangible assets	2,314	2,859	7,319	8,512
Remeasurement of acquisition-related contingent consideration	—	—	—	(3,130)
Total Adjusted Segment EBITDA	$128,767	$125,496	$362,974	$371,836

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and nine months ended September 30, 2022 and 2021, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States ("U.S.") Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around three core offerings: business transformation & strategy, transactions and turnaround & restructuring.
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including cybersecurity, and a focus on highly regulated industries such as our construction & environmental solutions and health solutions services. These services are supported by our data & analytics solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: construction & environmental solutions, data & analytics, disputes, health solutions and risk and investigations.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$775,865	$702,228	$2,254,477	$2,099,991
Net income	$77,267	$69,480	$188,016	$196,758
Adjusted EBITDA	$98,974	$100,260	$265,587	$292,035
Earnings per common share — diluted	$2.15	$1.96	$5.25	$5.58
Adjusted earnings per common share — diluted	$2.15	$2.02	$5.25	$5.64
Net cash provided by (used in) operating activities	$128,292	$196,946	$(40,439)	$155,920
Total number of employees	7,518	6,690	7,518	6,690
Third Quarter 2022 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2022 increased $73.6 million, or 10.5%, to $775.9 million, as compared to the three months ended September 30, 2021, which included a 4.3% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $103.7 million, or 14.8%, due to higher realization, which includes the recognition of revenues previously deferred, and higher demand across all our business segments.

Net income
Net income for the three months ended September 30, 2022 increased $7.8 million, or 11.2%, to $77.3 million, as compared to the three months ended September 30, 2021. The increase in net income was primarily due to higher revenues, a lower effective tax rate, an increase in FX remeasurement gains and lower interest expense, which was partially offset by an increase in compensation, including the impact of a 12.4% increase in total headcount, and higher selling, general and administrative ("SG&A") expenses compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2022 decreased $1.3 million, or 1.3%, to $99.0 million, as compared to the three months ended September 30, 2021. Adjusted EBITDA Margin of 12.8% for the three months ended September 30, 2022 compared to 14.3% for the three months ended September 30, 2021. The decrease in Adjusted EBITDA was primarily due to an increase in compensation expenses, including the impact of a 12.4% increase in total headcount, and higher SG&A expenses, which was partially offset by an increase in revenues compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2022 increased $0.19 to $2.15 compared to $1.96 for the three months ended September 30, 2021. The increase in EPS was primarily due to higher net income as described above.
Adjusted EPS increased $0.13 to $2.15 for the three months ended September 30, 2022 compared to $2.02 for the three months ended September 30, 2021. Adjusted EPS for the three months ended September 30, 2021 excluded $2.4 million of non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes"), which increased Adjusted EPS by $0.06.
The Company adopted Accounting Standards Update ("ASU") 2020-06 ("ASU 2020-06") and no longer recognizes non-cash interest expense on the 2023 Convertible Notes, effective January 1, 2022. As a result, there was no adjustment between EPS and Adjusted EPS for non-cash interest expense on the 2023 Convertible Notes for the three months ended September 30, 2022. See Note 2, “New Accounting Standards” for additional information about the adoption of ASU 2020-06.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended September 30, 2022 decreased $68.7 million to $128.3 million compared with $196.9 million for the three months ended September 30, 2021. The decrease in net cash provided by operating activities was largely due to an increase in compensation, primarily related to headcount growth, as well as delays in billings and a decrease in cash collections compared to the same quarter in the prior year. Days sales outstanding

(“DSO”) was 106 days at September 30, 2022 and 100 days at September 30, 2021. Our cash balances were unfavorably impacted by FX translation.
Free Cash Flow was an inflow of $115.0 million and $172.2 million for the three months ended September 30, 2022 and 2021, respectively. The decrease for the three months ended September 30, 2022 was primarily due to lower net cash provided by operating activities, as described above, partially offset by a decrease in net cash used for purchases of property and equipment.
Coronavirus Disease 2019 ("COVID-19")
COVID-19 did not materially adversely impact the Company as a whole for the three months ended September 30, 2022. Nevertheless, COVID-19’s impact on our business and the health and welfare of our employees and clients varied across our segments, practices and regions and continues to be difficult to predict and quantify, especially due to uncertainty arising from the continuing evolution of COVID-19 variants, the efficacy of vaccinations against new variants, regional variances in the availability of vaccines and the roll-out of vaccination programs, regional differences in vaccine hesitancy, requirements that our clients may impose relating to the vaccination status of our employees and contractors who serve such clients, and possible future vaccine mandates that may be imposed by governments that could apply to us, our employees and clients. We expect that adverse impacts from COVID-19 could continue to arise. Adverse impacts from COVID-19 could include, but are not limited to, delays associated with entering into or performing client engagements, postponements of litigation and investigations assignments due to court suspensions or closures or other delays, terminations of engagements, failure to attract new or retain existing clients, delays of in-person back-to-work efforts for our employees or clients, increased employee turnover or a reduction in the pool of qualified employee candidates available to staff engagements or hire, and adverse health outcomes for our employee population.
Headcount
Our total headcount increased 10.9% from 6,780 as of December 31, 2021 to 7,518 as of September 30, 2022. The following table includes the net billable headcount additions for the nine months ended September 30, 2022:

Billable Headcount	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
December 31, 2021	1,702	1,496	921	468	814	5,401
Additions, net	55	17	29	28	42	171
March 31, 2022	1,757	1,513	950	496	856	5,572
Additions (reductions), net	12	(4)	(15)	11	21	25
June 30, 2022	1,769	1,509	935	507	877	5,597
Additions, net	131	105	63	41	74	414
September 30, 2022	1,900	1,614	998	548	951	6,011
Percentage change in headcount from December 31, 2021	11.6%	7.9%	8.4%	17.1%	16.8%	11.3%

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$265,370	$250,321	$795,766	$707,495
FLC	159,948	145,264	478,092	446,831
Economic Consulting	193,183	172,543	523,201	525,122
Technology	84,915	64,657	243,181	222,762
Strategic Communications	72,449	69,443	214,237	197,781
Total revenues	$775,865	$702,228	$2,254,477	$2,099,991
Segment operating income
Corporate Finance	$47,948	$52,316	$148,936	$126,718
FLC	16,570	15,101	47,126	59,599
Economic Consulting	31,674	28,455	72,056	82,891
Technology	9,833	4,416	25,005	38,315
Strategic Communications	12,155	14,219	37,623	35,537
Total segment operating income	118,180	114,507	330,746	343,060
Unallocated corporate expenses	(30,470)	(25,974)	(99,524)	(82,041)
Operating income	87,710	88,533	231,222	261,019
Other income (expense)
Interest income and other	7,771	5,175	10,418	5,297
Interest expense	(2,378)	(5,073)	(7,468)	(15,164)
	5,393	102	2,950	(9,867)
Income before income tax provision	93,103	88,635	234,172	251,152
Income tax provision	15,836	19,155	46,156	54,394
Net income	$77,267	$69,480	$188,016	$196,758
Earnings per common share — basic	$2.29	$2.07	$5.57	$5.88
Earnings per common share — diluted	$2.15	$1.96	$5.25	$5.58
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$77,267	$69,480	$188,016	$196,758
Add back:
Income tax provision	15,836	19,155	46,156	54,394
Interest income and other	(7,771)	(5,175)	(10,418)	(5,297)
Interest expense	2,378	5,073	7,468	15,164
Depreciation and amortization	8,949	8,867	27,045	25,631
Amortization of intangible assets	2,315	2,860	7,320	8,515
Remeasurement of acquisition-related contingent consideration	—	—	—	(3,130)
Adjusted EBITDA	$98,974	$100,260	$265,587	$292,035

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$77,267	$69,480	$188,016	$196,758
Add back:
Remeasurement of acquisition-related contingent consideration	—	—	—	(3,130)
Non-cash interest expense on convertible notes	—	2,412	—	7,141
Tax impact of non-cash interest expense on convertible notes	—	(627)	—	(1,857)
Adjusted Net Income	$77,267	$71,265	$188,016	$198,912
Earnings per common share — diluted	$2.15	$1.96	$5.25	$5.58
Add back:
Remeasurement of acquisition-related contingent consideration	—	—	—	(0.09)
Non-cash interest expense on convertible notes	—	0.08	—	0.20
Tax impact of non-cash interest expense on convertible notes	—	(0.02)	—	(0.05)
Adjusted earnings per common share — diluted	$2.15	$2.02	$5.25	$5.64
Weighted average number of common shares outstanding — diluted	35,918	35,362	35,825	35,265
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$128,292	$196,946	$(40,439)	$155,920
Purchases of property and equipment	(13,316)	(24,745)	(38,951)	(52,470)
Free Cash Flow	$114,976	$172,201	$(79,390)	$103,450
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended September 30, 2022 increased $4.5 million, or 17.3%, to $30.5 million compared with $26.0 million for the three months ended September 30, 2021. The increase was primarily due to higher consulting expenses for corporate initiatives, such as system implementations, partially offset by a decrease in legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $2.6 million to $7.8 million for the three months ended September 30, 2022 compared with $5.2 million for the three months ended September 30, 2021. The increase was primarily due to a $7.1 million net FX gain for the three months ended September 30, 2022 compared to a $4.1 million net FX gain for the three months ended September 30, 2021.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.

Interest expense
Interest expense for the three months ended September 30, 2022 decreased $2.7 million to $2.4 million compared to $5.1 million for the three months ended September 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 as described above.
Income tax provision
Our income tax provision decreased $3.3 million, or 17.3%, to $15.8 million for the three months ended September 30, 2022 from $19.2 million for the three months ended September 30, 2021. Our effective tax rate of 17.0% for the three months ended September 30, 2022 compared with 21.6% for the three months ended September 30, 2021. The tax rate for the three months ended September 30, 2022 was favorably impacted by a combined $8.3 million tax benefit from the release of the U.S. foreign tax credit valuation allowance, utilization of current year foreign tax credits, and a deferred tax benefit arising from an intellectual property license agreement between a U.S. subsidiary of the Company and certain foreign subsidiaries of the Company. The tax rate for the three months ended September 30, 2021 was favorably impacted by a one-time discrete tax adjustment related to the release of the valuation allowance on our deferred tax assets in Australia because of sustained profitability.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the nine months ended September 30, 2022 increased $17.5 million, or 21.3%, to $99.5 million compared with $82.0 million for the nine months ended September 30, 2021. The increase was primarily due to higher consulting expenses for corporate initiatives, such as system implementations, as well as an increase in travel and entertainment and legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $5.1 million to $10.4 million for the nine months ended September 30, 2022 compared with $5.3 million for the nine months ended September 30, 2021. The increase was primarily due to a $7.9 million net FX gain for the nine months ended September 30, 2022 compared to a $3.1 million net FX gain for the nine months ended September 30, 2021.
Interest expense
Interest expense for the nine months ended September 30, 2022 decreased $7.7 million to $7.5 million compared to $15.2 million for the nine months ended September 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 as described above.
Income tax provision
Our income tax provision decreased $8.2 million, or 15.1%, to $46.2 million for the nine months ended September 30, 2022 from $54.4 million for the nine months ended September 30, 2021. Our effective tax rate of 19.7% for the nine months ended September 30, 2022 compared to 21.7% for the nine months ended September 30, 2021. The tax rate for the nine months ended September 30, 2022 and 2021 was impacted by a favorable discrete tax adjustment related to share-based compensation, which had a more favorable benefit in 2022 due to more shares vesting at a higher share price of our common stock. The tax rate for the nine months ended September 30, 2022 was also favorably impacted by a combined $8.3 million tax benefit from the release of the U.S. foreign tax credit valuation allowance, utilization of current year foreign tax credits, and a deferred tax benefit arising from an intellectual property license agreement between a U.S. subsidiary of the Company and certain foreign subsidiaries of the Company. The tax rate for the nine months ended September 30, 2021 was favorably impacted by one-time discrete tax adjustments related to the future change in the United Kingdom ("U.K.") tax rate and the release of the valuation allowance on our deferred tax assets in Australia because of sustained profitability. In June 2021, the U.K. government approved the U.K. tax rate increase from 19.0% to 25.0% effective in April 2023, which required us to remeasure our deferred tax asset related to an intellectual property license between our U.S. and U.K. subsidiaries.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$77,267	$69,480	$188,016	$196,758
Add back:
Income tax provision	15,836	19,155	46,156	54,394
Interest income and other	(7,771)	(5,175)	(10,418)	(5,297)
Interest expense	2,378	5,073	7,468	15,164
Unallocated corporate expenses	30,470	25,974	99,524	82,041
Total segment operating income	118,180	114,507	330,746	343,060
Add back:
Segment depreciation expense	8,273	8,130	24,909	23,394
Amortization of intangible assets	2,314	2,859	7,319	8,512
Remeasurement of acquisition-related contingent consideration	—	—	—	(3,130)
Total Adjusted Segment EBITDA	$128,767	$125,496	$362,974	$371,836

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of revenue-generating professionals (at period end):
Corporate Finance	1,900	1,704	1,900	1,704
FLC	1,614	1,476	1,614	1,476
Economic Consulting	998	925	998	925
Technology (1)	548	443	548	443
Strategic Communications	951	817	951	817
Total revenue-generating professionals	6,011	5,365	6,011	5,365
Utilization rates of billable professionals: (2)
Corporate Finance	61%	62%	62%	60%
FLC	53%	54%	55%	58%
Economic Consulting	67%	68%	70%	73%
Average billable rate per hour: (3)
Corporate Finance	$455	$465	$455	$457
FLC	$368	$355	$360	$350
Economic Consulting	$579	$539	$506	$510

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 634 as-needed employees during the three months ended September 30, 2022 compared with 440 as-needed employees during the three months ended September 30, 2021.
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
(3)For engagements where revenues are based on number of hours worked by our billable professionals and fixed-fee arrangements, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through revenues and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$265,370	$250,321	$795,766	$707,495
Percentage change in revenues from prior year	6.0%	5.8%	12.5%	2.5%
Operating expenses
Direct cost of revenues	176,311	161,638	523,779	479,311
Selling, general and administrative expenses	39,202	34,494	117,015	95,822
Amortization of intangible assets	1,909	1,873	6,036	5,644
	217,422	198,005	646,830	580,777
Segment operating income	47,948	52,316	148,936	126,718
Percentage change in segment operating income from prior year	-8.3%	-0.1%	17.5%	-26.7%
Add back:
Depreciation and amortization of intangible assets	3,584	3,319	11,085	9,660
Fair value remeasurement of contingent consideration	—	—	—	(3,130)
Adjusted Segment EBITDA	$51,532	$55,635	$160,021	$133,248
Gross profit (1)	$89,059	$88,683	$271,987	$228,184
Percentage change in gross profit from prior year	0.4%	2.6%	19.2%	-14.9%
Gross profit margin (2)	33.6%	35.4%	34.2%	32.3%
Adjusted Segment EBITDA as a percentage of revenues	19.4%	22.2%	20.1%	18.8%
Number of revenue-generating professionals (at period end)	1,900	1,704	1,900	1,704
Percentage change in number of revenue-generating professionals from prior year	11.5%	6.0%	11.5%	6.0%
Utilization rate of billable professionals	61%	62%	62%	60%
Average billable rate per hour	$455	$465	$455	$457

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenues increased $15.0 million, or 6.0%, to $265.4 million for the three months ended September 30, 2022, which included a 3.6% estimated negative impact from FX. Acquisition-related revenues contributed $3.1 million, or 1.2% of the increase, compared to the same quarter in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $21.0 million, or 8.4%, primarily due to higher demand for our restructuring and business transformation & strategy services, largely in North America, which was partially offset by a decline in demand for transaction services and lower success fees.
Gross profit increased $0.4 million, or 0.4%, to $89.1 million for the three months ended September 30, 2022. Gross profit margin decreased 1.9 percentage points for the three months ended September 30, 2022. The decrease in gross profit margin was primarily due to a 1 percentage point decline in utilization with an 11.5% increase in billable headcount, and lower success fees.
SG&A expenses increased $4.7 million, or 13.6%, to $39.2 million for the three months ended September 30, 2022, which included a 3.5% estimated positive impact from FX. SG&A expenses of 14.8% of revenues for the three months ended September 30, 2022 compared with 13.8% of revenues for the three months ended September 30, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, infrastructure support, business development, and other general and administrative expenses, which was partially offset by lower bad debt.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenues increased $88.3 million, or 12.5%, to $795.8 million for the nine months ended September 30, 2022, which included a 2.5% estimated negative impact from FX. Acquisition-related revenues contributed $8.9 million, or 1.3% of the increase, compared to the same period in the prior year. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $97.3 million, or 13.8%, primarily due to increased demand for our business transformation & strategy, transactions and restructuring services, largely in North America, and higher pass-through revenues.
Gross profit increased $43.8 million, or 19.2%, to $272.0 million for the nine months ended September 30, 2022. Gross profit margin increased 1.9 percentage points for the nine months ended September 30, 2022. The increase in gross profit margin was primarily due to a 2 percentage point increase in utilization.
SG&A expenses increased $21.2 million, or 22.1%, to $117.0 million for the nine months ended September 30, 2022, which included a 2.4% estimated positive impact from FX. SG&A expenses of 14.7% of revenues for the nine months ended September 30, 2022 compared with 13.5% of revenues for the nine months ended September 30, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, outside services, infrastructure support, and other general and administrative expenses, which was partially offset by lower bad debt.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$159,948	$145,264	$478,092	$446,831
Percentage change in revenues from prior year	10.1%	22.0%	7.0%	19.8%
Operating expenses
Direct cost of revenues	110,832	103,870	338,861	311,772
Selling, general and administrative expenses	32,304	26,044	91,370	74,813
Amortization of intangible assets	242	249	735	647
	143,378	130,163	430,966	387,232
Segment operating income	16,570	15,101	47,126	59,599
Percentage change in segment operating income from prior year	9.7%	73.0%	-20.9%	233.8%
Add back:
Depreciation and amortization of intangible assets	1,592	1,519	5,000	4,455
Adjusted Segment EBITDA	$18,162	$16,620	$52,126	$64,054
Gross profit (1)	$49,116	$41,394	$139,231	$135,059
Percentage change in gross profit from prior year	18.7%	26.3%	3.1%	45.4%
Gross profit margin (2)	30.7%	28.5%	29.1%	30.2%
Adjusted Segment EBITDA as a percentage of revenues	11.4%	11.4%	10.9%	14.3%
Number of revenue-generating professionals (at period end)	1,614	1,476	1,614	1,476
Percentage change in number of revenue-generating professionals from prior year	9.3%	7.7%	9.3%	7.7%
Utilization rate of billable professionals	53%	54%	55%	58%
Average billable rate per hour	$368	$355	$360	$350

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenues increased $14.7 million, or 10.1%, to $159.9 million for the three months ended September 30, 2022, which included a 2.6% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $18.4 million, or 12.7%, primarily due to higher demand for our health solutions and investigations services, and higher realization due to the mix of client engagements, which was partially offset by lower demand for our disputes services.
Gross profit increased $7.7 million, or 18.7%, to $49.1 million for the three months ended September 30, 2022. Gross profit margin increased 2.2 percentage points for the three months ended September 30, 2022. The increase in gross profit margin was primarily due to an increase in utilization for our health solutions services and higher realization due to the mix of client engagements.
SG&A expenses increased $6.3 million, or 24.0%, to $32.3 million for the three months ended September 30, 2022, which included a 2.4% estimated positive impact from FX. SG&A expenses were 20.2% of revenues for the three months ended September 30, 2022 compared with 17.9% of revenues for the three months ended September 30, 2021. The increase in SG&A expenses was primarily driven by higher infrastructure support, travel and entertainment, compensation, bad debt, and other general and administrative expenses.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenues increased $31.3 million, or 7.0%, to $478.1 million for the nine months ended September 30, 2022, which included a 1.7% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $38.9 million, or 8.7%, primarily due to higher demand for our health solutions and investigations services, and higher realization due to the mix of client engagements, which was partially offset by lower demand for our disputes and data & analytics services.
Gross profit increased $4.2 million, or 3.1%, to $139.2 million for the nine months ended September 30, 2022. Gross profit margin decreased 1.1 percentage points for the nine months ended September 30, 2022. The decrease in gross profit margin was largely related to a decline in utilization for our disputes services, which was partially offset by higher utilization in our health solutions practice.
SG&A expenses increased $16.6 million, or 22.1%, to $91.4 million for the nine months ended September 30, 2022, which included a 1.8% estimated positive impact from FX. SG&A expenses of 19.1% of revenues for the nine months ended September 30, 2022 compared with 16.7% of revenues for the nine months ended September 30, 2021. The increase in SG&A expenses was primarily driven by higher travel and entertainment, infrastructure support, compensation, bad debt, and other general and administrative expenses.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$193,183	$172,543	$523,201	$525,122
Percentage change in revenues from prior year	12.0%	11.3%	-0.4%	19.7%
Operating expenses
Direct cost of revenues	140,781	123,079	387,257	383,799
Selling, general and administrative expenses	20,728	21,009	63,888	58,432
	161,509	144,088	451,145	442,231
Segment operating income	31,674	28,455	72,056	82,891
Percentage change in segment operating income from prior year	11.3%	17.1%	-13.1%	48.2%
Add back:
Depreciation and amortization	1,239	1,462	3,698	4,304
Adjusted Segment EBITDA	$32,913	$29,917	$75,754	$87,195
Gross profit (1)	$52,402	$49,464	$135,944	$141,323
Percentage change in gross profit from prior year	5.9%	11.8%	-3.8%	21.2%
Gross profit margin (2)	27.1%	28.7%	26.0%	26.9%
Adjusted Segment EBITDA as a percentage of revenues	17.0%	17.3%	14.5%	16.6%
Number of revenue-generating professionals (at period end)	998	925	998	925
Percentage change in number of revenue-generating professionals from prior year	7.9%	5.1%	7.9%	5.1%
Utilization rate of billable professionals	67%	68%	70%	73%
Average billable rate per hour	$579	$539	$506	$510

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenues increased $20.6 million, or 12.0%, to $193.2 million for the three months ended September 30, 2022, which included a 5.5% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $30.1 million, or 17.4%, due to higher realization, primarily related to $21.4 million of revenues recognized that were previously deferred on one large client, and higher demand for our non-M&A-related antitrust services, which was partially offset by lower demand for our M&A-related antitrust services.
Gross profit increased $2.9 million, or 5.9%, to $52.4 million for the three months ended September 30, 2022. Gross profit margin decreased 1.5 percentage points for the three months ended September 30, 2022. The decrease in gross profit margin was primarily due to higher compensation as a percentage of revenues, which was partially offset by higher realization.
SG&A expenses decreased $0.3 million, or 1.3%, to $20.7 million for the three months ended September 30, 2022, which included a 6.1% estimated positive impact from FX. SG&A expenses of 10.7% of revenues for the three months ended September 30, 2022 compared with 12.2% of revenues for the three months ended September 30, 2021. The decrease in SG&A expenses was primarily driven by lower bad debt expenses, which was partially offset by higher travel and entertainment, and other general and administrative expenses.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenues decreased $1.9 million, or 0.4%, to $523.2 million for the nine months ended September 30, 2022, which included a 3.7% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $17.7 million, or 3.4%, primarily due to higher demand for our non-M&A-related antitrust services and higher realization for our M&A-related antitrust services, which was partially offset by lower demand for our M&A-related antitrust services.

Gross profit decreased $5.4 million, or 3.8%, to $135.9 million for the nine months ended September 30, 2022. Gross profit margin decreased 0.9 percentage points for the nine months ended September 30, 2022. The decrease in gross profit margin was primarily due to a 3 percentage point decrease in utilization and a 7.9% increase in billable headcount.
SG&A expenses increased $5.5 million, or 9.3%, to $63.9 million for the nine months ended September 30, 2022, which included a 4.1% estimated positive impact from FX. SG&A expenses of 12.2% of revenues for the nine months ended September 30, 2022 compared with 11.1% of revenues for the nine months ended September 30, 2021. The increase in SG&A expenses was primarily driven by higher compensation, travel and entertainment, infrastructure support, and other general and administrative expenses.
TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Revenues	$84,915	$64,657	$243,181	$222,762
Percentage change in revenues from prior year	31.3%	10.4%	9.2%	35.5%
Operating expenses
Direct cost of revenues	54,027	42,637	158,498	133,860
Selling, general and administrative expenses	21,055	17,604	59,678	50,587
	75,082	60,241	218,176	184,447
Segment operating income	9,833	4,416	25,005	38,315
Percentage change in segment operating income from prior year	122.7%	-48.8%	-34.7%	62.1%
Add back:
Depreciation and amortization	3,380	3,419	9,935	9,636
Adjusted Segment EBITDA	$13,213	$7,835	$34,940	$47,951
Gross profit (1)	$30,888	$22,020	$84,683	$88,902
Percentage change in gross profit from prior year	40.3%	-5.2%	-4.7%	36.1%
Gross profit margin (2)	36.4%	34.1%	34.8%	39.9%
Adjusted Segment EBITDA as a percentage of revenues	15.6%	12.1%	14.4%	21.5%
Number of revenue-generating professionals (at period end) (3)	548	443	548	443
Percentage change in number of revenue-generating professionals from prior year	23.7%	12.4%	23.7%	12.4%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenues increased $20.3 million, or 31.3%, to $84.9 million for the three months ended September 30, 2022, which included a 3.6% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $22.6 million, or 34.9%. The increase in revenues was primarily driven by higher demand for our managed review, consulting and hosting services, primarily associated with M&A-related “second request,” investigations and information governance, privacy and security services.
Gross profit increased $8.9 million, or 40.3%, to $30.9 million for the three months ended September 30, 2022. Gross profit margin increased 2.3 percentage points for the three months ended September 30, 2022. The increase in gross profit margin was primarily due to improved mix and profitability of our managed review and processing services, which was partially offset by a lower mix of our higher-margin hosting services.
SG&A expenses increased $3.5 million, or 19.6%, to $21.1 million for the three months ended September 30, 2022, which included a 3.9% estimated positive impact from FX. SG&A expenses of 24.8% of revenues for the three months ended September 30, 2022 compared with 27.2% of revenues for the three months ended September 30, 2021. The increase in SG&A expenses was primarily driven by higher compensation, travel and entertainment, bad debt, and other general and administrative expenses.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenues increased $20.4 million, or 9.2%, to $243.2 million for the nine months ended September 30, 2022, which included a 2.2% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $25.2 million, or 11.3%. The increase in revenues was primarily driven by higher demand for information governance, privacy and security and investigations services.
Gross profit decreased $4.2 million, or 4.7%, to $84.7 million for the nine months ended September 30, 2022. Gross profit margin decreased 5.1 percentage points for the nine months ended September 30, 2022. The decrease in gross profit margin was primarily due to an increase in compensation as a percentage of revenues, which included the impact of a 23.7% increase in billable headcount.
SG&A expenses increased $9.1 million, or 18.0%, to $59.7 million for the nine months ended September 30, 2022, which included a 2.5% estimated positive impact from FX. SG&A expenses of 24.5% of revenues for the nine months ended September 30, 2022 compared with 22.7% of revenues for the nine months ended September 30, 2021. The increase in SG&A expenses was primarily due to higher compensation, travel and entertainment, infrastructure support, and other general and administrative expenses.
STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Revenues	$72,449	$69,443	$214,237	$197,781
Percentage change in revenues from prior year	4.3%	31.1%	8.3%	17.6%
Operating expenses
Direct cost of revenues	44,681	41,010	131,421	122,638
Selling, general and administrative expenses	15,450	13,477	44,645	37,385
Amortization of intangible assets	163	737	548	2,221
	60,294	55,224	176,614	162,244
Segment operating income	12,155	14,219	37,623	35,537
Percentage change in segment operating income from prior year	-14.5%	178.5%	5.9%	66.1%
Add back:
Depreciation and amortization of intangible assets	792	1,270	2,510	3,851
Adjusted Segment EBITDA	$12,947	$15,489	$40,133	$39,388
Gross profit (1)	$27,768	$28,433	$82,816	$75,143
Percentage change in gross profit from prior year	-2.3%	54.3%	10.2%	27.1%
Gross profit margin (2)	38.3%	40.9%	38.7%	38.0%
Adjusted Segment EBITDA as a percentage of revenues	17.9%	22.3%	18.7%	19.9%
Number of revenue-generating professionals (at period end)	951	817	951	817
Percentage change in number of revenue-generating professionals from prior year	16.4%	6.7%	16.4%	6.7%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenues increased $3.0 million, or 4.3%, to $72.4 million for the three months ended September 30, 2022, which included a 7.9% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $8.5 million, or 12.2%, primarily due to higher demand for our corporate reputation services, which was largely driven by our crisis & issues management offerings.
Gross profit decreased $0.7 million, or 2.3%, to $27.8 million for the three months ended September 30, 2022. Gross profit margin decreased 2.6 percentage points for the three months ended September 30, 2022. The decrease in gross profit margin was driven by higher compensation as a percentage of revenues, largely due to the impact of a 16.4% increase in billable headcount.

SG&A expenses increased $2.0 million, or 14.6%, to $15.5 million for the three months ended September 30, 2022, which included a 6.3% estimated positive impact from FX. SG&A expenses of 21.3% of revenues for the three months ended September 30, 2022 compared with 19.4% of revenues for the three months ended September 30, 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, infrastructure support, and other general and administrative expenses, which was partially offset by lower outside services expenses.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenues increased $16.5 million, or 8.3%, to $214.2 million for the nine months ended September 30, 2022, which included a 5.5% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $27.4 million, or 13.9%, primarily due to higher demand for our corporate reputation services.
Gross profit increased $7.7 million, or 10.2%, to $82.8 million for the nine months ended September 30, 2022. Gross profit margin increased 0.7 percentage points for the nine months ended September 30, 2022. The increase in gross profit margin was driven by lower compensation as a percentage of revenues.
SG&A expenses increased $7.3 million, or 19.4%, to $44.6 million for the nine months ended September 30, 2022, which included a 4.7% estimated positive impact from FX. SG&A expenses of 20.8% of revenues for the nine months ended September 30, 2022 compared with 18.9% of revenues for the nine months ended September 30, 2021. The increase in SG&A expenses was primarily due to higher infrastructure support, travel and entertainment, and other general and administrative expenses, which was partially offset by lower outside services expenses.
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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our annual cash flows from operations generally exceed our cash needs for capital expenditures and debt service requirements. We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. During the first quarter of our fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows generally exceed our cash needs subsequent to the second quarter of each year. We believe that our cash flows from operations, supplemented by short-term borrowings under our senior secured bank revolving credit facility ("Credit Facility"), as necessary, will provide adequate cash to fund our long-term cash needs for at least the next 12 months, including the maturity of our 2023 Convertible Notes.
Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expenses. The timing of billings and collections of receivables, as well as compensation and vendor payments, affects the changes in these balances.
Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to our reporting currency of the USD. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive loss.”
Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account exacerbation of, or additional or prolonged disruptions caused by, COVID-19 that could result in a material adverse impact on our business, other events beyond our control, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events, including economic and workforce disruptions arising from COVID-19, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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

Cash Flows

	Nine Months Ended September 30,
	2022	2021

Cash Flows	(dollars in thousands)
Net cash provided by (used in) operating activities	$(40,439)	$155,920
Net cash used in investing activities	$(45,677)	$(62,274)
Net cash used in financing activities	$(36,949)	$(34,978)
Effect of exchange rate changes on cash and cash equivalents	$(44,373)	$(11,094)
DSO (1)	106	100

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Net cash used in operating activities of $40.4 million for the nine months ended September 30, 2022 compared with net cash provided by operating activities of $155.9 million for the nine months ended September 30, 2021. The increase of $196.4 million, or 125.9%, in net cash used in operating activities was primarily due to an increase in salaries related to headcount growth, higher operating expenses and higher annual bonus payments, which was partially offset by an increase in cash collected resulting from higher revenues compared to the same period in the prior year. DSO was 106 and 100 days as of September 30, 2022 and 2021, respectively.
Net cash used in investing activities of $45.7 million for the nine months ended September 30, 2022 compared with $62.3 million for the nine months ended September 30, 2021. The decrease of $16.6 million, or 26.7%, in net cash used in investing activities was primarily due to a $13.5 million decline in capital expenditures and a $3.1 million decrease in payments for the acquisition of businesses as compared to the same period in the prior year.
Net cash used in financing activities of $36.9 million for the nine months ended September 30, 2022 compared with $35.0 million for the nine months ended September 30, 2021. The increase of $2.0 million, or 5.6%, in net cash used in financing activities was primarily due to a decline in net borrowings under our Credit Facility of $25.0 million, which was partially offset by a decrease of $22.6 million in payments for common stock repurchases under the Repurchase Program as compared to the same period in the prior year.
The unfavorable effect of exchange rate changes on cash and cash equivalents increased $33.3 million for the nine months ended September 30, 2022 to $44.4 million compared to $11.1 million for the nine months ended September 30, 2021.
Principal Sources of Capital Resources
As of September 30, 2022, our capital resources included $327.0 million of cash and cash equivalents and available borrowing capacity of $549.6 million under the $550.0 million revolving line of credit under our Credit Facility. As of September 30, 2022, we had no outstanding borrowings under our Credit Facility and $0.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $550.0 million revolving line of credit under our Credit Facility includes a $75.0 million sublimit for borrowings in currencies other than USD, including the euro ("EUR"), British pound ("GBP"), Australian dollar and Canadian dollar.
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
The amended and restated credit agreement entered into in November 2018, as further amended by the first amendment to the amended and restated credit agreement dated as of February 4, 2022 (as amended by the first amendment, the "Credit Agreement"), governing the Credit Facility and our other indebtedness outstanding from time to time contains or may contain covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $150.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of September 30, 2022, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022, between us and U.S. Bank National Association, as trustee, governing the 2023 Convertible Notes. See Note 8, "Debt" in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.
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
•debt service requirements, including interest payments on our long-term debt and repayment of the 2023 Convertible Notes principal and conversion premium;
•compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs;
•discretionary funding of the Repurchase Program;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and
•other known future contractual obligations.
Capital Expenditures
During the nine months ended September 30, 2022, we spent $39.0 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2022, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $13 million and $16 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
Share Repurchase Program
During the nine months ended September 30, 2022, we made $23.5 million in payments for common stock repurchases under the Repurchase Program. We had $143.5 million remaining under the Repurchase Program to repurchase additional shares as of September 30, 2022.

Payments for Acquisition of Businesses
During the nine months ended September 30, 2022, we acquired a business that was assigned to the Corporate Finance segment for an aggregate of $6.7 million, net of cash received. We also recorded a liability of $5.6 million for acquisition-related contingent consideration.
Future Contractual Obligations
Our future contractual obligations as of September 30, 2022 include both current and non-current obligations. We have short-term obligations related to the 2023 Convertible Notes, which will mature on August 15, 2023, unless earlier converted or repurchased. Accrued interest of $6.6 million is classified as a current liability and the principal portion of the 2023 Convertible Notes of $316.2 million is classified as a non-current liability on the Condensed Consolidated Balance Sheets. The 2023 Convertible Notes are classified as long-term debt as of September 30, 2022 because we have the ability and intent to refinance them on a long-term basis under our $550.0 million Credit Facility, which matures on November 30, 2023. As of September 30, 2022, there were no outstanding borrowings under our Credit Facility. For more information on our 2023 Convertible Notes and Credit Facility, refer to Note 8, "Debt" in Part I, Item 1. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to September 30, 2022 and prior to the November 30, 2023 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have current obligations of $33.3 million and non-current obligations of $213.4 million.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, initiatives, projections, prospects, policies and practices, objectives, goals, commitments, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including U.S. and foreign tax laws, environmental, social and governance ("ESG")-related issues, climate change-related matters, scientific or technological developments, and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” "commits," “aspires,” “forecasts,” "future," "goal," "seeks" and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates, intentions and expectations at the time we make them, and various assumptions. There can be no assurance that management’s plans, expectations, intentions, aspirations, beliefs, goals, estimates, forecasts and projections will result or be achieved. Our actual financial results, performance or achievements and outcomes could differ materially from those expressed in, or implied by, any forward-looking statements. Any references to standards of measurement and performance made regarding our climate change-, ESG- or other sustainability-related plans, goals, commitments, intentions, aspirations, forecasts or projections, or expectations are developing and based on assumptions, and no assurance can be given that any such plan, goal, commitment, intention, aspiration, forecast or projection, or expectation can or will be achieved. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts, intentions, aspirations, beliefs or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
•impact of COVID-19 and related events that are beyond our control, including possible effects on our business, financial condition and results of operations, clients and vendors, employees and contractors, and employee attrition and headcount growth, which could affect our segments and practices, the type of services they provide and the geographic regions in which we conduct business, differently and adversely, as well as heighten risks related to or otherwise negatively impact the effectiveness of cybersecurity, information technology, financial reporting and our other corporate functions;
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
•risks related to the implementation and operation of new financial management or other systems;
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program

	(in thousands, except per share data)
July 1 through July 31, 2022	1	(2)	$184.99	—		$163,960
August 1 through August 31, 2022	70		$160.95	70	(4)	$152,708
September 1 through September 30, 2022	62	(3)	$158.52	58	(5)	$143,528
	133			128

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million, increasing the Repurchase Program to an aggregate authorization of $900.0 million. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended September 30, 2022, we repurchased an aggregate of 127,791 shares of our common stock under the Repurchase Program at an average price of $159.87 per share for a total cost of approximately $20.4 million.
(2)Includes 1,249 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 3,835 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)During the month ended August 31, 2022, we repurchased and retired 69,900 shares of common stock, at an average price per share of $160.95, for an aggregate cost of $11.3 million.

(5)During the month ended September 30, 2022, we repurchased and retired 57,891 shares of common stock, at an average price per share of $158.55, for an aggregate cost of $9.2 million.

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 27, 2022

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)