Form 10-K
period 2022-12-31
FTI CONSULTING, INC
filed 2023-02-23
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $5.3 billion, based on the closing sales price of the registrant’s common stock on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of February 16, 2023 was 33,925,312.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of our 2022 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2022

FTI CONSULTING, INC.
PART I
Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, initiatives, projections, prospects, policies and practices, objectives, goals, commitments, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including U.S. and foreign tax laws, environmental, social and governance (“ESG”)-related issues, climate change-related matters, scientific or technological developments and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “commits,” “aspires,” “forecasts,” “future,” “goal,” “seeks” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates, intentions and expectations at the time we make them, and various assumptions. Our actual financial results, performance or achievements and outcomes could differ materially from those expressed in, or implied by, any forward-looking statements. Any references to standards of measurement and performance made regarding our climate change-, ESG- or other sustainability-related plans, goals, commitments, intentions, aspirations, forecasts or projections, or expectations are developing and based on assumptions. There can be no assurance that management’s plans, performance, expectations, intentions, aspirations, beliefs, goals, estimates, forecasts and projections, including any that are ESG- or other sustainability-related, will result or be achieved, and the inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts, intentions, aspirations, beliefs or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report include those set forth under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, as well as in other information that we file with the Securities and Exchange Commission (the “SEC”) from time to time. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.
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
We report financial results for the following five reportable segments:
•Corporate Finance & Restructuring;
•Forensic and Litigation Consulting;
•Economic Consulting;
•Technology; and

•Strategic Communications.
We work closely with our clients to help them anticipate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving business transformation & strategy, transactions, turnaround & restructuring, construction & environmental solutions, data & analytics, disputes, health solutions, risk and investigations, antitrust & competition economics, financial economics, international arbitration, corporate legal department consulting, electronic discovery (or “e-discovery”) services and expertise, information governance, privacy & security services, corporate reputation, financial communications and public affairs. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, leading private equity firms and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us directly or on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, consisting of our 44 U.S. offices located in 23 states, and four offices located in Canada; (ii) Latin America, consisting of six offices located in Argentina, Brazil, Colombia, Mexico, the Cayman Islands and the Virgin Islands (British); (iii) Asia Pacific, consisting of 17 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, Malaysia, Singapore and South Korea; and (iv) Europe, Middle East and Africa, consisting of 35 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Qatar, Saudi Arabia, South Africa, Spain, Switzerland, United Arab Emirates and the United Kingdom (“U.K.”). In certain jurisdictions, our segments and practices are operated through one or more direct or indirect subsidiaries.
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2022, we derived approximately 63% and 37% of our consolidated revenues from the work of professionals who are assigned to locations inside and outside the U.S., respectively. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last two years contributed by each of our five reportable segments.

	Year Ended December 31,
	2022	2021
Corporate Finance & Restructuring	36%	34%
Forensic and Litigation Consulting	21%	21%
Economic Consulting	23%	25%
Technology	11%	10%
Strategic Communications	9%	10%
Total	100%	100%
The following table sets forth the number of offices and countries in which each segment operates, as well as the number of revenue-generating professionals in each of our reportable segments.

	December 31,		December 31,
	2022		2022	2021
	Offices	Countries	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring	67	22	1,946	1,702
Forensic and Litigation Consulting	71	21	1,584	1,496
Economic Consulting	47	18	1,007	921
Technology	42	17	556	468
Strategic Communications	40	19	970	814
Total			6,063	5,401

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
In 2022, our Corporate Finance segment offered the following services:
Business Transformation & Strategy. We provide independent business transformation and strategy expertise to help drive change across the enterprise, enhance performance, build sustainable growth and value and foster a culture of excellence, including the following offerings:
•Enterprise Transformation
•Environmental, Social and Governance (“ESG”) & Sustainability
•Office of the CFO & Finance Transformation
•People & Change
•Revenue & Operations
•Strategy
•Technology Transformation
Transactions. We provide services that help clients strategize, structure, conduct diligence, integrate, carve-out, value and communicate around business transactions, including the following offerings:
•Diligence
•Investment Banking & Transaction Opinions
•Merger Integration & Carve-Out Advisory
•Strategic Alternatives
•Valuation
Turnaround & Restructuring. We provide advisory services to help our clients stabilize finances and operations to reassure debtors, creditors and other stakeholders that proactive steps are being taken to preserve and enhance value, including the following offerings:
•Company Advisory
•Contentious Insolvency
•Creditor Advisory
•Dispute Advisory & Litigation Support
•Interim Management

Forensic and Litigation Consulting
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including cybersecurity, and a focus on highly regulated industries such as with our Construction & Environmental Solutions and Health Solutions Services. These services are supported by our data & analytics technology-enabled solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: Construction & Environmental Solutions, Data & Analytics, Disputes, Health Solutions and Risk and Investigations.
In 2022, our FLC segment offered the following services:
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
•Intellectual Property
•Labor and Employment
Health Solutions. We work with clients across healthcare providers, healthcare payers, life sciences companies, commercial/private equity and law firms to discern innovative solutions that optimize performance in the short-term and prepare for future strategic, operational, financial and legal challenges. Our key services include the following offerings:
•Business Transformation
•Digital Health
•Financial Advisory
•Healthcare Managed Services
•Revenue Solutions

•Risk, Regulatory & Quality
Risk and Investigations. We provide compliance, investigative, litigation consulting and remediation expertise on a wide range of investigations to boards of directors, executive management, in-house counsel and their outside legal advisors at law firms. Our experts conduct investigations over a wide scope of issues and allegations, including the following offerings:
•Accounting Advisory & Restatements
•Anti-Bribery & Corruption Investigations
•Anti-Money Laundering Investigations
•Cybersecurity
•ESG & Sustainability
•Export Controls, Sanctions & Trade
•Financial Regulatory Investigations
•Foreign Corrupt Practices Act (“FCPA”) Violations
•Forensic Accounting & Fraud Investigations
•Monitorships
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
In 2022, our Economic Consulting segment offered the following services:
Antitrust & Competition Economics. We perform sophisticated economic analyses and provide expert testimony on international and regulatory antitrust and competition proceedings, practices and litigation, including the following offerings:
•Merger & Acquisition (“M&A”)-Related Antitrust
•Non-M&A-Related Antitrust
Financial Economics. We perform sophisticated economic analysis and modeling of issues and provide expert testimony relating to transactions, commercial disputes, regulatory proceedings and a wide range of securities litigation to regulated and unregulated industries and government regulators, including the following offerings:
•Contractual Claims
•Rate Setting
•Securities Litigation & Risk Management
•Transfer Pricing
•Valuation

International Arbitration. We work with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including the following offerings:
•Business Valuations
•Commercial and Treaty Disputes
•Economic Damages
•Litigation Support
Technology
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert solutions driven by investigations, litigation, M&A, antitrust and competition, and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.
In 2022, our Technology segment offered the following services:
Corporate Legal Department Consulting. We help companies streamline and optimize legal operations through expertise and technology, including the following offerings:
•Advisory on Governance, Policy, Standards and Execution
•Advisory on Operational Efficiencies
•Contract Services
•Legal Technology Selection and Implementation
•Subscriptions and Managed Services
E-discovery Services and Expertise. We provide services that help companies more efficiently manage complex and evolving data collection and discovery amid a rapidly evolving landscape of new data sources and types, including the following offerings:
•Analytics Research
•Artificial Intelligence & Data Analytics
•Blockchain Advisory Services
•Investigations and Digital Forensics
•Cryptocurrency Disputes and Investigations
•Digital Asset Advisory Services
•E-discovery and Data Compliance Management
•Managed Document Review and Production
•M&A-related Second Requests
Information Governance, Privacy & Security Services. We help clients better navigate their evolving privacy obligations, prepare for and respond to external threats, decrease storage costs, remediate and secure corporate data, enable faster and deeper insight into data, and provide expert testimony to defend corporate data management processes, including the following offerings:
•Data Privacy Program Development and Implementation

•Data Remediation, Disposition and Protection
•Data Subject Access Requests
•Migration of Enterprise Data to Cloud Applications
•Post Data Breach Privacy Analysis and Response
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
In 2022, our Strategic Communications segment offered the following services:
Corporate Reputation. We design and provide communications to protect and enhance business reputations, build organizations’ public profiles and support their business outcomes, including the following offerings:
•Crisis & Issues Management
•Cybersecurity & Data Privacy Communications
•Digital, Analytics & Insights
•ESG & Sustainability
•Litigation Communications
•People & Transformation
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
•Financial Markets. Financial market factors, including credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates, capital markets transactions, increased consolidation and the growth of non-traditional currencies and related exchanges are significant drivers of demand for our business offerings, particularly our Corporate Finance segment.
•Litigation and Disputes. Litigation and business disputes, the complexity of the issues presented, and the amount of potential damages and penalties drive demand for the services offered by many of our segments, particularly our FLC, Economic Consulting and Technology segments. Law firms and their clients, as well as government regulators and other interested third parties, rely on independent outside resources to evaluate claims and data, facilitate discovery, assess damages, provide expert reports and testimony, manage the pre-trial and in-trial process, and effectively present evidence.
•M&A Activity. M&A activity is an important driver for all of our segments. We offer services across all phases of the M&A life-cycle. Our services during the pre-transaction phase include government competition advice and pre-transaction analysis. Our services during the negotiation phase include due diligence, negotiation and other transaction advisory services, government competition and antitrust regulation services, expert witness testimony, asset valuations and financial communications advice. Our services following the close of a transaction include post-M&A integration, transformation and disputes services.

•Operational Challenges and Opportunities. Operational challenges and opportunities drive demand for services across all of our segments. Businesses facing challenges require the evaluation and re-evaluation of strategy, risks and opportunities. Businesses seek our enterprise transformation services in the normal course when they want expert advice to increase profitability or as a result of crisis-driven situations, competition, regulation, innovation and other events that arise in the course of business. These challenges include enterprise risk management, global expansion, competition from established companies, emerging businesses and technologies, doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with the specialized technical expertise of our service offerings and industry expertise.
•Regulatory Complexity, Public Scrutiny and Investigations. Regulatory complexity, public scrutiny and investigations drive demand for services across all of our segments. Increasingly complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, and more stringent and complex reporting requirements drive demand for our service offerings. The need to understand and address the impact of regulation and legislation, as well as the increasing costs of doing business, including the growing number of differing data sources maintained throughout the enterprise, has prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws, such as the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., have contributed to the demand for independent consultants and experts to investigate and provide analyses to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and capabilities across segments and practices with industry expertise.
Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specialized industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:
•Pre-eminent Positions and Professionals. We believe that we have pre-eminent market positions and professionals. During 2022, the awards and recognitions received by the Company include the following:
•FTI Consulting and Compass Lexecon led the Who’s Who Legal Arbitration: Expert Witnesses for the 13th consecutive year with 65 experts recognized.
•FTI Consulting named to Forbes magazine’s list of America’s Best Management Consulting Firms for the seventh consecutive year, recognized in 13 sectors and functional areas.
•FTI Consulting recognized as Consulting Firm of the Year by Who’s Who Legal for the seventh consecutive year.
•FTI Consulting ranked #2 and its subsidiary Compass Lexecon ranked #1 on Global Arbitration Review’s GAR 100 Expert Witness Firms’ Power Index.
•FTI Consulting named a Best Firm to Work For by Consulting magazine for the fifth consecutive year.
•FTI Consulting named to Forbes magazine’s list of America’s Best Employers for Women.
•FTI Consulting named to Forbes magazine’s list of America’s Best Employers for New Graduates, ranking as the #1 professional services firm.
•FTI Consulting named Global Turnaround Consulting Firm of the Year and Crisis Communications Firm of the Year by Global M&A Network.
•FTI Consulting recognized as a leading firm by Chambers Litigation Support 2022 in the second annual Chambers Crisis and Risk Management 2022 guide.
•FTI Consulting ranked #1 U.S. Restructuring Advisor by The Deal for the 15th consecutive year.
•FTI Consulting named as Communications Firm of the Year by M&A Advisor Turnaround Awards.

•FTI Consulting recognized as Cybersecurity Public Relations Agency of the Year by Cybersecurity Excellence Awards.
•Diversified Service Offerings. Our five reportable segments offer a diversified portfolio of practices providing services across our four geographic regions. Our broad range of practices and services, the diversity of our revenue streams, our specialized industry expertise and our global reach distinguish us from our competitors. This diversity helps to mitigate the impact of economic cycles, crises, events and changes in a particular practice, industry or country.
•Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, private equity funds and local, state and national governments and agencies in the U.S. and other countries. Additionally, 99 of the top 100 law firms as ranked by American Lawyer Global 100 Most Revenue List refer or engage us directly or on behalf of numerous clients on multiple matters. We are also an advisor to 82 of the Fortune 100 companies, 50 of the world’s top 50 bank holding companies and 50 of the top 100 private equity firms on the Private Equity International 300 list.
•Demand for Integrated Solutions and a Consultative Approach. Our breadth and depth of practice and service offerings combined with our deep industry expertise and global footprint drive demand from clients that seek our unique cross-segment and cross-region client solutions when they are facing their most significant challenges and opportunities: event-driven occurrences, reputational issues, antitrust issues, liquidity issues, investigations and disputes, and transactions across different jurisdictions.
•Strong Cash Flows. Our business model has several characteristics that produce consistent cash flows. Our strong cash flows support business operations, capital expenditures and our ability to service our indebtedness and pursue our growth and other strategies.
Our Business Strategy
We build client relationships based on the quality of our services, our brand and the reputation of our professionals. We provide diverse complementary services to meet our clients’ needs around the world. We emphasize client service and satisfaction. We aim to build strong brand recognition. The following are key elements of our business strategy:
•Leverage Our Practitioners’ and Businesses’ Expertise, Geographic Reach, Diverse Service Offerings and Client Relationships. We work hard to maintain and strengthen our core practices and competencies. We believe that our recognized expertise, geographic reach, diverse service offerings and client relationships, coupled with our successful track record of serving as a trusted advisor for our clients when they are facing their greatest challenges and opportunities, are the most critical elements in a decision to retain us. Many of our professionals are recognized experts in their respective fields.
•Grow Organically. Our strategy is to identify where we are best positioned to help our clients solve their most complex issues, invest behind those positions and leverage that success to grow organically.
•Strategic Acquisitions. We consider strategic and opportunistic acquisition opportunities on a selective basis. We seek to integrate completed acquisitions and manage investments in a way that fosters organic growth, expands our geographic presence or complements our segments, services and industry positions. We typically structure our acquisitions to retain the services of key individuals from the acquired companies.
•Profitable Growth. We endeavor to leverage our investments to build positions that will support profitable growth on a sustained basis through a variety of economic conditions.
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

•ESG. At FTI Consulting, we believe proactively identifying and addressing ESG risks and opportunities are integral to sustaining our strong growth trajectory and critical to maintaining our competitive position in today’s dynamic market. As a professional services firm, FTI Consulting’s environmental impact is primarily driven by two factors: our business travel and leased office locations. FTI Consulting has committed to reaching net-zero greenhouse gas emissions by 2030. To remain transparent about our ESG practices, FTI Consulting has disclosed ESG metrics in our 2021 Corporate Sustainability Report according to several reporting frameworks, including the Task Force on Climate-Related Disclosures and the Sustainability Accounting Standards Board. Additionally, we are a participant of the United Nations (“UN”) Global Compact and support its Ten Principles on human rights, labor, environment and anti-corruption, as well as the UN Sustainable Development Goals.
Human Capital Resources
At FTI Consulting, we seek to provide the highest quality services to our clients. We do this by attracting and retaining experts in their fields, empowering a diverse and inclusive global workforce, providing opportunities for advancement and personal growth, and supporting the communities in which we do business. As of December 31, 2022, we employed 7,635 employees, of which 6,063 were revenue-generating professionals. We also engage independent contractors, who exclusively provide services to FTI Consulting, to supplement our professionals on client engagements as needed.
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
•Inclusive and High-Performing Culture. We foster a culture where our professionals can grow their careers and achieve their full potential. We also hire and strive to retain professionals with the diverse set of qualities, backgrounds and expertise that our clients and teams need. We offer robust Diversity, Inclusion & Belonging programs and training opportunities to our employees across the globe at every level.
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
Employment Agreements
As of December 31, 2022, we had written employment agreements with substantially all of our 703 Senior Managing Directors and equivalent personnel (collectively, “SMD”). These arrangements generally provide for fixed salary and eligibility for incentive payment programs (which, in some cases, may be based on financial measures such as Adjusted EBITDA, Adjusted EBITDA Margin, revenues or relative total shareholder return), salary continuation benefits, accrued bonuses and other benefits beyond the termination date if an SMD leaves our employment for specified reasons prior to the expiration date of the employment agreement. The length and amount of payments to be paid by us following the termination or resignation of an SMD will vary, depending on whether the employee resigned with or without “good reason” or was terminated by us with or without “cause,” died or became “disabled,” or was terminated as a result of a “change in control” (all such terms as defined in such SMD’s employment agreement). All of our written employment agreements with SMDs specify the required notice period to be given by us or the SMD prior to termination of employment and include covenants providing for restrictions on the SMD competing against, and soliciting employees from, the Company for a specified period of time following the end of the SMD's employment.
Incentive, Retention and Sign-on Payments
Our SMDs, consultants and other professionals may receive incentive, retention or sign-on payments through unsecured general recourse forgivable loans, equity awards and/or other payments (collectively, “Retention Awards”), generally structured to vest, be forgiven or be payable over various multi-year periods. We believe that providing these Retention Awards greatly enhances our ability to attract and retain key professionals.
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
Equity awards, cash bonus awards and accrued interest and outstanding principal may vest, become payable or be forgiven, as the case may be, upon certain termination events, including upon death, disability and, in certain cases, termination by the Company without “cause” or by the recipient with “good reason.” Recipients of sign-on or other retention payments, including loans, may be required to repay a portion or all of the original payment or loan upon certain termination events such as voluntary resignation without good reason.
Our executive officers, other members of senior management and outside directors, as well as employees and independent service providers, have received and will continue to receive equity awards, which have been, and are expected to continue to be, share-based awards (including awards in the form of restricted stock or units, performance-based restricted stock units and deferred restricted stock units), on a case-by-case basis, to the extent that shares are available under our stockholder-approved equity compensation plans. The value of such equity and cash-based awards, in the aggregate, as well as on an individual basis, has been and is expected to continue to be significant.
Select SMDs may participate in certain incentive compensation programs in which they are eligible. Generally, participation in such programs require a management recommendation and approval by the Compensation Committee of the Board of Directors of the Company. The primary incentive compensation program provides for a combination of forgivable loans, equity awards and cash bonus opportunities that vest, are paid or are forgiven, as the case may be, over a range of two to nine years depending on the program and economic value of the award. These programs may require participants to defer payment of a portion of their annual cash bonus over at least a two-year period.
Clients
During the year ended December 31, 2022, no single client accounted for more than 10% of our consolidated revenues and no reportable segment had a single client that accounted for more than 10% of its respective total segment revenues. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, in these situations, each law firm engages us on behalf of multiple clients.
Competition
We compete with different companies or business segments within companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the service(s) or product(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies, that offer a broad range of consulting services; investment banking firms; information technology consulting and software companies that offer niche services that are the same or similar to services or products offered by one or more of our segments and small firms and independent contractors that provide one or more specialized services.
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
Some service providers are larger than we are and, on certain engagements, may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty services or price.
Corporate Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol FCN. Our executive offices are located at 555 12th Street NW, Suite 700, Washington, D.C. 20004. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.
Available Information
We make available, free of charge, on or through our website at http://www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, our proxy statements, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report, as well as other periodic reports filed with the SEC, may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 16701 Melford Boulevard, Suite 200, Bowie, MD 20715, email address: joanne.catanese@fticonsulting.com.

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
We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include: (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenues; (iii) the utilization of revenue-generating professionals, including the ability to adjust staffing levels up or down to accommodate the business and prospects of the applicable segment and practice; (iv) the number of new hires, their compensation and the time it takes before a new hire becomes profitable; (v) the geographic locations of our clients or the locations where services are rendered; (vi) billing rates and fee arrangements, including the opportunity and ability to successfully reach milestones, and complete engagements and collect success fees and other outcome-contingent or performance-based fees; (vii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (viii) changes in the frequency and complexity of government regulatory and enforcement activities; (ix) business and asset acquisitions; (x) fluctuations in the exchange rates of various currencies against the U.S. dollar; (xi) wage and cost increases; and (xii) other economic factors beyond our control.
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
Factors that could negatively affect utilization in our segments include:
Corporate Finance — The completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; low interest rates; fewer, smaller and less complex M&A and restructuring activity; and less capital markets activity or fewer complex transactions.
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
Our Technology segment faces certain risks, including (i) industry consolidation and a highly competitive environment, (ii) downward pricing pressure, (iii) data breach, (iv) technology changes and obsolescence, and (v) failure to protect intellectual property (“IP”) used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.
Our Technology segment faces significant competition from other consulting and/or software providers specializing in e-discovery and the management of electronic content. There continues to be consolidation of companies providing products and services similar to those offered by our Technology segment, which may provide competitors access to greater financial and other resources than those of the Company. Larger competitors may be able to react more quickly to new regulatory or legal requirements and provide similar services at lower prices, particularly with respect to hosting and e-discovery services.
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
Our reputation for maintaining the confidentiality of proprietary, confidential and trade secret information is critical to the success of our segments. In addition, our Technology segment is dependent on providing secure storage of, and access to, client information as a service. We routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems, which so far, to our knowledge, have been unsuccessful. Such attacks, if successful, could harm our overall professional reputation, disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company would be adversely affected. There is no certainty that we can maintain the confidentiality or prevent the misuse of our or our clients’ information.
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
Our operations involve financial and business risks that differ among the jurisdictions in which we operate including: (i) cultural and language differences; (ii) various levels of FTI Consulting “brand” recognition; (iii) different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results; (iv) foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results; (v) differing legal and regulatory requirements and other barriers to conducting business; (vi) difficulties resolving the collection of receivables when legal proceedings are necessary; (vii) difficulties in managing our non-U.S. operations, including client relationships, in certain locations; (viii) disparate systems, policies, procedures and processes; (ix) failure to comply with the FCPA and anti-bribery laws of other jurisdictions; (x) higher operating costs; (xi) longer sales and/or collections cycles; (xii) potential restrictions or adverse tax consequences resulting from the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes; (xiii) different or less stable political and/or economic environments; (xiv) conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; (xv) civil disturbances or other catastrophic events that reduce business activity; (xvi) political interference with our ability to conduct business in the applicable jurisdiction; (xvii) impact of Coronavirus Disease 2019 (“COVID-19”) or other public health crises, including varying governmental responses and requirements, client impacts and travel restrictions; (xviii) failure to achieve or maintain a diverse workforce or otherwise meet evolving governmental or client-related standards and requirements pertaining to ESG-related issues; and (xix) physical risks associated with climate change, including rising temperatures, severe storms, energy disruptions, and rising sea levels, among others.
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
Changes to corporate income tax laws and rules and regulations and tax treaties in jurisdictions where we pay taxes that increase rates, eliminate or reduce deductions or affect the utility or value of deferred tax assets or liabilities could negatively affect our reported financial results and increase our cash tax payment obligations. On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and

Profit Shifting (“Framework”) which agreed to a two-pillar solution to address the tax challenges arising from the digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules introducing a global minimum corporate tax rate of 15% to apply to certain multinational enterprises. The OECD continues to release additional guidance on these rules. In 2022, the U.K. government and the European Union issued draft legislation to implement these rules and confirmed that the final legislation will be effective for accounting periods beginning on or after December 31, 2023. These changes, if and when enacted by various countries in which we do business, may increase our taxes in such countries.
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
There is increased regulation and focus, including under the European Union’s Corporate Sustainability Reporting Directive and from other governmental organizations, and our investors, clients and employees, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace culture conduct. We have expended, and expect to continue to expend, resources to evaluate and comply with existing, new and proposed governmental requirements, and to monitor, report and adopt policies and practices that we believe will improve alignment with our evolving ESG goals and plans, as well as client, investor and other third-party imposed ESG-related standards and expectations. If our ESG practices, including our goals for sustainability and diversity and inclusion, do not meet evolving rules and regulations or investor or other stakeholder expectations and standards (or if we are viewed in a negative light based on positions we do or do not take or work we do or do not perform for certain clients or industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals, and our ability to attract new engagements and clients could be negatively impacted, as could our attractiveness as an investment, service provider, business partner or acquirer. Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
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
We depend on multiple information systems, including our enterprise resource planning (“ERP”) system, for operating our business and internal controls. We utilize commercially available third-party technology solutions, which in many cases are customized to our business needs. Our information systems may be compromised by power outages, computer and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, human error and other events, many of which are beyond our control, and are subject to obsolescence and technological changes. We are currently replacing our ERP system to improve the efficiency and effectiveness of our financial and business transaction process, as well as the underlying systems environment. Delays finalizing and implementing our new ERP system or if any of our information systems, including our new ERP system, fail to work properly or otherwise become unavailable, could cause us to expend substantial time, effort and costs to repair or replace such systems, or otherwise carry out our operations, including preparation of our financial statements and maintaining effectiveness of our internal controls, without the ability to use such systems. Failure of any such information system, could also result in harm to our reputation or our clients, as well as expose us to regulatory actions and claims that could adversely affect our business and results of operations.

Public health crises, such as COVID-19, could have a negative impact on our financial results and could potentially have a material adverse impact on our business, financial condition and results of operations, the extent of which is not predictable.
COVID-19 has created volatility, uncertainty and economic disruption for FTI Consulting, our segments and practices, our clients and vendors, and the markets in which we do business, in different ways and to varying degrees. Government and client actions and related events around the world have impacted, and we expect will continue to impact, how we do business and the services that we provide, and such impacts may continue for a sustained period.
The impact of COVID-19 or any other public health crisis depends on many factors that are out of our control. Those factors include, among other things: (i) long-term effects of COVID-19, including the impact of future outbreaks or variants, or the emergence and impact of any other public health crisis and the types and magnitude of adverse impacts on regional economies, individually and the global economy as a whole; (ii) the health and welfare of our employees and contractors and those of our clients and vendors; (iii) business and government actions in response to any public health crisis, including government economic relief or incentives for businesses, moratoriums or postponements of litigation or certain types of actions or proceedings, delays by governments and regulators on rulemaking, stay-at-home and social distancing measures, and travel restrictions or bans; (iv) the varying impact that the public health crisis may have on different clients, vendors or industries; (v) actions by our clients or prospective clients in response to any public health crisis, including delays, stoppages or termination of existing engagements or hiring decisions; (vi) the varying demand for the types of services we offer in the geographic regions in which we offer them; (vii) our ability to continue to effectively market our services; (viii) our ability to replace engagements as they end or are terminated, stopped or delayed; (ix) the ability of our professionals to effectively provide services, including as a result of travel restrictions or bans, inability to meet clients in person, and the need or decision to work remotely; (x) our ability to maintain or increase the utilization of our revenue generating professionals or reassign professionals between or among segments and service offerings; (xi) increased employee turnover or a reduction in the pool of qualified employee candidates available to staff engagements or hire, and adverse health outcomes for our employee population; (xii) increased costs of doing business, including compensation expense; (xiii) the type, size, profitability and geographic locations of our engagements; (xiv) the ability of our clients to make timely payments or to pay in full; (xv) the contagiousness and danger posed by the disease or event causing the public health crisis; (xvi) timing of finding effective treatments for COVID variants and any disease causing a public health crisis; or (xvii) vaccine mandates by governmental authorities or clients, or vaccine hesitancy by our employees, client employees and others with whom we work.
In addition, in some cases, COVID-19 or other public health crises could heighten risks related to, or otherwise negatively impact, the effectiveness of cybersecurity, information technology, financial reporting and other corporate functions that we rely upon to operate. Risks arising from our continued reliance on remote communications, virtual meetings and other forms of technology could also result in elevated cybersecurity risks and difficulty protecting company and client confidential communications. We may experience impairments or degradation of the effectiveness, capabilities and capacity of certain technology we employ, including issues with virtual meetings. Certain employees or regions could experience difficulties accessing and maintaining Internet connections or issues with saving and retrieving information from cloud-based and other computing systems.
One or more of the above types of events, and others we have not yet identified could if they arise and continue, potentially have an adverse impact on our costs of doing business and financial results, and the business operations of one or more of our segments or practices, or regions in which we operate, and/or our financial condition and/or our stock price.
Risks Related to Our People
Our failure to recruit and retain qualified professionals and manage headcount needs and utilization could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.
We deliver sophisticated professional services to our clients. Our success is dependent, in large part, on our ability to keep our supply of skills and human resources in balance with client demand around the world. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve. Our continued success depends upon our ability to attract and retain professionals who have expertise, a good reputation and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We cannot assure that we will be able to attract or retain qualified professionals to maintain or expand our business. If we are unable to successfully integrate, motivate and retain qualified professionals, our ability to continue to secure work may suffer. Competition and third-party recruiting efforts targeting professionals with expertise relevant to our business have caused our costs of retaining and hiring qualified professionals to increase, a trend we expect will continue and could impair our ability to maintain or increase headcount, and further increase our costs of operations or adversely affect our operating margins and financial results.

Despite fixed terms or renewal provisions, we face retention issues during and at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will enter into new or extend existing employment agreements with professionals subject to written employment agreements. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty in staffing engagements, if we are unable to renegotiate employment agreements or the costs of retaining qualified professionals become too high. The implementation of new compensation arrangements may result in the concentration of potential turnover in future years.
Our people are our primary assets and account for the majority of our expenses. During periods of reduced demand for our services, or in response to unfavorable changes in market or industry conditions, we may seek to align our cost structure more closely with our revenues and increase our utilization rates by reducing headcount and eliminating or consolidating underused locations in affected reportable segments or practices. Following such actions, in response to subsequent increases in demand for our services, including as a result of favorable changes in market or industry conditions, we may need to hire, train and integrate additional qualified and skilled personnel and may be unable to do so to meet our needs or our clients’ demands on a timely basis. If we are unable to manage staffing levels on a timely basis in light of changing opportunities or conditions, including as a result of COVID-19 or the emergence of new variants or future public health crises, our ability to accept or service business opportunities and client engagements, take advantage of positive market and industry developments, and realize future growth could be negatively affected, which could negatively impact our revenues and profitability. In addition, while increased utilization resulting from headcount reductions may enhance our profitability in the near term, it could negatively affect our business over the longer term by limiting the time our professionals have to seek out and cultivate new client relationships and win new projects.
We incur substantial costs to hire and retain our professionals, and we expect these costs to continue and to grow.
We may pay hiring or retention bonuses to secure the services of professionals. Those payments have taken the form of unsecured general recourse forgivable loans, stock options, restricted stock, cash-based stock appreciation rights and other equity- and cash-based awards, and cash payments to attract and retain our professional employees. We may provide forgivable or other types of loans under our incentive compensation programs, or to new hires and professionals who join us in connection with acquisitions, as well as to select current employees and other professionals on a case-by-case basis. The aggregate amount of loans to professionals is significant. We expect to continue issuing unsecured general recourse forgivable loans.
We also provide significant additional payments under our incentive compensation programs or as sign-on or retention awards, including awards in the form of restricted stock or units, and other stock- or cash-based awards.
In addition, our Economic Consulting segment has contracts with select economists or professionals that provide for compensation equal to a percentage of such individual’s annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expenses for that segment being a higher percentage of segment revenues and Adjusted Segment EBITDA than the compensation paid by other segments. We expect that these arrangements will continue and that the Company has and will continue to enter into similar arrangements with other economists and professionals hired by the Company.
We rely heavily on our executive officers and the heads of our segments and industry and regional leaders for the success of our business, the loss of whom may negatively impact our business and operations.
We rely heavily on our executive officers and our segment, industry and regional leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and the heads of our segments and industry and regional leaders must have a thorough understanding of our service offerings, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions and the loss of certain employees in leadership roles may have on our business operations, prospects, financial results, client relationships, or employee retention or morale.
Professionals may leave our Company to form or join competitors or clients, and we may not have, or may choose not to pursue, legal recourse against such professionals.
Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to our professionals pursuing independent business opportunities or joining our competitors or clients should be considered low. Although our clients generally contract for services with us as a company, and not with an individual professional, in the event that a professional leaves, such clients may decide that they prefer to continue working with a specific professional rather than with our Company. Substantially all of our written employment agreements with our Senior Managing Directors and equivalent employees include non-competition and non-solicitation covenants. These restrictions have generally been drafted to comply with state “reasonableness” standards. However, states generally interpret restrictions on competition narrowly and in favor of employees. Therefore, a state may hold certain restrictions on competition to be unenforceable. In the case of employees outside the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates his or her non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with a former employee or client, or other concerns, outweighs the benefits of any possible legal recourse. We may also decide that the likelihood of success does not justify the costs of pursuing a legal remedy. Therefore, there may be times we may decide not to pursue legal action, even if it is available to us. Additionally, in January 2023, the Federal Trade Commission proposed a new rule that would ban employers from imposing non-competition agreements on their workers, and if adopted, such rule could increase turnover, increase compensation costs to hire and retain professionals, and adversely impact our ability to maintain and increase headcount, which could also adversely affect our ability to service our clients and keep or secure client engagements.
Our failure to achieve and maintain a diverse and inclusive workforce may impair our ability to attract and retain qualified employees, win and maintain clients or attract investment, which could have a material adverse effect on our business and financial results, as well as reputational harm.
We seek diverse talent internally and externally in an effort to achieve more diverse representation throughout our organization. We promote inclusion through hiring practices, education, training and development opportunities. We also drive accountability and equitable outcomes by reviewing and revising our practices and policies to reduce biased outcomes, and by measuring and assessing inclusive behaviors, practices and representation. Our evaluation of the success of our corporate leadership includes consideration of increases in workforce diversity, and the development and promotion of diverse employees. Key areas on which we are focused include (i) reinforcement of our diverse talent pipeline by, among other things, requiring diverse hiring candidate slates and promotion candidate groups, (ii) identifying and seeking to eliminate impediments to hiring and promotion of diverse candidates, and (iii) increasing the retention and representation of underrepresented groups based on gender and race/ethnicity. If we fail to promote diverse individuals to leadership positions, increase and maintain the representation of diverse groups in our workforce, provide opportunities for advancement and inclusion of diverse candidates, and remove barriers to hiring and retention of diverse individuals, we could lose, or face difficulties attracting and retaining employees, clients and investors in our business, and we could also face reputational harm.
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
Many of our engagements involve complex analysis and the exercise of professional judgment, including litigation and governmental investigatory matters where we act as experts. Therefore, we are subject to the risk of professional and other liabilities. Although we believe we maintain an appropriate amount of insurance, it is limited. Damages and/or expenses resulting from any successful claim against us, for indemnity or otherwise, in excess of the amount of insurance coverage will be borne directly by us and could harm our profitability and financial resources. Any claim by a client or third-party against us could expose us to reputational issues that adversely affect our ability to attract new or maintain existing engagements or clients or qualified professionals or other employees, consultants or contractors.
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

The Company may also hire groups of selected professionals from another company. In such event, there may be restrictions on the ability of the professionals who join the Company to compete and work on client engagements. In addition, the Company may enter into arrangements with the former employers of those professionals regarding limitations on their work until any time restrictions pass. In such circumstances, there is no assurance that the Company will enter into mutually agreeable arrangements with any former employer, and the utilization of such professionals may be limited, and our financial results could be negatively affected until their restrictions end. The Company could also face litigation risks from group hires. Risks relating to claims or litigation relating to breach of applicable restrictive covenants by such new hires may result in the Company being subject to monetary damages, which could be significant, and could delay or restrict the ability of such new hires to provide services as employees of the Company.
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
Our senior secured bank revolving credit facility (“Credit Facility”), or our other indebtedness outstanding from time to time, contains or may contain operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things: (i) create, incur or assume certain liens; (ii) make certain restricted payments, investments and loans; (iii) create, incur or assume additional indebtedness or guarantees; (iv) create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries; (v) engage in M&A transactions, consolidations, sale-leasebacks, joint ventures, and asset and security sales and dispositions; (vi) pay dividends or redeem or repurchase our capital stock; (vii) alter the business that we and our subsidiaries conduct; (viii) engage in certain transactions with affiliates; (ix) modify the terms of certain indebtedness; (x) prepay, redeem or purchase certain indebtedness; and (xi) make material changes to accounting and reporting practices.
In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Facility).
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
We and our subsidiaries may incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022 (the “First Supplemental Indenture”), between us and U.S. Bank National Association, as trustee (as so amended, the “Indenture”), governing the 2.0% convertible senior notes due 2023 (the “2023 Convertible Notes), do not restrict us from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture. The terms of the agreements governing our Credit Facility and other indebtedness limit, but do not prohibit, us from incurring additional indebtedness.

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
Our Credit Facility is guaranteed by substantially all of our wholly-owned domestic subsidiaries and will be required to be guaranteed by future domestic subsidiaries, including those that join us in connection with acquisitions.
Substantially all of our U.S. subsidiaries guarantee our obligations under our Credit Facility, and substantially all of their assets are pledged as collateral under the Credit Facility. Future U.S. subsidiaries will be required to provide similar guarantees and asset pledges under the Credit Facility. If we default on any guaranteed indebtedness, our U.S. subsidiaries could be required to make payments under their guarantees, and our senior secured creditors could foreclose on our U.S. subsidiaries’ assets to satisfy unpaid obligations, which would materially adversely affect our business and financial results.
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
The maturity of our 2023 Convertible Notes is August 15, 2023. Prior to maturity, holders of the 2023 Convertible Notes will have the right to require us to repurchase their 2023 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 Convertible Notes to be repurchased, plus any accrued and unpaid interest. In addition, pursuant to the First Supplemental Indenture, we irrevocably elected to (i) surrender our right to settle conversions of the 2023 Convertible Notes on or after January 1, 2022 solely using our common stock and (ii) settle at least the $1,000 aggregate principal amount of each 2023 Convertible Note submitted for conversion on or after January 1, 2022 in cash in connection with a settlement for which we elect a cash and common stock combination settlement. The practical effect of these elections is that the $316.2 million aggregate principal amount of the 2023 Convertible Notes outstanding as of December 31, 2022 will be settled in cash and any premium due upon conversion may be settled (1) solely in cash, (2) solely in common stock or (3) in a combination of cash and common stock. Our Credit Facility prohibits us from making any cash payments on the maturity, conversion or repurchase of the 2023 Convertible Notes if a default or an event of default under the Credit Facility exists or would result from such conversion or repurchase, and if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with the leverage ratio and other applicable covenants under the Credit Facility. Any future bank credit facility or other indebtedness that we obtain could also contain debt limitations or covenants that could adversely affect our ability to make cash payments on the 2023 Convertible Notes.
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
Borrowings under our Credit Facility will be at variable rates of interest, including for U.S. Dollar borrowings at the Secured Overnight Financing Rate (“SOFR”) and, for borrowings in British Pound, the Sterling Overnight Index Average (“SONIA”), which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the agreements governing our indebtedness or our other indebtedness outstanding from time to time.
SOFR and SONIA are available replacements for the London Interbank Offered Rate (“LIBOR”), which the U.K.’s Financial Conduct Authority is phasing out as a benchmark. The change from LIBOR to SOFR and SONIA could expose our borrowings to less favorable rates. If the change to SOFR and SONIA results in increased interest rates or if our lenders have increased costs due to the change, then the Company's debt that uses benchmark rates could be affected and, in turn, the Company's cash flows and interest expense could be adversely impacted. The new rates may not be as favorable to us as those in effect prior to the discontinuation of LIBOR, and these new rates may be more volatile. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment and on our borrowing costs. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 100,511 square feet under a lease expiring April 2028. Our principal corporate office located in Bowie, Maryland, consists of 30,835 square feet under a lease expiring April 2028. We also lease offices to support our operations in 34 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 30 countries — the U.K., Ireland, Finland, France, Germany, Spain, Belgium, Switzerland, Denmark, Italy, Netherlands, Australia, Malaysia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, Saudi Arabia, the Cayman Islands and the British Virgin Islands. We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the New York Stock Exchange (the “NYSE”) under the symbol FCN. As of January 31, 2023, the number of holders of record of our common stock was 252.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2022:

	(a)		(b)	(c)
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(in thousands, except per share data)
Equity compensation plans approved by our security holders	339	(1)	$36.91	1,027	(3)
Equity compensation plans not approved by our security holders	53	(2)	$36.75	—
Total	392		$36.89	1,027

(1)Includes up to (i) 9,620 shares of common stock issuable upon exercise of fully vested stock options granted under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) and (ii) 328,971 shares of common stock issuable upon exercise of fully vested stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).
(2)Includes up to 53,552 shares of common stock issuable upon exercise of fully vested stock options granted as employment inducement on July 30, 2014 to an executive officer hire pursuant to Rule 303.08 of the NYSE.
(3)Includes 1,026,963 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, all of which are available for stock-based awards.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2022:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1 through October 31, 2022	197	(2)	$149.75	197	(5)	$114,050
November 1 through November 30, 2022	84	(3)	$156.05	84	(6)	$100,987
December 1 through December 31, 2022	147	(4)	$156.08	144	(7)	$478,452
Total	428			425

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the year ended December 31, 2022, we repurchased an aggregate of 574,418 shares of our outstanding common stock under the Repurchase Program at an average price of $154.23 per share for a total cost of approximately $88.6 million.
(2)Includes 13 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 27 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 2,229 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(5)During the month ended October 31, 2022, we repurchased and retired 196,823 shares of common stock, at an average price per share of $149.75, for an aggregate cost of $29.5 million.
(6)During the month ended November 30, 2022, we repurchased and retired 83,700 shares of common stock, at an average price per share of $156.05, for an aggregate cost of $13.1 million.
(7)During the month ended December 31, 2022, we repurchased and retired 144,493 shares of common stock, at an average price per share of $155.94, for an aggregate cost of $22.5 million.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for each of the two years in the period ended December 31, 2022 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. For a similar discussion and analysis of our results for the year ended December 31, 2021 compared with our results for the year ended December 31, 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2021, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 24, 2022. Historical results and any discussion of prospective results may not indicate our future performance.
Business Overview
FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”) is a global business advisory firm dedicated to helping organizations manage change, mitigate risk and resolve disputes: financial, legal, operational, political & regulatory, reputational and transactional. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. Collectively, FTI Consulting offers a comprehensive suite of services designed to assist clients across the business cycle, from proactive risk management to rapid response to unexpected events and dynamic environments.
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
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including cybersecurity, and a focus on highly regulated industries such as our Construction & Environmental Solutions and Health Solutions Services. These services are supported by our data & analytics technology-enabled solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: Construction & Environmental Solutions, Data & Analytics, Disputes, Health Solutions and Risk and Investigations.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert solutions driven by investigations, litigation, M&A, antitrust and competition, and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.
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
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share (“EPS”), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, losses on early extinguishment of debt, non-cash interest expense on convertible notes and the gain or loss on sale of a business. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with an additional understanding of our business operating results, including underlying trends.
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

Full Year 2022 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2022	2021	% Increase (Decrease)

	(dollar amounts in thousands, except per share amounts)
Revenues	$3,028,908	$2,776,222	9.1%
Special charges (1)	$8,340	$—	100.0%
Net income	$235,514	$234,966	0.2%
Adjusted EBITDA	$357,558	$354,010	1.0%
Earnings per common share — diluted	$6.58	$6.65	-1.1%
Adjusted earnings per common share — diluted	$6.77	$6.76	0.1%
Net cash provided by operating activities	$188,794	$355,483	-46.9%
Total number of employees	7,635	6,780	12.6%

(1)Excluded from non-GAAP financial measures
Revenues
Revenues for the year ended December 31, 2022 increased $252.7 million, or 9.1%, as compared with the year ended December 31, 2021, which included a 3.1% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $339.8 million, or 12.2%, primarily due to increased demand for our Corporate Finance, FLC, Technology and Strategic Communications segments.
Special Charges
For the year ended December 31, 2022, we recorded a special charge of $8.3 million, which consisted of employee severance and other employee-related costs associated with programmatic headcount reductions primarily in our FLC and Corporate Finance segments to realign our workforce with current business demand. All of these amounts will be paid in cash in the next 12 months.
The following table details the special charges by segment:

Year Ended December 31, 2022
(in thousands)
Corporate Finance	$2,444
FLC	4,614
Economic Consulting	31
Technology	106
Strategic Communications	369
Segment special charge	7,564
Unallocated Corporate	776
Total special charges	$8,340
There were no special charges recorded during the year ended December 31, 2021.

Net income
Net income for the year ended December 31, 2022 increased $0.5 million, or 0.2%, as compared with the year ended December 31, 2021. The increase in net income was primarily due to higher revenues, which was partially offset by an increase in billable compensation expenses, which includes the impact of a 12.3% increase in billable headcount, resulting in higher gross profit. The increase in gross profit was more than offset by higher selling, general and administrative (“SG&A”) expenses, primarily due to an increase in travel and entertainment expenses as our professionals have increasingly resumed business travel, as well as higher non-billable compensation expenses, which includes the impact of a 14.0% increase in non-billable headcount, an increase in outside services and an $8.3 million special charge, resulting in lower operating income. This was offset by a $10.2 million decrease in interest expense largely due to the Company’s adoption of Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”) on January 1, 2022, as we no longer recognize non-cash interest expense related to the 2.0% convertible senior notes due 2023 (the "2023 Convertible Notes").
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2022 increased $3.5 million, or 1.0%, as compared with the year ended December 31, 2021. Adjusted EBITDA Margin of 11.8% of revenues for the year ended December 31, 2022 compared with 12.8% of revenues for the year ended December 31, 2021. Higher revenues were partially offset by an increase in billable compensation expenses, which includes the impact of a 12.3% increase in billable headcount, resulting in higher gross profit. The increase in gross profit was nearly offset by higher SG&A expenses, primarily due to an increase in travel and entertainment expenses as our professionals have increasingly resumed business travel, as well as higher non-billable compensation expenses, which includes the impact of a 14.0% increase in non-billable headcount, and an increase in outside services, resulting in higher Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2022 excludes the $8.3 million special charge.
EPS and Adjusted EPS
EPS for the year ended December 31, 2022 decreased $0.07 to $6.58 compared with $6.65 for the year ended December 31, 2021. The decrease in EPS was primarily due to an increase in diluted weighted average shares outstanding, which was partially offset by the higher net income described above.
Adjusted EPS for the year ended December 31, 2022 increased $0.01 to $6.77 compared with $6.76 for the year ended December 31, 2021. Adjusted EPS for the year ended December 31, 2022 excludes the $8.3 million special charge, which increased Adjusted EPS by $0.19. Adjusted EPS for the year ended December 31, 2021 excluded $9.6 million of non-cash interest expense related to the 2023 Convertible Notes, which increased Adjusted EPS by $0.20, which was partially offset by $3.1 million in fair value remeasurement of acquisition-related contingent consideration, which decreased Adjusted EPS by $0.09.
The Company adopted ASU 2020-06 and no longer recognizes non-cash interest expense on the 2023 Convertible Notes, effective January 1, 2022. As a result, there was no adjustment between EPS and Adjusted EPS for non-cash interest expense on the 2023 Convertible Notes for the year ended December 31, 2022. See Note 2, “New Accounting Standards” for additional information about the adoption of ASU 2020-06.
Liquidity and Capital Allocation
Net cash provided by operating activities for the year ended December 31, 2022 decreased $166.7 million to $188.8 million compared with $355.5 million for the year ended December 31, 2021. The decrease in net cash provided by operating activities was primarily due to higher compensation, operating expenses, including travel and entertainment expenses as our employees have increasingly resumed business travel, and income taxes paid, which was partially offset by an increase in cash collected compared to the prior year. Days sales outstanding (“DSO”) was 97 days as of December 31, 2022 and 94 days as of December 31, 2021.
A portion of net cash provided by operating activities was used to repurchase and retire approximately 0.6 million shares of our common stock under our Repurchase Program for an average price per share of $154.23, at a total cost of $88.6 million during the year ended December 31, 2022. We had $478.5 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2022.
Free Cash Flow was an inflow of $135.7 million and $286.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease in Free Cash Flow for the year ended December 31, 2022 was primarily due to lower net cash provided by operating activities, as described above, which was partially offset by a decrease in net cash used for purchases of property and equipment.

Other Strategic Activities
During the year ended December 31, 2022, we acquired a leading restructuring, transactions, digital and transformation advisory firm in the Netherlands.
Coronavirus Disease 2019 (“COVID-19”)
COVID-19 did not materially adversely impact the Company as a whole for the year ended December 31, 2022; however, we experienced an increase in SG&A expenses in 2022, largely due to higher travel and entertainment expenses as our professionals have increasingly resumed business travel in many regions. To the extent that the impacts of COVID-19 continue, any such impact on our business and the health and welfare of our employees and clients would vary across our segments, practices and regions and may be out of our control. Any future impacts from COVID-19 continue to be difficult to predict and quantify, especially due to uncertainty arising from various factors, including the continuing evolution of COVID-19 variants, the efficacy of vaccinations against new variants, regional variances in the availability and efficacy of vaccines, regional differences in vaccine hesitancy, requirements that our clients may impose relating to the vaccination status of our employees and contractors who serve such clients, and possible future vaccine mandates that may be imposed by governments that could apply to us, our employees and clients. Adverse impacts from COVID-19 could include, but are not limited to, delays associated with entering into or performing client engagements, postponements of litigation and investigations assignments due to court suspensions or closures or other delays, terminations of engagements, failure to attract new or retain existing clients, delays of in-person back-to-work efforts for our employees or clients, increased employee turnover or a reduction in the pool of qualified employee candidates available to staff engagements or hire, and adverse health outcomes for our employee population. In parts of Asia, travel restrictions continued to have an adverse impact on our business.
Headcount
The following table includes the net headcount additions by segment and in total for the year ended December 31, 2022. The net additions reflect programmatic headcount reductions, primarily in our FLC and Corporate Finance segments, described in the “Special Charges” section above:

	Billable Headcount
	Corporate Finance (1)	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2021	1,702	1,496	921	468	814	5,401	1,379	6,780
Additions, net	244	88	86	88	156	662	193	855
December 31, 2022	1,946	1,584	1,007	556	970	6,063	1,572	7,635
Percentage change in headcount from December 31, 2021	14.3%	5.9%	9.3%	18.8%	19.2%	12.3%	14.0%	12.6%

(1)There were 41 revenue-generating professionals added during the year ended December 31, 2022 related to the acquisition of a business within the Corporate Finance segment.

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2022	2021

	(in thousands, except per share data)
Revenues
Corporate Finance	$1,088,573	$938,969
FLC	638,478	584,835
Economic Consulting	695,208	697,405
Technology	319,983	287,366
Strategic Communications	286,666	267,647
Total revenues	$3,028,908	$2,776,222
Segment operating income
Corporate Finance	$195,295	$145,765
FLC	54,822	66,643
Economic Consulting	98,178	111,462
Technology	33,431	42,927
Strategic Communications	46,982	49,708
Total segment operating income	428,708	416,505
Unallocated corporate expenses	(124,830)	(104,457)
Operating income	303,878	312,048
Other income (expense)
Interest income and other	3,918	6,193
Interest expense	(10,047)	(20,294)
	(6,129)	(14,101)
Income before income tax provision	297,749	297,947
Income tax provision	62,235	62,981
Net income	$235,514	$234,966
Earnings per common share — basic	$6.99	$7.02
Earnings per common share — diluted	$6.58	$6.65
Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net income	$235,514	$234,966
Add back:
Income tax provision	62,235	62,981
Interest income and other	(3,918)	(6,193)
Interest expense	10,047	20,294
Depreciation and amortization	35,697	34,269
Amortization of intangible assets	9,643	10,823
Special charges	8,340	—
Remeasurement of acquisition-related contingent consideration	—	(3,130)
Adjusted EBITDA	$357,558	$354,010

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2022	2021

	(in thousands, except per share data)
Net income	$235,514	$234,966
Add back:
Remeasurement of acquisition-related contingent consideration	—	(3,130)
Special charges	8,340	—
Tax impact of special charges	(1,584)	—
Non-cash interest expense on convertible notes	—	9,586
Tax impact of non-cash interest expense on convertible notes	—	(2,492)
Adjusted Net Income	$242,270	$238,930
Earnings per common share — diluted	$6.58	$6.65
Add back:
Remeasurement of acquisition-related contingent consideration	—	(0.09)
Special charges	0.23	—
Tax impact of special charges	(0.04)	—
Non-cash interest expense on convertible notes	—	0.27
Tax impact of non-cash interest expense on convertible notes	—	(0.07)
Adjusted earnings per common share — diluted	$6.77	$6.76
Weighted average number of common shares outstanding — diluted	35,783	35,337
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$188,794	$355,483
Purchases of property and equipment	(53,098)	(68,569)
Free Cash Flow	$135,696	$286,914
Year Ended December 31, 2022 Compared with December 31, 2021
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $20.4 million, or 19.5%, to $124.8 million compared with $104.5 million for 2021. Excluding the impact of special charges recorded in 2022, unallocated corporate expenses increased by $19.6 million, or 18.8%. The increase was primarily due to higher consulting expenses for corporate initiatives, such as system implementations, as well as an increase in travel and entertainment and legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $2.3 million to $3.9 million for the year ended December 31, 2022, compared with $6.2 million for the year ended December 31, 2021. The decrease was primarily due to a $2.4 million decrease in net FX gains and a $1.0 million increase in other expenses, primarily related to the release of a pre-acquisition indemnification receivable, which was partially offset by a $1.1 million increase in interest income.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.

Interest expense
Interest expense decreased $10.2 million, or 50.5%, to $10.0 million in 2022 compared with $20.3 million in 2021. The decrease was primarily due to the adoption of ASU 2020-06 as described above.
Income tax provision
Our income tax provision decreased $0.7 million, or 1.2%, to $62.2 million in 2022 from $63.0 million in 2021. Our effective tax rate of 20.9% for 2022 compared to 21.1% for 2021. The lower effective tax rate in 2022 was primarily due to a combined $9.6 million tax benefit from the release of the U.S. foreign tax credit valuation allowance, utilization of current year foreign tax credits, and a deferred tax benefit arising from an intellectual property license agreement between a U.S. subsidiary of the Company and certain foreign subsidiaries of the Company.
A portion of the decrease in the 2022 effective tax rate was offset by the following 2021 favorable one-time tax adjustments, which did not recur. During 2021, we recognized a $5.1 million benefit related to the release of the valuation allowance on our deferred tax assets in Australia because of sustained profitability and a $3.2 million benefit related to the remeasurement of our deferred tax asset related to an intellectual property license between our U.S. and United Kingdom ("U.K.") subsidiaries due to a future change in the U.K. tax rate.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net income	$235,514	$234,966
Add back:
Income tax provision	62,235	62,981
Interest income and other	(3,918)	(6,193)
Interest expense	10,047	20,294
Unallocated corporate expenses	124,830	104,457
Total segment operating income	428,708	416,505
Add back:
Segment depreciation expense	32,876	31,072
Amortization of intangible assets	9,642	10,818
Segment special charges	7,564	—
Remeasurement of acquisition-related contingent consideration	—	(3,130)
Total Adjusted Segment EBITDA	$478,790	$455,265

Other Segment Operating Data

	Year Ended December 31,
	2022	2021
Number of revenue-generating professionals (at period end):
Corporate Finance	1,946	1,702
FLC	1,584	1,496
Economic Consulting	1,007	921
Technology (1)	556	468
Strategic Communications	970	814
Total revenue-generating professionals	6,063	5,401
Utilization rates of billable professionals: (2)
Corporate Finance	61%	59%
FLC	54%	56%
Economic Consulting	68%	72%
Average billable rate per hour: (3)
Corporate Finance	$460	$452
FLC	$361	$350
Economic Consulting	$508	$509

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 561 and 518 as-needed employees during the years ended December 31, 2022 and 2021, respectively.
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

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2022	2021

	(dollars in thousands, except rate per hour)
Revenues	$1,088,573	$938,969
Percentage change in revenues from prior year	15.9%
Operating expenses
Direct cost of revenues	719,167	652,444
Selling, general and administrative expenses	163,691	133,275
Special charges	2,444	—
Amortization of intangible assets	7,976	7,485
	893,278	793,204
Segment operating income	195,295	145,765
Percentage change in segment operating income from prior year	34.0%
Add back:
Depreciation and amortization of intangible assets	14,698	12,847
Special charges	2,444	—
Fair value remeasurement of contingent consideration	—	(3,130)
Adjusted Segment EBITDA	$212,437	$155,482
Gross profit (1)	$369,406	$286,525
Percentage change in gross profit from prior year	28.9%
Gross profit margin (2)	33.9%	30.5%
Adjusted Segment EBITDA as a percentage of revenues	19.5%	16.6%
Number of revenue-generating professionals (at period end)	1,946	1,702
Percentage change in number of revenue-generating professionals from prior year	14.3%
Utilization rate of billable professionals	61%	59%
Average billable rate per hour	$460	$452

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2022 Compared with December 31, 2021
Revenues increased $149.6 million, or 15.9%, from 2021 to 2022, which included a 2.7% estimated negative impact from FX. Acquisition-related revenues contributed $12.5 million, or 1.3% of the increase. Excluding the estimated impact from FX and acquisition-related revenues, revenues increased $162.2 million, or 17.3%, primarily due to increased demand and realization across our business transformation, restructuring and transactions services, primarily in North America.
Gross profit increased $82.9 million, or 28.9%, from 2021 to 2022. Gross profit margin increased 3.4 percentage points from 2021 to 2022. The increase in gross profit margin was largely due to a 2 percentage point increase in utilization and higher realization, which was partially offset by an increase in compensation, primarily attributable to a 14.3% increase in billable headcount.
SG&A expenses increased $30.4 million, or 22.8%, from 2021 to 2022, which included a 2.6% estimated positive impact from FX. SG&A expenses of 15.0% of revenues in 2022 compared with 14.2% in 2021. The increase in SG&A expenses was primarily due to higher travel and entertainment, infrastructure support, as well as a prior year fair value remeasurement of acquisition-related contingent consideration, and an increase in other general and administrative expenses.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2022	2021

	(dollars in thousands, except rate per hour)
Revenues	$638,478	$584,835
Percentage change in revenues from prior year	9.2%
Operating expenses
Direct cost of revenues	451,269	412,575
Selling, general and administrative expenses	126,796	104,723
Special charges	4,614	—
Amortization of intangible assets	977	894
	583,656	518,192
Segment operating income	54,822	66,643
Percentage change in segment operating income from prior year	-17.7%
Add back:
Depreciation and amortization of intangible assets	6,509	5,902
Special charges	4,614	—
Adjusted Segment EBITDA	$65,945	$72,545
Gross profit (1)	$187,209	$172,260
Percentage change in gross profit from prior year	8.7%
Gross profit margin (2)	29.3%	29.5%
Adjusted Segment EBITDA as a percentage of revenues	10.3%	12.4%
Number of revenue-generating professionals (at period end)	1,584	1,496
Percentage change in number of revenue-generating professionals from prior year	5.9%
Utilization rate of billable professionals	54%	56%
Average billable rate per hour	$361	$350

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2022 Compared with December 31, 2021
Revenues increased $53.6 million, or 9.2%, to $638.5 million from 2021 to 2022, which included a 1.9% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $64.8 million, or 11.1%, primarily due to higher realization across all services due to the mix of client engagements and higher demand for our health solutions and investigations services, which was partially offset by lower demand for our disputes services.
Gross profit increased $14.9 million, or 8.7%, from 2021 to 2022. Gross profit margin decreased 0.1 percentage points from 2021 to 2022. The decrease in gross profit margin was primarily due to a 2 percentage point decline in utilization, which was partially offset by lower compensation as a percentage of revenues.
SG&A expenses increased $22.1 million, or 21.1%, from 2021 to 2022, which included a 2.0% estimated positive impact from FX. SG&A expenses of 19.9% of revenues in 2022 compared with 17.9% in 2021. The increase in SG&A expenses was primarily driven by higher travel and entertainment, infrastructure support, compensation, marketing and business development and other general and administrative expenses.

ECONOMIC CONSULTING

	Year Ended December 31,
	2022	2021

	(dollars in thousands, except rate per hour)
Revenues	$695,208	$697,405
Percentage change in revenues from prior year	-0.3%
Operating expenses
Direct cost of revenues	510,987	508,575
Selling, general and administrative expenses	86,012	77,368
Special charges	31	—
	597,030	585,943
Segment operating income	98,178	111,462
Percentage change in segment operating income from prior year	-11.9%
Add back:
Depreciation and amortization	4,881	5,724
Special charges	31	—
Adjusted Segment EBITDA	$103,090	$117,186
Gross profit (1)	$184,221	$188,830
Percentage change in gross profit from prior year	-2.4%
Gross profit margin (2)	26.5%	27.1%
Adjusted Segment EBITDA as a percentage of revenues	14.8%	16.8%
Number of revenue-generating professionals (at period end)	1,007	921
Percentage change in number of revenue-generating professionals from prior year	9.3%
Utilization rate of billable professionals	68%	72%
Average billable rate per hour	$508	$509

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2022 Compared with December 31, 2021
Revenues decreased $2.2 million, or 0.3%, to $695.2 million from 2021 to 2022, which included a 4.0% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $26.0 million, or 3.7%, primarily due to higher demand for our non-M&A-related antitrust services and higher realization for our M&A-related antitrust services, which was partially offset by lower demand for our M&A-related antitrust services.
Gross profit decreased $4.6 million, or 2.4%, from 2021 to 2022. Gross profit margin decreased 0.6 percentage points from 2021 to 2022. The decrease in gross profit margin was primarily due to a 4 percentage point decline in utilization and an increase in compensation, primarily attributable to a 9.3% increase in billable headcount.
SG&A expenses increased $8.6 million, or 11.2%, from 2021 to 2022, which included a 4.5% estimated positive impact from FX. SG&A expenses of 12.4% of revenues in 2022 compared with 11.1% in 2021. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation, travel and entertainment, and other general and administrative expenses.

TECHNOLOGY

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Revenues	$319,983	$287,366
Percentage change in revenues from prior year	11.4%
Operating expenses
Direct cost of revenues	206,611	176,527
Selling, general and administrative expenses	79,835	67,912
Special charges	106	—
	286,552	244,439
Segment operating income	33,431	42,927
Percentage change in segment operating income from prior year	-22.1%
Add back:
Depreciation and amortization	13,161	12,812
Special charges	106	—
Adjusted Segment EBITDA	$46,698	$55,739
Gross profit (1)	$113,372	$110,839
Percentage change in gross profit from prior year	2.3%
Gross profit margin (2)	35.4%	38.6%
Adjusted Segment EBITDA as a percentage of revenues	14.6%	19.4%
Number of revenue-generating professionals (at period end) (3)	556	468
Percentage change in number of revenue-generating professionals from prior year	18.8%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis
Year Ended December 31, 2022 Compared with December 31, 2021
Revenues increased $32.6 million, or 11.4%, to $320.0 million from 2021 to 2022, which included a 2.4% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $39.6 million, or 13.8%, primarily due to an increase in demand for our investigations and information governance services.
Gross profit increased $2.5 million, or 2.3%, to $113.4 million from 2021 to 2022. Gross profit margin decreased 3.1 percentage points from 2021 to 2022. The decrease in gross profit margin was primarily due to an increase in compensation, primarily attributable to an 18.8% increase in billable headcount.
SG&A expenses increased $11.9 million, or 17.6%, from 2021 to 2022, which included a 2.7% estimated positive impact from FX. SG&A expenses were 24.9% of revenues for 2022 compared with 23.6% of revenues in 2021. The increase in SG&A expenses was primarily due to higher compensation, travel and entertainment, infrastructure support, and other general and administrative expenses.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Revenues	$286,666	$267,647
Percentage change in revenues from prior year	7.1%
Operating expenses
Direct cost of revenues	177,910	165,386
Selling, general and administrative expenses	60,716	50,114
Special charges	369	—
Amortization of intangible assets	689	2,439
	239,684	217,939
Segment operating income	46,982	49,708
Percentage change in segment operating income from prior year	-5.5%
Add back:
Depreciation and amortization of intangible assets	3,269	4,605
Special charges	369	—
Adjusted Segment EBITDA	$50,620	$54,313
Gross profit (1)	$108,756	$102,261
Percentage change in gross profit from prior year	6.4%
Gross profit margin (2)	37.9%	38.2%
Adjusted Segment EBITDA as a percentage of revenues	17.7%	20.3%
Number of revenue-generating professionals (at period end)	970	814
Percentage change in number of revenue-generating professionals from prior year	19.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2022 Compared with December 31, 2021
Revenues increased $19.0 million, or 7.1%, from 2021 to 2022, which included a 5.9% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $34.7 million, or 13.0%. The increase was primarily due to growth driven by higher demand for our corporate reputation and financial communications services.
Gross profit increased $6.5 million, or 6.4%, from 2021 to 2022. Gross profit margin decreased 0.3 percentage points from 2021 to 2022. The decrease in gross profit margin was primarily driven by higher compensation as a percentage of revenues.
SG&A expenses increased $10.6 million, or 21.2%, from 2021 to 2022, which included a 5.1% estimated positive impact from FX. SG&A expenses of 21.2% of revenues in 2022 compared with 18.7% in 2021. The increase in SG&A expenses was primarily driven by higher infrastructure support, travel and entertainment, compensation and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
For the years ended December 31, 2022, 2021 and 2020, our cash flows from operations exceeded our cash needs for capital expenditures and debt service requirements. We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. We believe that our cash flows from operations, supplemented by borrowings under our senior secured bank revolving credit facility (“Credit Facility”), as necessary, will provide adequate cash to fund our long-term cash needs for at least the next 12 months, including the payment of our 2023 Convertible Notes at maturity on August 15, 2023, unless earlier converted or repurchased.
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
Uncertainties and Trends Affecting Liquidity

Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control, such as any worsening effects of COVID-19 that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic and workforce disruptions arise, including related to COVID-19 or any future public health crisis, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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

Cash Flows

	Year Ended December 31,
	2022	2021

Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$188,794	$355,483
Net cash used in investing activities	$(60,061)	$(79,093)
Net cash used in financing activities	$(106,012)	$(61,674)
Effect of exchange rate changes on cash and cash equivalents	$(25,518)	$(15,184)
DSO (1)	97	94

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Year Ended December 31, 2022 Compared with December 31, 2021
Net cash provided by operating activities of $188.8 million for 2022 compared with $355.5 million for 2021. The decrease of $166.7 million, or 46.9%, in net cash provided by operating activities was primarily due to higher compensation, operating expenses and income taxes paid, which was partially offset by an increase in cash collected compared to the prior year. DSO was 97 days as of December 31, 2022 and 94 days as of December 31, 2021.
Net cash used in investing activities of $60.1 million for 2022 compared with $79.1 million for 2021. The decrease of $19.0 million, or 24.1%, in net cash used in investing activities was primarily due to a $15.5 million decline in capital expenditures, primarily related to leasehold improvement costs in 2021 for our new office space in New York, New York, which did not recur in 2022, and a $3.7 million decrease in payments for the acquisition of businesses as compared to the prior year.
Net cash used in financing activities of $106.0 million for 2022 compared with $61.7 million for 2021. The increase of $44.3 million, or 71.9%, in net cash used in financing activities was primarily due to an increase of $39.3 million in payments for common stock repurchases under the Repurchase Program as compared to the prior year.
The unfavorable effect of exchange rate changes on cash and cash equivalents increased $10.3 million for 2022 to $25.5 million compared with $15.2 million for 2021.
Principal Sources of Capital Resources
As of December 31, 2022, our capital resources included $491.7 million of cash and cash equivalents and available borrowing capacity of $899.6 million under the $900.0 million revolving line of credit under our Credit Facility. As of December 31, 2022, we had no outstanding borrowings under our Credit Facility and $0.4 million of outstanding letters of credit, which reduced the availability of borrowings under our Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro (“EUR”), British pound (“GBP”), Australian dollar (“AUD”), Canadian dollar (“CAD”), Swiss franc (“CHF”) and Japanese yen (“JPY”).
The availability of borrowings, as well as issuances and extensions of letters of credit, under our Credit Facility is subject to specified conditions. We may choose to repay outstanding borrowings under the Credit Facility at any time before maturity without premium or penalty. Borrowings under the Credit Facility bear interest at a rate equal to, in the case of: (i) USD, at our option, Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR, (ii) EUR, Euro Interbank Offered Rate, (iii) GBP, Sterling Overnight Index Average Reference Rate, (iv) AUD, Bank Bill Swap Reference Bid Rate, (v) CAD, Canadian Dollar Offered Rate, (vi) CHF, Swiss Average Rate Overnight and (vii) JPY, Tokyo Interbank Offered Rate, in each case, plus an applicable margin or, in the case of USD borrowings, an alternative base rate plus an applicable margin. The Credit Facility is guaranteed by substantially all of our wholly-owned domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $1.2 billion.

The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of December 31, 2022, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022, between us and U.S. Bank National Association, as trustee, governing the 2023 Convertible Notes. See Note 14, “Debt” in Part II, Item 8 for a further discussion of the 2023 Convertible Notes.
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
•debt service requirements, including interest payments on our long-term debt and payment of the 2023 Convertible Notes principal and conversion premium at maturity or upon earlier conversion or repurchase;
•compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs;
•discretionary funding of the Repurchase Program;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and
•other known future contractual obligations.
Capital Expenditures
During 2022, we spent $53.1 million in capital expenditures to support our organization, including direct support for specific client engagements. During 2023, we currently expect to make capital expenditures to support our organization in an aggregate amount of between $54 million and $66 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
Stock Repurchase Program
During the year ended December 31, 2022, we made $85.4 million in payments for common stock repurchases under the Repurchase Program. We had $478.5 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2022.
Payments for Acquisition of Businesses
During the year ended December 31, 2022, we acquired a business that was assigned to the Corporate Finance segment for an aggregate of $6.7 million, net of cash received. We also recorded a liability of $5.6 million for acquisition-related contingent consideration.

Future Contractual Obligations
Our future contractual obligations as of December 31, 2022 include both current and non-current obligations. We have short-term obligations related to the 2023 Convertible Notes, which will mature on August 15, 2023, unless earlier converted or repurchased. We have remaining interest payments associated with the 2023 Convertible Notes of $6.3 million, of which $2.4 million is accrued as of December 31, 2022 and classified as a current liability on the Consolidated Balance Sheets. The principal portion of the 2023 Convertible Notes of $316.2 million is classified as a non-current liability on the Consolidated Balance Sheets. The 2023 Convertible Notes are classified as long-term debt as of December 31, 2022 because we have the ability and intent to refinance them on a long-term basis under our Credit Facility, which matures on November 21, 2027. As of December 31, 2022, there were no outstanding borrowings under our Credit Facility. For more information on our 2023 Convertible Notes and Credit Facility, refer to Note 14, “Debt” in Part II, Item 8. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to December 31, 2022 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 15, “Leases” in Part II, Item 8, we have current obligations of $31.9 million and non-current obligations of $221.6 million.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Critical Accounting Estimates
General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” in our consolidated financial statements for further information on our significant accounting policies.
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
Revenue Recognition. We generate the majority of our revenues by providing consulting services to our clients. We recognize revenues primarily from three different types of arrangements: time and expense, fixed-fee and performance-based or contingent arrangements.
Certain fees in our time and expense arrangements may be subject to approval by a third-party, such as a bankruptcy court or other regulatory agency. In such cases, we record revenues based on the amount we estimate we will be entitled to receive in exchange for our services and only to the extent a significant reversal of revenues is not likely to occur when the uncertainty associated with the estimate is subsequently resolved.
In fixed-fee arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We estimate revenues using a proportional performance method, which is based on work completed to-date versus our estimates of the total services to be performed over the life of the contract.
In performance-based or contingent arrangements, fees are based on contractually defined objectives, such as completing a business transaction or assisting the client in achieving a specific business objective. Variable consideration to be included in the transaction price is estimated using the expected value method or the most likely amount method based on facts and circumstances. We recognize revenues earned in an amount that is probable not to reverse and by applying the proportional performance method when the criteria for over time revenue recognition are met.
Our estimates are monitored continually throughout the life of each contract and are based on the nature of the engagement, client economics, historical experiences, available information and other appropriate factors. While we believe that our estimates and assumptions used for revenue recognition are reasonable, subsequent changes could materially impact our results of operations.

Goodwill and Intangible Assets. We evaluate our goodwill and indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess our goodwill for impairment at the reporting unit level.
As part of the evaluation of goodwill and intangible assets for potential impairment, we exercise judgment to:
•Perform a qualitative assessment to determine whether it is “more likely than not” that the fair value of a reporting unit is less than it’s carrying value. Factors we consider when making the determination include assessing macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant reporting unit specific events;
•Decide whether to bypass the qualitative assessment and perform a quantitative assessment. Factors we consider when making this determination include changes in the Company or general economic conditions since the previous quantitative assessment was performed, the amount by which the fair value exceeded the carrying value at that time and the period of time that has passed since such quantitative assessment; and
•Perform a quantitative assessment by comparing the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate fair value using a combination of an income approach (based on discounted cash flows) and market approach, using appropriate weighting factors.
The cash flows employed in the income approach are based on our most recent forecasts, budgets and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average cost of capital, which reflects an assessment of the risk inherent in the future revenue streams and cash flows. In the market approach, we utilize market multiples derived from comparable guideline companies and comparable market transactions to the extent available. These valuations are based on estimates and assumptions, including projected future cash flows, determination of appropriate comparable guideline companies and the determination of whether a premium or discount should be applied to such comparable guideline companies.
The process of evaluating the potential impairment of goodwill requires significant judgment and estimates. In 2022, we performed our annual impairment tests for each of our reporting units. The results of that test indicated that for each of our reporting units, no impairment existed. If market conditions significantly deteriorate from our current assumptions regarding forecasted cash flows, we may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized. No impairment charges for intangible assets were recorded in 2022.
Significant New Accounting Pronouncements
See Note 2, “New Accounting Standards” in Part II, Item 8 of this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, changes in the price of our common stock and changes in foreign exchange rates.
Interest Rate Risk and Market Risk
We are exposed to interest rate risk related to debt obligations outstanding. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate borrowings to changes in our interest expense. As of December 31, 2022, there were no variable rate debt instruments outstanding as there were no outstanding borrowings under our Credit Facility. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2022 and prior to the November 21, 2027 maturity date of our Credit Facility.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure. All of our derivative transactions are entered into for non-trading purposes.
The following table presents principal cash flows and related interest rates by year of maturity for our 2023 Convertible Notes and the fair value of the debt as of December 31, 2022 and 2021. Our stock price affects the fair value of our 2023 Convertible Notes, as changes in stock price impact the value of the conversion premium and resulting trading prices of our 2023 Convertible Notes. The fair value is determined based on the last actively traded prices in an over-the-counter market for our 2023 Convertible Notes. The last actively traded prices for our 2023 Convertible Notes per $1,000 principal amount were $1,529.50 and $1,475.50 as of December 31, 2022 and 2021, respectively.

				December 31, 2022		December 31, 2021
	2023	2024 to 2027	Thereafter	Total	Fair Value	Total	Fair Value

Long-Term Debt	(dollars in thousands)
Fixed rate	$316,219	$—	$—	$316,219	$509,682	$316,245	$466,619
Average interest rate	2.0%	—%	—%	2.0%	—%	5.4%	—%
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

Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the euro, Australian dollar, British pound and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2022, 2021 and 2020. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
	2022	2021	2020

Changes in Net Investment of Foreign Subsidiaries	(in thousands)
Euro	$(9,187)	$(12,381)	$12,543
Australian dollar	(4,930)	(4,002)	6,619
British pound	(29,738)	(3,132)	13,599
Canadian dollar	(747)	(247)	1,209
All other	(3,280)	(2,643)	442
Total	$(47,882)	$(22,405)	$34,412

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 23, 2023

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (Principal Executive Officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
FTI Consulting, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Changes in estimates of potential fee reductions
As discussed in Note 1 to the consolidated financial statements, for certain arrangements, the Company records revenues based on the amount it estimates it will be entitled to in exchange for its services and only to the extent that a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. The Company records changes to revenue when there are changes in estimates of potential fee reductions imposed by bankruptcy courts or other regulatory agencies or negotiated with specific clients. Revenues for the year ended December 31, 2022 were approximately $3.0 billion, which includes the previously mentioned changes.
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
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 23, 2023

FTI Consulting, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$491,688	$494,485
Accounts receivable, net	896,153	754,120
Current portion of notes receivable	27,292	30,256
Prepaid expenses and other current assets	95,469	91,166
Total current assets	1,510,602	1,370,027
Property and equipment, net	153,466	142,163
Operating lease assets	203,764	215,995
Goodwill	1,227,593	1,232,791
Intangible assets, net	25,514	31,990
Notes receivable, net	55,978	53,539
Other assets	64,490	54,404
Total assets	$3,241,407	$3,100,909
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$173,953	$165,025
Accrued compensation	541,892	507,556
Billings in excess of services provided	53,646	45,535
Total current liabilities	769,491	718,116
Long-term debt, net	315,172	297,158
Noncurrent operating lease liabilities	221,604	236,026
Deferred income taxes	162,374	170,612
Other liabilities	91,045	95,676
Total liabilities	1,559,686	1,517,588
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 34,026 (2022) and 34,333 (2021)	340	343
Additional paid-in capital	—	13,662
Retained earnings	1,858,103	1,698,156
Accumulated other comprehensive loss	(176,722)	(128,840)
Total stockholders’ equity	1,681,721	1,583,321
Total liabilities and stockholders’ equity	$3,241,407	$3,100,909

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$3,028,908	$2,776,222	$2,461,275
Operating expenses
Direct cost of revenues	2,065,977	1,915,507	1,672,711
Selling, general and administrative expenses	641,070	537,844	488,411
Special charges	8,340	—	7,103
Amortization of intangible assets	9,643	10,823	10,387
	2,725,030	2,464,174	2,178,612
Operating income	303,878	312,048	282,663
Other income (expense)
Interest income and other	3,918	6,193	(412)
Interest expense	(10,047)	(20,294)	(19,805)
	(6,129)	(14,101)	(20,217)
Income before income tax provision	297,749	297,947	262,446
Income tax provision	62,235	62,981	51,764
Net income	$235,514	$234,966	$210,682
Earnings per common share — basic	$6.99	$7.02	$5.92
Earnings per common share — diluted	$6.58	$6.65	$5.67
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $—, $— and $—	$(47,882)	$(22,405)	$34,412
Total other comprehensive income (loss), net of tax	(47,882)	(22,405)	34,412
Comprehensive income	$187,632	$212,561	$245,094

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2019	37,390	$374	$216,162	$1,413,453	$(140,847)	$1,489,142
Net income	—	$—	$—	$210,682	$—	$210,682
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	34,412	34,412
Issuance of common stock in connection with:
Exercise of options	140	1	4,933	—	—	4,934
Restricted share grants, less net settled shares of 93	220	3	(10,759)	—	—	(10,756)
Stock units issued under incentive compensation plan	—	—	2,314	—	—	2,314
Purchase and retirement of common stock	(3,269)	(33)	(235,554)	(117,864)	—	(353,451)
Share-based compensation	—	—	22,904	—	—	22,904
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$234,966	$—	$234,966
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(22,405)	(22,405)
Issuance of common stock in connection with:
Exercise of options	78	1	2,693	—	—	2,694
Restricted share grants, less net settled shares of 94	196	1	(11,636)	—	—	(11,635)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,081)	—	(46,132)
Conversion feature of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	23,051	—	—	23,051
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$235,514	$—	$235,514
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(47,882)	(47,882)
Issuance of common stock in connection with:
Exercise of options	68	—	2,317	—	—	2,317
Restricted share grants, less net settled shares of 116	199	2	(17,955)	—	—	(17,953)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(574)	(5)	(88,601)	—	—	(88,606)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion feature of convertible senior notes due 2023	—	—	(15)	—	—	(15)
Share-based compensation	—	—	25,414	—	—	25,414
Reclassification of negative additional paid-in capital	—	—	97,645	(97,645)	—	—
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$235,514	$234,966	$210,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,898	34,269	32,661
Amortization and impairment of intangible assets	9,643	10,823	10,387
Acquisition-related contingent consideration	2,172	(324)	5,593
Provision for expected credit losses	19,684	16,151	19,692
Share-based compensation	25,414	23,051	22,904
Amortization of debt discount and issuance costs and other	2,224	11,701	11,259
Deferred income taxes	(10,456)	4,958	(9,132)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(182,667)	(61,274)	(26,800)
Notes receivable	(403)	12,645	8,029
Prepaid expenses and other assets	459	(1,165)	4,640
Accounts payable, accrued expenses and other	8,430	(2,102)	13,901
Income taxes	(4,322)	10,523	(22,549)
Accrued compensation	37,931	59,566	38,627
Billings in excess of services provided	9,273	1,695	7,175
Net cash provided by operating activities	188,794	355,483	327,069
Investing activities
Payments for acquisition of businesses, net of cash received	(6,742)	(10,428)	(25,271)
Purchases of property and equipment and other	(53,319)	(68,665)	(34,849)
Net cash used in investing activities	(60,061)	(79,093)	(60,120)
Financing activities
Borrowings under revolving line of credit	165,000	402,500	289,500
Repayments under revolving line of credit	(165,000)	(402,500)	(289,500)
Payments of debt issuance costs	(3,993)	—	—
Purchase and retirement of common stock	(85,424)	(46,133)	(353,593)
Share-based compensation tax withholdings and other	(15,330)	(9,246)	(5,823)
Payments for business acquisition liabilities	(4,848)	(7,496)	(3,948)
Deposits and other	3,583	1,201	3,311
Net cash used in financing activities	(106,012)	(61,674)	(360,053)
Effect of exchange rate changes on cash and cash equivalents	(25,518)	(15,184)	18,684
Net increase (decrease) in cash and cash equivalents	(2,797)	199,532	(74,420)
Cash and cash equivalents, beginning of period	494,485	294,953	369,373
Cash and cash equivalents, end of period	$491,688	$494,485	$294,953
Supplemental cash flow disclosures
Cash paid for interest	$7,836	$9,102	$7,752
Cash paid for income taxes, net of refunds	$77,013	$47,500	$83,445
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$1,664	$2,603	$2,314
Business acquisition liabilities not yet paid	$5,593	$1,093	$6,209
Non-cash additions to property and equipment	$4,272	$6,518	$4,966
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
Foreign Currency
Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar (“USD”). Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive loss.”
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
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2022, we derived approximately 37% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
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

We generate the majority of our revenues by providing consulting services to our clients. Most of our consulting service contracts are based on one of the following types of contract arrangements:
•Time and expense arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon rates. We recognize revenues for these contract arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. When a time and expense arrangement has a not-to-exceed or “cap” amount and we expect to perform work in excess of the cap, we recognize revenues up to the cap amount specified by the client.
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
The fair value of restricted share awards and restricted stock units is measured based on the closing price of the underlying stock on the date of grant. The fair value of performance stock units that contain market-based vesting conditions is measured using a Monte Carlo pricing model. The compensation cost of performance stock units with market-based vesting conditions is based on the grant date fair value and is not subsequently reversed if it is later determined that the market condition is unlikely to be met or is expected to be lower than originally anticipated. For performance stock units that contain performance-based vesting conditions, the compensation cost is adjusted each reporting period based on the probability of the awards vesting.
For all of our share-based awards, we recognize forfeitures in compensation cost when they occur.
Acquisition-Related Contingent Consideration
The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing either a Monte Carlo pricing model or the present value of our probability-weighted estimate of future cash flows. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to acquisition-related contingent consideration liabilities for changes in fair value due to the passage of time. Remeasurement gains or losses and accretion expense are included in “Selling, general and administrative” (“SG&A”) expenses on the Consolidated Statements of Comprehensive Income.
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $19.4 million, $13.0 million and $15.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in SG&A expenses on the Consolidated Statements of Comprehensive Income.
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

Property and Equipment
We record property and equipment, including improvements that extend useful life, at cost, while maintenance and repairs are expensed as incurred. We calculate depreciation using the straight-line method based on an estimated useful life ranging from one year to eleven years for furniture, equipment and software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within computer equipment and software and is amortized over the estimated useful life of the software, which is generally three years. Purchased software licenses to be sold to customers are capitalized and amortized over the license term.
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. If the termination was by the Company without “cause” or by the employee with “good reason,” or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans ratably over the requisite service period, which ranges from a period of less than one year to 10 years. The amount of expense recognized at any date must at least equal the portion of the principal forgiven on the forgiveness date.
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
Our annual goodwill impairment test may be conducted using a qualitative assessment or a quantitative assessment. Under GAAP, we have an option to bypass the qualitative assessment and perform a quantitative impairment test. We determine whether to perform a qualitative assessment first or to bypass the qualitative assessment and proceed with the quantitative goodwill impairment test for each of our reporting units based on the excess of fair value over carrying value from the most recent quantitative tests and other events or changes in circumstances that could impact the fair value of the reporting units.
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
We lease office space and equipment under non-cancelable operating leases, which may include renewal or termination options that are reasonably certain of exercise. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to seven years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis. Lease and non-lease components are accounted for together as a single lease component for operating leases associated with our office space.
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
Convertible Notes
The carrying amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) is recognized as a liability as of December 31, 2022 on the Consolidated Balance Sheets. We recorded debt issuance costs as an adjustment to the carrying amount of our 2023 Convertible Notes liability and amortize the costs using the effective interest rate method over the expected life of the instrument.
Prior to January 1, 2022, we separately recorded the liability and equity components of our 2023 Convertible Notes. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2023 Convertible Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was amortized to interest expense over the term of the 2023 Convertible Notes using the effective interest rate method. See Note 2, “New Accounting Standards” for additional information.
Prior to January 1, 2022, upon conversion, the 2023 Convertible Notes could be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Effective January 1, 2022, pursuant to the first supplemental indenture, dated as of January 1, 2022 (the “First Supplemental Indenture”), to the indenture, dated as of August

20, 2018, by and between the Company and U.S. Bank National Association, as trustee (as amended by the First Supplemental Indenture, the “Indenture”), governing the 2023 Convertible Notes, the Company surrendered its right to settle conversions of the 2023 Convertible Notes solely using our common stock and irrevocably elected to settle at least the $1,000 aggregate principal amount of each 2023 Convertible Note submitted for conversion on or after January 1, 2022 in cash in connection with a settlement for which we elect a cash and common stock combination settlement.
2. New Accounting Standards
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”), Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain events. On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method and recorded a cumulative-effect adjustment of approximately $22.1 million to the beginning balance of retained earnings at the date of adoption and a $16.4 million net increase to “Long-term debt, net” on the Consolidated Balance Sheets. As permitted by the guidance, prior comparative periods were not adjusted under this method.
Pursuant to ASU 2020-06, we are no longer permitted to separately account for the liability and equity components of convertible debt instruments. As such, the carrying amount of our 2023 Convertible Notes is recognized as a liability as of December 31, 2022 on the Consolidated Balance Sheets. The ASU 2020-06 adoption also resulted in the derecognition of the embedded conversion option, net of tax effects, of approximately $34.1 million, which is included in “Additional paid-in capital,” as well as the derecognition of the related deferred tax liabilities of approximately $4.3 million on the Consolidated Balance Sheets.
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
ASU 2020-06 also no longer allows the use of the treasury stock method for convertible instruments for purposes of calculating diluted earnings per share and instead requires application of the if-converted method. Under that method, diluted earnings per share will generally be calculated assuming that all of the convertible debt instruments were converted solely into shares of common stock at the beginning of the reporting period unless the result would be anti-dilutive. Effective January 1, 2022, pursuant to the terms of the First Supplemental Indenture, the principal amount of the 2023 Convertible Notes being converted is required to be paid in cash and only the premium due upon conversion, if any, is permitted to be settled in shares, cash or a combination of shares and cash. Consequently, the if-converted method produces a similar result as the treasury stock method, which was used prior to the adoption of ASU 2020-06 for the 2023 Convertible Notes.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which requires entities to provide disclosures on significant government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. We adopted ASU 2021-10 on January 1, 2022, resulting in the reduction of direct cost of revenues expense on our Consolidated Statements of Comprehensive Income and an increase in other receivables, which are included in the “Prepaid expenses and other current assets” financial statement line item on the Consolidated Balance Sheets. The impact was not material on the Consolidated Balance Sheets as of December 31, 2022, or on the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or the Consolidated Statements of Cash Flows for the year ended December 31, 2022.
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

For the year ended December 31, 2022, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share, as required by the adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, we used the treasury stock method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share because we had the ability and intent to settle the principal amount of the outstanding 2023 Convertible Notes in cash. The conversion feature had a dilutive impact on earnings per common share for the years ended December 31, 2022, 2021 and 2020, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 14, “Debt” for additional information about the 2023 Convertible Notes.

	Year Ended December 31,
	2022	2021	2020
Numerator — basic and diluted
Net income	$235,514	$234,966	$210,682
Denominator
Weighted average number of common shares outstanding — basic	33,693	33,489	35,602
Effect of dilutive share-based awards	599	701	763
Effect of dilutive stock options	325	368	419
Effect of dilutive convertible notes	1,166	779	365
Weighted average number of common shares outstanding — diluted	35,783	35,337	37,149
Earnings per common share — basic	$6.99	$7.02	$5.92
Earnings per common share — diluted	$6.58	$6.65	$5.67
Antidilutive stock options and share-based awards	9	4	66
4. Revenues
We generate the majority of our revenues by providing consulting services to our clients. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on the types of consulting contract arrangements we provide.
Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers. We estimate that approximately 75% of our revenues recognized during the year ended December 31, 2022 were generated from time and expense contract arrangements. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $24.4 million, $26.3 million and $19.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of December 31, 2022 and 2021, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $3.6 million and $3.7 million, respectively. We expect to recognize the majority of the related revenues over the next 18 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial and $3.8 million as of December 31, 2022 and 2021, respectively.

Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of December 31, 2022 and 2021, respectively.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	December 31,
	2022	2021
Accounts receivable:
Billed receivables	$633,055	$542,056
Unbilled receivables	308,873	248,681
Allowance for expected credit losses	(45,775)	(36,617)
Accounts receivable, net	$896,153	$754,120
The following table summarizes the total provision for expected credit losses and write-offs:

	Year Ended December 31,
	2022	2021	2020
Provision for expected credit losses	$19,684	$16,151	$19,692
Write-offs	$13,085	$23,641	$24,717
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for the allowance for expected credit losses.
6. Special Charges
During the year ended December 31, 2022, we recorded a special charge of $8.3 million, which consisted of employee severance and other employee-related costs associated with programmatic headcount reductions primarily in our FLC and Corporate Finance segments to realign our workforce with current business demand. All of these amounts will be paid in cash in the next 12 months.
The following table details the special charges by segment.

Year Ended December 31, 2022
Corporate Finance	$2,444
FLC	4,614
Economic Consulting	31
Technology	106
Strategic Communications	369
Segment special charge	7,564
Unallocated Corporate	776
Total special charges	$8,340
There were no special charges recorded during the year ended December 31, 2021.
During the year ended December 31, 2020, we recorded a special charge of $7.1 million, which consists of the following components:
•$4.7 million of lease abandonment and other relocation costs associated with the consolidation of office space in New York, New York; and
•$2.4 million of employee severance and other employee-related costs in our FLC segment.

The following table details the special charges by segment:

Year Ended December 31, 2020
Corporate Finance	$861
FLC	3,484
Economic Consulting	35
Technology	276
Strategic Communications	2,074
Segment special charge	6,730
Unallocated Corporate	373
Total special charges	$7,103
7. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017, and as amended as of June 3, 2020, there were 1,026,963 shares of common stock available for grant as of December 31, 2022.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,

Income Statement Classification	2022	2021	2020
Direct cost of revenues	$15,312	$13,432	$13,089
Selling, general and administrative expenses	12,416	14,148	12,052
Total	$27,728	$27,580	$25,141
Stock Options
We did not grant any stock options during the years ended December 31, 2022, 2021 and 2020. Historically, we used the Black-Scholes option-pricing model to determine the fair value of our stock option grants.
A summary of our stock option activity during the year ended December 31, 2022 is presented below. The aggregate intrinsic value of stock options outstanding and exercisable, or fully vested, at December 31, 2022 in the table below represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2021	460	$36.45
Stock options exercised	(68)	$33.92
Stock options outstanding and exercisable at December 31, 2022	392	$36.89	2.8	$47,807
Cash received from option exercises for the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $2.7 million and $4.9 million, respectively. The tax benefit realized from stock options exercised was immaterial for each of the years ended December 31, 2022, 2021 and 2020.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2022, 2021 and 2020 was $8.8 million, $8.3 million and $11.0 million, respectively.
As of December 31, 2022, there was no unrecognized compensation cost related to stock options.
Restricted Share Awards
A summary of our restricted share awards activity during the year ended December 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted share awards outstanding at December 31, 2021	782	$76.82
Restricted share awards granted	190	$159.43
Restricted share awards vested	(269)	$60.43
Restricted share awards forfeited	(19)	$60.31
Restricted share awards outstanding at December 31, 2022	684	$106.63
As of December 31, 2022, there was $45.9 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 3.7 years. The total fair value of restricted share awards that vested during the years ended December 31, 2022, 2021 and 2020 was $42.1 million, $25.3 million and $27.9 million, respectively.
Restricted Stock Units
A summary of our restricted stock units activity during the year ended December 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2021	321	$62.60
Restricted stock units granted	51	$158.32
Restricted stock units released	(44)	$62.05
Restricted stock units outstanding at December 31, 2022	328	$77.66
As of December 31, 2022, there was $8.9 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 4.3 years. The total fair value of restricted stock units released for the years ended December 31, 2022, 2021 and 2020 was $7.2 million, $4.1 million and $6.1 million, respectively.
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

A summary of our performance stock units activity during the year ended December 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at December 31, 2021	269	$118.27
Performance stock units granted (1)	103	$154.02
Performance stock units released	(100)	$92.43
Performance stock units forfeited (2)	(27)	$131.58
Performance stock units outstanding at December 31, 2022	245	$143.44

(1)    Performance stock units granted are presented at the maximum potential payout percentage of 150% of target shares granted.
(2)    Performance stock units are forfeited when the market or performance conditions for maximum payout are not achieved, including performance stock units that do not achieve any payout, or the employee is terminated prior to vesting.
As of December 31, 2022, there was $9.1 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 1.0 year. The total fair value of performance stock units released during the years ended December 31, 2022, 2021 and 2020 was $14.2 million, $17.2 million and $12.6 million, respectively.
The weighted average grant date fair value per share of restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2022, 2021 and 2020 was $157.65, $132.40 and $120.99, respectively. The fair value of our restricted share awards, restricted stock units and performance stock units that are subject to performance conditions is determined based on the closing market price per share of our common stock on the grant date. The fair value of our performance stock units subject to market conditions is calculated using a Monte Carlo pricing model as of the grant date.
8. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
	2022	2021	2020
Interest income and other
Interest income	$4,619	$3,493	$3,735
Foreign exchange transaction gains (losses), net	57	2,426	(4,099)
Other	(758)	274	(48)
Total	$3,918	$6,193	$(412)

9. Balance Sheet Details
The table below presents the components of “Prepaid expenses and other current assets” and “Accounts payable, accrued expenses and other” as shown on the Consolidated Balance Sheets:

	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$46,895	$52,751
Income tax receivable	10,965	7,252
Other current assets	37,609	31,163
Total	$95,469	$91,166
Accounts payable, accrued expenses and other
Accounts payable	$20,265	$16,187
Accrued expenses	65,231	61,618
Accrued interest payable	2,096	2,153
Accrued taxes payable	20,364	18,907
Current operating lease liabilities	31,922	30,828
Other current liabilities	34,075	35,332
Total	$173,953	$165,025
10. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2022	2021
Leasehold improvements	$129,036	$128,954
Construction in progress	43,931	21,053
Furniture and equipment	32,975	31,880
Computer equipment and software	114,342	108,237
	320,284	290,124
Accumulated depreciation	(166,818)	(147,961)
Property and equipment, net	$153,466	$142,163
Depreciation expense for property and equipment totaled $35.9 million, $34.3 million and $32.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

11. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2020	$506,072	$233,374	$269,087	$96,821	$129,525	$1,234,879
Acquisitions (3)	—	5,493	—	—	—	5,493
Foreign currency translation adjustment and other	(5,026)	(938)	(229)	(10)	(1,378)	(7,581)
Balance at December 31, 2021	$501,046	$237,929	$268,858	$96,811	$128,147	$1,232,791
Acquisitions (3)	11,332	—	—	—	—	11,332
Foreign currency translation adjustment and other	4,122	(3,057)	(803)	(84)	(16,708)	(16,530)
Balance at December 31, 2022	$516,500	$234,872	$268,055	$96,727	$111,439	$1,227,593

(1)There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of December 31, 2022, 2021 and 2020.
(2)Amounts for our Strategic Communications segment include gross carrying values of $305.6 million, $322.3 million and $323.7 million as of December 31, 2022, 2021, and 2020, respectively, and accumulated impairment losses of $194.1 million representing the aggregate impairment charges for the years ended December 31, 2022, 2021 and 2020.
(3)During the years ended December 31, 2022 and 2021, we acquired certain assets of businesses that were assigned to the Corporate Finance and FLC segments, respectively. We recorded $11.3 million and $5.5 million in goodwill as a result of the acquisitions in 2022 and 2021, respectively. We have included the results of the acquired businesses' operations in the Corporate Finance and FLC segments since the acquisition dates.
Intangible Assets
Intangible assets were as follows:

		December 31, 2022			December 31, 2021
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships (1)	13.0	$78,223	$63,810	$14,413	$83,101	$63,124	$19,977
Trademarks (1)	5.9	10,950	5,554	5,396	10,965	4,732	6,233
Acquired software and other (1)	6.4	846	241	605	3,114	2,434	680
	12.2	90,019	69,605	20,414	97,180	70,290	26,890
Non-amortizing intangible assets
Trademarks	Indefinite	5,100	—	5,100	5,100	—	5,100
Total		$95,119	$69,605	$25,514	$102,280	$70,290	$31,990

(1)During the year ended December 31, 2022, we acquired a business, and its related intangible assets were assigned to the Corporate Finance segment.
Intangible assets with finite lives are amortized over their estimated useful life. We recorded amortization expense of $9.6 million, $10.8 million and $10.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. No impairment charges for intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

As of December 31, 2022 (1)
Year
2023	$5,964
2024	3,647
2025	2,940
2026	1,788
2027	1,718
Thereafter	4,357
$20,414

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
12. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees:

	December 31,
	2022	2021
Notes receivable from employees — beginning	$83,795	$96,374
Notes granted	35,575	27,772
Repayments	(4,200)	(5,126)
Amortization	(30,807)	(34,422)
Cumulative translation adjustment and other	(1,093)	(803)
Notes receivable from employees — ending	83,270	83,795
Less: current portion	(27,292)	(30,256)
Notes receivable from employees, net of current portion	$55,978	$53,539
As of December 31, 2022 and 2021, there were 365 and 321 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2022, 2021 and 2020 was $30.8 million, $34.4 million and $29.4 million, respectively.

13. Financial Instruments
The following tables present the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of December 31, 2022 and 2021:

	December 31, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$14,988	$—	$—	$14,988
2023 Convertible Notes (2)	315,172	—	509,682	—
Total	$330,160	$—	$509,682	$14,988

	December 31, 2021
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$15,110	$—	$—	$15,110
2023 Convertible Notes (2)	297,158	—	466,619	—
Total	$312,268	$—	$466,619	$15,110

(1)The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.
(2)The carrying value as of December 31, 2022 includes unamortized deferred debt issuance costs. The carrying value as of December 31, 2021 includes unamortized deferred debt issuance costs and debt discount.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of December 31, 2022 and December 31, 2021.
We estimate the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our debt is classified within Level 2 of the fair value hierarchy because it is traded in less active markets.
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo pricing model. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. We have multiple valuation models that use different inputs and assumptions based on the timing of the acquisitions. As a result, the significant unobservable inputs used in these models vary. The acquisition-related contingent consideration liabilities subject to the Monte Carlo pricing model were valued using significant unobservable inputs, including volatility rates between 30.0% and 32.5% and discount rates between 14.0% and 16.5%, which reflect the weighted average of our cost of debt and adjusted cost of equity of the acquired companies, and future cash flows. The acquisition-related contingent consideration subject to the probability-weighted discounted cash flow model was valued using significant unobservable inputs, including a discount rate of 15.0% and future cash flows. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available.

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2019	$14,826
Additions	$3,460
Accretion expense (1)	5,593
Payments	(4,692)
Foreign currency translation adjustment (2)	931
Balance at December 31, 2020	$20,118
Additions	$1,093
Accretion expense (1)	2,771
Remeasurement gain (3)	(3,095)
Payments	(5,122)
Foreign currency translation adjustment (2)	(655)
Balance at December 31, 2021	$15,110
Additions (4)	$5,370
Accretion expense (1)	2,396
Payments	(7,671)
Foreign currency translation adjustment and other (2)	(217)
Balance at December 31, 2022	$14,988

(1)Accretion expense is included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in “Other comprehensive income (loss), net of tax” on the Consolidated Statements of Comprehensive Income.
(3)Remeasurement gain or loss resulting from a change in fair value of an acquisition's contingent consideration liability is recorded in SG&A expenses on the Consolidated Statements of Comprehensive Income.
(4)During the year ended December 31, 2022, we acquired a business that was assigned to the Corporate Finance segment.
14. Debt
The table below summarizes the components of the Company’s debt:

	December 31,
	2022	2021
2023 Convertible Notes	$316,219	$316,245
Total debt	316,219	316,245
Less: deferred debt discount (1)	—	(16,724)
Less: deferred debt issuance costs	(1,047)	(2,363)
Long-term debt, net (1) (2)	$315,172	$297,158
Additional paid-in capital	$—	$35,304
Discount attribution to equity	—	(1,175)
Equity component, net (1)	$—	$34,129

(1)Pursuant to the adoption of ASU 2020-06, we derecognized the conversion option of $34.1 million, net of tax, previously attributable to the equity component of the 2023 Convertible Notes. Similarly, the related debt discount is no longer amortized into income as interest expense over the life of the instrument; therefore, we recorded a $16.4 million increase to “Long-term debt, net” on the Consolidated Balance Sheet as of December 31, 2022.

(2)There were no current portions of long-term debt as of December 31, 2022 and 2021. The 2023 Convertible Notes due on August 15, 2023 are classified as long-term debt as of December 31, 2022 because we have the ability and intent to refinance them on a long-term basis under our Credit Facility, which matures on November 21, 2027.
2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. As of December 31, 2021, upon conversion, the 2023 Convertible Notes could be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Effective January 1, 2022, pursuant to the terms of the Indenture, upon conversion, the principal amount of the 2023 Convertible Notes being converted is required to be paid in cash and only the premium due upon conversion, if any, is permitted to be settled, at our election, in shares, cash or a combination of shares and cash. The 2023 Convertible Notes are senior unsecured obligations of the Company.
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
The 2023 Convertible Notes were convertible in each of the quarters ended September 30, 2021 through December 31, 2022. The number of shares issued upon conversion of the 2023 Convertible Notes in each period was immaterial. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of December 31, 2022; therefore, holders may convert their notes at any time beginning on January 1, 2023 and ending on March 31, 2023. Based on the Company's stock price on December 31, 2022, the if-converted value of the 2023 Convertible Notes exceeded the principal amount by $179.1 million.
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
Contractual interest expense for the 2023 Convertible Notes was $6.3 million in each of 2022, 2021 and 2020. Amortization of the debt discount on the 2023 Convertible Notes prior to the adoption of ASU 2020-06 was $9.6 million and $9.1 million in 2021 and 2020, respectively.

Credit Facility
On June 26, 2015, we entered into a credit agreement, which provided for a $550.0 million senior secured bank revolving credit facility (“Original Credit Facility”) maturing on June 26, 2020. In November 2018, we amended and restated the credit agreement to the Original Credit Facility, to, among other things, extend the maturity to November 30, 2023 (“2018 Credit Facility”). On November 21, 2022, we amended and restated the credit agreement to the 2018 Credit Facility, to, among other things, (i) extend the maturity to November 21, 2027, (ii) increase the revolving line of credit limit from $550.0 million to $900.0 million, and (iii) increase the incremental facility from $150.0 million to a maximum of $300.0 million, subject to certain conditions (the Original Credit Facility as amended and restated by the 2018 Credit Facility and as further amended, the “Credit Facility”), and incurred an additional $4.0 million of debt issuance costs. The Credit Facility is guaranteed by substantially all of our wholly-owned domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries.
Borrowings under the Credit Facility bear interest at a rate equal to, in the case of: (i) USD, at our option, Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR, (ii) euro, Euro Interbank Offered Rate, (iii) British pound, Sterling Overnight Index Average Reference Rate, (iv) Australian dollars, Bank Bill Swap Reference Bid Rate, (v) Canadian dollars, Canadian Dollar Offered Rate, (vi) Swiss franc, Swiss Average Rate Overnight and (vii) Japanese yen, Tokyo Interbank Offered Rate, in each case, plus an applicable margin that will fluctuate between 1.25% per annum and 2.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time or, in the case of USD borrowings, an alternative base rate plus an applicable margin that will fluctuate between 0.25% per annum and 1.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio at such time. The alternative base rate means a fluctuating rate per annum equal to the highest of (1) the federal funds rate plus the sum of 50 basis points, (2) the rate of interest in effect for such day as the prime rate announced by Bank of America, and (3) the one-month Term SOFR plus 100 basis points.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
There were no borrowings outstanding under the Credit Facility as of December 31, 2022 and 2021. Additionally, $0.4 million of the borrowing limit was used for letters of credit (and, therefore, unavailable) as of December 31, 2022.
There were $4.3 million and $0.9 million of unamortized debt issuance costs related to the Credit Facility as of December 31, 2022 and 2021, respectively. These amounts were included in “Other assets” on our Consolidated Balance Sheets.
Long-Term Debt Maturities
Our maturity analysis for our remaining future undiscounted cash flows for the principal portion of our long-term debt assumes that payments will be made based on the current payment schedule and excludes any additional revolving line of credit borrowings or repayments subsequent to December 31, 2022 and prior to the November 21, 2027 maturity date of our Credit Facility. We estimate future undiscounted cash flows for the principal portion of our long-term debt to be $316.2 million in 2023.
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

The table below summarizes the carrying amount of our operating lease assets and liabilities:

		December 31,
Leases	Classification	2022	2021
Assets
Operating lease assets	Operating lease assets	$203,764	$215,995
Total lease assets		$203,764	$215,995
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$31,922	$30,828
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	221,604	236,026
Total lease liabilities		$253,526	$266,854
The table below summarizes total lease costs:

	Year Ended December 31,
Lease Cost	2022	2021
Operating lease costs	$48,550	$54,541
Short-term lease costs	2,180	1,752
Variable lease costs	12,976	13,304
Sublease income	(851)	(3,800)
Total lease cost, net	$62,855	$65,797
Our sublease arrangements do not contain renewal options or restrictive covenants. We estimate future sublease rental income to be $1.3 million in 2023, $1.2 million in 2024 and $0.3 million in 2025. There is no future sublease rental income estimated for the years beyond 2025.
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Consolidated Balance Sheets:

As of December 31, 2022
2023	$50,280
2024	47,608
2025	39,257
2026	34,537
2027	34,260
Thereafter	117,722
Total future lease payments	323,664
Less: imputed interest	(70,138)
Total	$253,526

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$51,917	$60,220

Operating lease assets obtained in exchange for lease liabilities	$27,876	$99,084

Weighted average remaining lease term (years)
Operating leases	8.3	8.7

Weighted average discount rate
Operating leases	5.6%	5.4%
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
17. Income Taxes
The table below summarizes significant components of deferred tax assets and liabilities:

	December 31,
	2022	2021
Deferred tax assets
Allowance for expected credit losses	$2,923	$2,048
Accrued vacation and bonus	37,776	40,608
Share-based compensation	14,599	14,374
Notes receivable from employees	11,927	12,911
State net operating loss carryforward	537	1,125
Foreign net operating and capital loss carryforward	11,852	8,357
Foreign tax credit carryforward	4,199	3,536
Deferred compensation	3,049	534
Operating lease assets	64,465	64,482
Employee benefits obligations	519	340
Other, net	763	4,037
Total deferred tax assets	152,609	152,352
Deferred tax liabilities
Revenue recognition	(6,406)	(6,779)
Operating lease liabilities	(51,995)	(52,087)
Property and equipment, net	(12,956)	(14,766)
Equity debt discount	—	(4,214)
Goodwill and intangible assets	(204,634)	(206,105)
Total deferred tax liabilities	(275,991)	(283,951)
Foreign withholding tax	(1,921)	(1,537)
Valuation allowance	(6,459)	(10,315)
Net deferred tax liabilities	$(131,762)	$(143,451)

As of December 31, 2022 and 2021, the Company recorded certain deferred tax assets related to foreign tax credits, foreign capital loss and foreign net operating loss carryforwards, which can be carried forward for periods ranging from 9 years to indefinite. Based on forward-looking financial information, the Company believes it is not more likely than not that the attributes will be utilized. Therefore, valuation allowances of $6.5 million and $10.3 million are recorded against the Company’s deferred tax assets as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, a U.S. subsidiary of the Company (the “Licensor”) entered into an intellectual property license agreement with certain foreign subsidiaries of the Company in consideration of royalty payments that have been partially prepaid (the “License Agreement”). The prepaid royalties remitted to the Licensor are taxable in the U.S. for the year ended December 31, 2022 and represent intangible assets in the foreign subsidiaries that are eliminated in consolidation. The impact on the U.S. current income tax provision was mainly offset by a deferred foreign income tax benefit related to the future tax deductions arising from amortization of intangible assets in the foreign subsidiaries. The License Agreement provides sufficient future taxable income in the U.S. to fully utilize the Company’s existing foreign tax credits in the U.S., which were previously subject to a valuation allowance. The impact on the tax rate for the year ended December 31, 2022 was a combined $9.6 million tax benefit.
During the year ended December 31, 2021, the valuation allowance on the deferred tax assets in Australia was released because of sustained profitability. Additionally, a valuation allowance was recorded in the U.S. on foreign tax credit carryforwards as the Company does not have sufficient foreign source income in the U.S. to fully utilize the foreign tax credits.
As of December 31, 2022, the Company has not recorded a $41.3 million deferred tax liability related to the basis difference in the investment in our foreign subsidiaries, as the investment is considered permanent in nature.
The table below summarizes the components of income before income tax provision from continuing operations:

	Year Ended December 31,
	2022	2021	2020
Domestic	$165,553	$136,008	$122,800
Foreign	132,196	161,939	139,646
Total	$297,749	$297,947	$262,446
The table below summarizes the components of income tax provision from continuing operations:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$24,227	$11,050	$22,164
State	12,935	8,328	10,257
Foreign	34,917	37,656	29,390
	72,079	57,034	61,811
Deferred
Federal	(2,717)	10,766	3,936
State	(1,173)	3,458	362
Foreign	(5,954)	(8,277)	(14,345)
	(9,844)	5,947	(10,047)
Income tax provision	$62,235	$62,981	$51,764

Our income tax provision from continuing operations resulted in effective tax rates that varied from the federal statutory income tax rate as summarized below:

	Year Ended December 31,
	2022	2021	2020
Income tax expense at federal statutory rate	$62,526	$62,569	$55,114
State income taxes, net of federal benefit	10,486	8,643	10,567
Detriment from foreign tax rates	5,811	4,375	1,175
Other expenses not deductible for tax purposes	3,365	2,819	3,079
Adjustment to reserve for uncertain tax positions	(609)	2,665	(1,231)
Share-based compensation	(9,372)	(6,167)	(6,560)
Release of valuation allowance on foreign tax credits	(3,536)	—	(7,336)
Income tax benefit related to the License Agreement, net	(2,034)	—	(3,899)
Release of valuation allowance on Australian deferred tax asset	—	(5,063)	—
U.S. foreign tax credits	(4,049)	(4,859)	—
Valuation allowance on U.S. foreign tax credit carryforwards	—	3,536	—
Deferred tax benefit of United Kingdom tax rate change	—	(3,167)	—
Other adjustments, net	(353)	(2,370)	855
Income tax provision	$62,235	$62,981	$51,764
The income tax provision for the years ended December 31, 2022 and 2021 was $62.2 million and $63.0 million, respectively. The decrease in expense is primarily attributable to the $9.6 million income tax benefit related to the License Agreement, which was largely offset by the following 2021 favorable one-time tax adjustments: a $5.1 million benefit related to the release of the valuation allowance on our deferred tax assets in Australia because of sustained profitability and a $3.2 million benefit related to the remeasurement of our deferred tax asset related to an intellectual property license between our U.S. and United Kingdom (“U.K.”) subsidiaries due to a future change in the U.K. tax rate.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2017. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2014.
Our liability for uncertain tax positions was $3.2 million and $6.4 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, our accrual for the payment of tax-related interest and penalties was not significant.
18. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2022, we had $478.5 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2022	2021	2020
Shares of common stock repurchased and retired	574	422	3,269
Average price paid per share	$154.23	$109.37	$108.11
Total cost	$88,595	$46,124	$353,385
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
Common Stock Outstanding
Common stock outstanding was 34.0 million shares and 34.3 million shares as of December 31, 2022 and 2021, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
19. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. We made contributions related to the plan of $32.4 million, $29.1 million and $26.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
We also maintain several defined contribution pension plans for our employees in the U.K. and other foreign countries. We contributed to these plans $12.6 million, $11.6 million and $9.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services in risk and investigations and disputes, including cybersecurity, and a focus on highly regulated industries such as our Construction & Environmental Solutions and Health Solutions Services. These services are supported by our data & analytics technology-enabled solutions, which help our clients analyze large, disparate sets of data related to their business operations and support our clients during regulatory inquiries and commercial disputes. We deliver a wide range of services centered around five core offerings: Construction & Environmental Solutions, Data & Analytics, Disputes, Health Solutions and Risk and Investigations.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert solutions driven by investigations, litigation, M&A, antitrust and competition, and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.

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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Year Ended December 31,
	2022	2021	2020
Revenues
Corporate Finance	$1,088,573	$938,969	$910,184
FLC	638,478	584,835	500,275
Economic Consulting	695,208	697,405	599,088
Technology	319,983	287,366	223,016
Strategic Communications	286,666	267,647	228,712
Total revenues	$3,028,908	$2,776,222	$2,461,275
Adjusted Segment EBITDA
Corporate Finance	$212,437	$155,482	$216,830
FLC	65,945	72,545	33,374
Economic Consulting	103,090	117,186	91,432
Technology	46,698	55,739	43,013
Strategic Communications	50,620	54,313	38,975
Total Adjusted Segment EBITDA	$478,790	$455,265	$423,624
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

	Year Ended December 31,
	2022	2021	2020
Net income	$235,514	$234,966	$210,682
Add back:
Income tax provision	62,235	62,981	51,764
Interest income and other	(3,918)	(6,193)	412
Interest expense	10,047	20,294	19,805
Unallocated corporate expenses	124,830	104,457	94,463
Segment depreciation expense	32,876	31,072	29,381
Amortization of intangible assets	9,642	10,818	10,387
Segment special charges	7,564	—	6,730
Remeasurement of acquisition-related contingent consideration	—	(3,130)	—
Total Adjusted Segment EBITDA	$478,790	$455,265	$423,624

The table below presents assets by reportable segment, reconciled to consolidated amounts. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and intangible assets.

	December 31,
	2022	2021
Corporate Finance	$1,028,251	$927,543
FLC	475,273	445,602
Economic Consulting	540,133	554,978
Technology	211,218	206,376
Strategic Communications	205,464	214,580
Total segment assets	2,460,339	2,349,079
Unallocated corporate assets	781,068	751,830
Total assets	$3,241,407	$3,100,909
The table below details total revenues by country. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2022	2021	2020
U.S.	$1,922,337	$1,708,673	$1,544,777
U.K.	419,197	461,354	421,125
All other foreign countries (1)	687,374	606,195	495,373
Total revenues	$3,028,908	$2,776,222	$2,461,275

(1) There are no countries included in these amounts that individually represented more than 10 percent of total revenues for the years ended December 31, 2022, 2021 and 2020.
We do not have a single customer that represents 10% or more of our consolidated revenues.
The table below details information on our long-lived assets, which include property and equipment, net and non-current operating lease assets, by country. Long-lived assets have been attributed to locations based on the location of the legal entity holding the assets.

	December 31,
	2022	2021
U.S.	$237,090	$240,226
U.K.	41,343	52,208
All other foreign countries (1)	78,797	65,724
Total long-lived assets	$357,230	$358,158

(1) There are no countries included in these amounts that individually represented more than 10 percent of long-lived assets as of December 31, 2022 and 2021.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2022, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission (“SEC”).
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance” and “Information About Our Executive Officers and Compensation” is incorporated herein by reference.
We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at https://www.fticonsulting.com/~/media/Files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website within four business days following the date of the amendment or waiver, or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 16701 Melford Boulevard, Suite 200, Bowie, MD 20715, email address: joanne.catanese@fticonsulting.com.
The Company files its Policy on Inside Information and Insider Trading (“Insider Trading Policy”) as an exhibit to its Annual Report on Form 10-K filed with the SEC. The Insider Trading Policy is publicly available on our website at https://www.fticonsulting.com/-/media/files/us-files/our-firm/guidelines/policy-statement-on-inside-information-and-insider-trading.pdf.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, McLean VA, PCAOB ID Number: 185.
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
		Consolidated Balance Sheets — December 31, 2022 and 2021
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Cash Flows — Years Ended December 31, 2022, 2021 and 2020
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

3.3
Bylaws of FTI Consulting, Inc., as Amended and Restated Adopted February 21, 2023. (Filed with the Securities and Exchange Commission on February 21, 2023 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 21, 2023 and incorporated herein by reference.)

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

10.59 *
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

10.61 *
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

10.64 *
Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated July 14, 2016 filed with the SEC on July 18, 2016 and incorporated herein by reference.)

10.65 *
Amendment No. 1 dated as of December 5, 2016 to Employment Agreement made and entered into as of December 13, 2013, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated December 5, 2016 filed with the SEC on December 5, 2016 and incorporated herein by reference.)

10.66 *
Amendment No. 2 effective as of March 21, 2017 to Employment Agreement dated as of December 13, 2013, as amended, by and between FTI Consulting, Inc. and Steven Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.67 *
Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated March 21, 2017, filed with the SEC on March 23, 2017 and incorporated herein by reference.)

10.68 *
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

10.73 *
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

10.83 *
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

10.89 *
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 5, 2016, by and between FTI Consulting, Inc. and Ajay Sabherwal. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.90 *
Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 28, 2020, filed with the SEC on March 4, 2019 and incorporated herein by reference.)

10.91 *
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

10.94 *
Amendment No. 5 made and entered into as of January 8, 2020 to Employment Agreement dated December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated January 9, 2020, filed with the SEC on January 13, 2020 and incorporated herein by reference.)

10.95 *
Amendment No. 1 to the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, Effective as of June 3, 2020. (Filed as Appendix B to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2020 and incorporated herein by reference.)

10.96 ±
Amended and Restated Lease dated as of October 26, 2020 by and between 1166 LLC and FTI Consulting, Inc. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on October 29, 2020 and incorporated herein by reference.)

10.97 **
Second Amendment and Restatement Agreement, dated as of November 21, 2022, among FTI Consulting, Inc., a Maryland corporation, the Subsidiaries of the Company party hereto, as Guarantors, the Lenders and L/C Issuers party hereto and Bank of America, N.A., as administrative agent (including Annex B - Second Amended and Restated Credit Agreement dated as of November 21, 2022, by and among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent. (Filed with the Securities and Exchange Commission on November 22, 2022 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 21, 2022 and incorporated herein by reference.)

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

99.2
Policy on Inside Information and Insider Trading, as Amended and Restated Effective April 1, 2019. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting’s Annual Report of Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021 and incorporated herein by reference.)

99.3
Corporate Governance Guidelines, as last Amended and Restated Effective as of September 20, 2018. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2018, filed with the SEC on February 27, 2019 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

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
101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2022, included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or arrangement.
† Filed or furnished herewith.
** With certain exceptions, annexes, exhibits and schedules (or similar attachments) to the Second Amendment and Restatement Agreement and exhibits and schedules to the Second Amended and Restated Credit Agreement are not filed. FTI Consulting, Inc. will furnish supplementally a copy of any omitted annex, exhibit or schedule to the Securities and Exchange Commission upon request.
± Exhibits and schedules (or similar attachments) to the Amended and Restated Lease are not filed. FTI Consulting, Inc. will furnish supplementally a copy of any omitted Exhibit or Schedule (or similar attachment) to the Securities and Exchange Commission upon request.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 23rd day of February 2023.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Ajay Sabherwal
/s/ BRENDAN KEATING	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 23, 2023
Brendan Keating
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 23, 2023
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 23, 2023
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 23, 2023
Mark S. Bartlett
/s/ CLAUDIO COSTAMAGNA	Director	February 23, 2023
Claudio Costamagna
/s/ VERNON ELLIS	Director	February 23, 2023
Vernon Ellis
/s/ NICHOLAS C. FANANDAKIS	Director	February 23, 2023
Nicholas C. Fanandakis
/s/ STEPHEN C. ROBINSON	Director	February 23, 2023
Stephen C. Robinson
/s/ LAUREEN E. SEEGER	Director	February 23, 2023
Laureen E. Seeger