Form 10-Q
period 2023-03-31
FTI CONSULTING, INC
filed 2023-04-27
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2023
Common Stock, $0.01 par value	33,979,832

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$238,539	$491,688
Accounts receivable, net	988,144	896,153
Current portion of notes receivable	27,989	27,292
Prepaid expenses and other current assets	97,733	95,469
Total current assets	1,352,405	1,510,602
Property and equipment, net	163,051	153,466
Operating lease assets	208,894	203,764
Goodwill	1,230,067	1,227,593
Intangible assets, net	22,158	25,514
Notes receivable, net	62,268	55,978
Other assets	62,140	64,490
Total assets	$3,100,983	$3,241,407
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$177,223	$173,953
Accrued compensation	308,762	541,892
Billings in excess of services provided	52,467	53,646
Total current liabilities	538,452	769,491
Long-term debt, net	360,583	315,172
Noncurrent operating lease liabilities	227,066	221,604
Deferred income taxes	158,315	162,374
Other liabilities	95,679	91,045
Total liabilities	1,380,095	1,559,686
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 33,983 (2023) and 34,026 (2022)	340	340
Additional paid-in capital	—	—
Retained earnings	1,887,420	1,858,103
Accumulated other comprehensive loss	(166,872)	(176,722)
Total stockholders’ equity	1,720,888	1,681,721
Total liabilities and stockholders’ equity	$3,100,983	$3,241,407

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$806,706	$723,620
Operating expenses
Direct cost of revenues	553,509	493,104
Selling, general and administrative expenses	184,213	148,971
Amortization of intangible assets	2,182	2,268
	739,904	644,343
Operating income	66,802	79,277
Other income (expense)
Interest income and other	(1,342)	(347)
Interest expense	(2,939)	(2,642)
	(4,281)	(2,989)
Income before income tax provision	62,521	76,288
Income tax provision	14,974	16,967
Net income	$47,547	$59,321
Earnings per common share — basic	$1.43	$1.76
Earnings per common share — diluted	$1.34	$1.66
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$9,850	$(6,191)
Total other comprehensive income (loss), net of tax	9,850	(6,191)
Comprehensive income	$57,397	$53,130

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$47,547	$—	$47,547
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,850	9,850
Issuance of common stock in connection with:
Exercise of options	14	—	449	—	—	449
Restricted share grants, less net settled shares of 55	55	1	(9,514)	—	—	(9,513)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(6)	—	—	(6)
Share-based compensation	—	—	6,365	—	—	6,365
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at March 31, 2023	33,983	$340	$—	$1,887,420	$(166,872)	$1,720,888

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$59,321	$—	$59,321
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(6,191)	(6,191)
Issuance of common stock in connection with:
Exercise of options	26	—	923	—	—	923
Restricted share grants, less net settled shares of 54	134	2	(7,836)	—	—	(7,834)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(22)	—	(3,098)	—	—	(3,098)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	5,967	—	—	5,967
Reclassification of negative additional paid-in capital	—	—	22,851	(22,851)	—	—
Balance at March 31, 2022	34,471	$345	$—	$1,756,704	$(135,031)	$1,622,018

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$47,547	$59,321
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,443	8,907
Amortization of intangible assets	2,182	2,268
Acquisition-related contingent consideration	1,284	(979)
Provision for expected credit losses	7,012	4,859
Share-based compensation	6,365	5,967
Amortization of debt issuance costs and other	646	527
Deferred income taxes	(3,016)	2,379
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(93,739)	(66,471)
Notes receivable	(6,851)	1,345
Prepaid expenses and other assets	321	(3,829)
Accounts payable, accrued expenses and other	1,315	3,096
Income taxes	5,658	1,116
Accrued compensation	(230,967)	(216,560)
Billings in excess of services provided	(1,406)	(5,724)
Net cash used in operating activities	(254,206)	(203,778)
Investing activities
Payments for acquisition of businesses, net of cash received	—	(6,698)
Purchases of property and equipment and other	(18,012)	(12,607)
Net cash used in investing activities	(18,012)	(19,305)
Financing activities
Borrowings under revolving line of credit	90,000	155,000
Repayments under revolving line of credit	(45,000)	(140,000)
Purchase and retirement of common stock	(20,982)	(3,098)
Share-based compensation tax withholdings and other	(9,064)	(6,916)
Payments for business acquisition liabilities	(847)	(2,680)
Deposits and other	1,660	1,855
Net cash provided by financing activities	15,767	4,161
Effect of exchange rate changes on cash and cash equivalents	3,302	(4,420)
Net decrease in cash and cash equivalents	(253,149)	(223,342)
Cash and cash equivalents, beginning of period	491,688	494,485
Cash and cash equivalents, end of period	$238,539	$271,143
Supplemental cash flow disclosures
Cash paid for interest	$3,625	$3,728
Cash paid for income taxes, net of refunds	$12,331	$13,471
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,274	$1,664
Business acquisition liabilities not yet paid	$—	$5,370
Non-cash additions to property and equipment	$213	$4,497
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
2. Significant Accounting Policies
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2022 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
We use the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) on earnings per common share. The conversion feature had a dilutive impact on earnings per common share for the three months ended March 31, 2023 and 2022, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 8, “Debt” for additional information about the 2023 Convertible Notes.

	Three Months Ended March 31,
	2023	2022
Numerator — basic and diluted
Net income	$47,547	$59,321
Denominator
Weighted average number of common shares outstanding — basic	33,301	33,619
Effect of dilutive share-based awards	576	691
Effect of dilutive stock options	305	338
Effect of dilutive convertible notes	1,300	998
Weighted average number of common shares outstanding — diluted	35,482	35,646
Earnings per common share — basic	$1.43	$1.76
Earnings per common share — diluted	$1.34	$1.66
Antidilutive stock options and share-based awards	8	6

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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $4.8 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of March 31, 2023 and December 31, 2022, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $3.2 million and $3.6 million, respectively. We expect to recognize the majority of the related revenues over the next 12 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2023 and December 31, 2022.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of March 31, 2023 and December 31, 2022.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Accounts receivable:
Billed receivables	$728,847	$633,055
Unbilled receivables	307,352	308,873
Allowance for expected credit losses	(48,055)	(45,775)
Accounts receivable, net	$988,144	$896,153
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2023	2022
Provision for expected credit losses	$7,012	$4,859
Write-offs	$7,888	$2,791

Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.

6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2022	$516,500	$234,872	$268,055	$96,727	$111,439	$1,227,593
Foreign currency translation adjustment and other	147	713	194	—	1,420	2,474
Balance at March 31, 2023	$516,647	$235,585	$268,249	$96,727	$112,859	$1,230,067

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring (“Corporate Finance”), Forensic and Litigation Consulting (“FLC”), Economic Consulting or Technology segments as of March 31, 2023 and December 31, 2022.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $307.0 million and $305.6 million as of March 31, 2023 and December 31, 2022, respectively, and accumulated impairment losses of $194.1 million as of March 31, 2023 and December 31, 2022.
Intangible Assets
Intangible assets were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$26,827	$14,006	$12,821	$78,223	$63,810	$14,413
Trademarks	9,570	5,818	3,752	10,950	5,554	5,396
Acquired software and other	833	348	485	846	241	605
	37,230	20,172	17,058	90,019	69,605	20,414
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$42,330	$20,172	$22,158	$95,119	$69,605	$25,514
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $2.2 million and $2.3 million during the three months ended March 31, 2023 and 2022, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of March 31, 2023 (1)
2023 (remaining)	$3,966
2024	3,788
2025	2,955
2026	1,746
2027	1,676
Thereafter	2,927
$17,058

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

7. Financial Instruments
The following tables present the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$13,080	$—	$—	$13,080
2023 Convertible Notes (2)	315,583	—	616,368	—
Total	$328,663	$—	$616,368	$13,080

	December 31, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$14,988	$—	$—	$14,988
2023 Convertible Notes (2)	315,172	—	509,682	—
Total	$330,160	$—	$509,682	$14,988

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)The carrying amount includes unamortized deferred debt issuance costs.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of March 31, 2023 and December 31, 2022.
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

The change in our liability for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2022	$14,988
Accretion expense (1)	$1,284
Payments	(3,430)
Foreign currency translation adjustment (2)	238
Balance at March 31, 2023	$13,080

Contingent Consideration
Balance at December 31, 2021	$15,110
Additions	$5,370
Accretion expense (1)	(979)
Payments	(4,430)
Foreign currency translation adjustment (2)	(115)
Balance at March 31, 2022	$14,956

(1)Accretion expense is included in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in “Other comprehensive income (loss), net of tax” on the Condensed Consolidated Statements of Comprehensive Income.
8. Debt
The table below presents the components of the Company’s debt:

	March 31, 2023	December 31, 2022
2023 Convertible Notes	$316,211	$316,219
Credit Facility	45,000	—
Total debt	361,211	316,219
Less: deferred debt issuance costs	(628)	(1,047)
Long-term debt, net (1)	$360,583	$315,172

(1)There were no current portions of long-term debt as of March 31, 2023 and December 31, 2022. The 2023 Convertible Notes due on August 15, 2023 are classified as long-term debt as of March 31, 2023 because we have the ability and intent to refinance them on a long-term basis under our Credit Facility, which matures on November 21, 2027.
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
The 2023 Convertible Notes were convertible in each of the quarters ended September 30, 2021 through March 31, 2023. The number of conversions in each quarter was immaterial. The circumstances required to allow the holders to convert their 2023 Convertible Notes prior to maturity were met as of March 31, 2023 and the 2023 Convertible Notes will become convertible regardless of such circumstances on or after May 15, 2023; therefore, holders may convert their notes at any time beginning on April 1, 2023 through August 14, 2023. Based on the Company’s stock price on March 31, 2023, the if-converted value of the 2023 Convertible Notes exceeded the principal amount by $299.4 million.
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
Contractual interest expense for the 2023 Convertible Notes was $1.6 million for the three months ended March 31, 2023 and 2022.
Credit Facility
In November 2022, we amended and restated our credit agreement for our senior secured bank revolving credit facility (“Credit Facility”), to, among other things, (i) extend the maturity to November 21, 2027, (ii) increase the revolving line of credit limit from $550.0 million to $900.0 million and (iii) increase the incremental facility from $150.0 million to a maximum of $300.0 million, subject to certain conditions, and incurred an additional $4.0 million of debt issuance costs. The Credit Facility is guaranteed by substantially all of our wholly-owned domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries.
Borrowings under the Credit Facility bear interest at a rate equal to, in the case of: (i) U.S. Dollars (“USD”), at our option, Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR, (ii) euro, Euro Interbank Offered Rate, (iii) British pound, Sterling Overnight Index Average Reference Rate, (iv) Australian dollars, Bank Bill Swap Reference Bid Rate, (v) Canadian dollars, Canadian Dollar Offered Rate, (vi) Swiss franc, Swiss Average Rate Overnight and (vii) Japanese yen, Tokyo Interbank Offered Rate, in each case, plus an applicable margin that will fluctuate between 1.25% per annum and 2.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time or, in the case of USD borrowings, an alternative base rate plus an applicable margin that will fluctuate between 0.25% per annum and 1.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio at such time. The alternative base rate is a fluctuating rate per annum equal to the highest of (1) the federal funds rate plus the sum of 50 basis points, (2) the rate of interest in effect for such day as the prime rate announced by Bank of America, and (3) the one-month Term SOFR plus 100 basis points.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
The Company classified the borrowings under the Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. As of March 31, 2023, $0.4 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $4.1 million and $4.3 million of unamortized debt issuance costs related to the Credit Facility as of March 31, 2023 and December 31, 2022, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.

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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$208,894	$203,764
Total lease assets		$208,894	$203,764
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$31,585	$31,922
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	227,066	221,604
Total lease liabilities		$258,651	$253,526
The table below summarizes total lease costs:

	Three Months Ended March 31,
Lease Cost	2023	2022
Operating lease costs	$12,983	$12,362
Short-term lease costs	692	405
Variable lease costs	3,111	3,228
Sublease income	(319)	(266)
Total lease cost, net	$16,467	$15,729
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of March 31, 2023
2023 (remaining)	$37,490
2024	49,438
2025	42,003
2026	36,907
2027	36,679
Thereafter	127,551
Total future lease payments	330,068
Less: imputed interest	(71,417)
Total	$258,651

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,170	$11,693

Operating lease assets obtained in exchange for lease liabilities	$13,105	$411

Weighted average remaining lease term (years)
Operating leases	8.3	8.7

Weighted average discount rate
Operating leases	5.7%	5.4%
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
11. Share-Based Compensation
During the three months ended March 31, 2023, we granted 22,976 restricted share awards, 80,346 restricted stock units and 79,682 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023, no shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 7,815 performance stock units were forfeited during the three months ended March 31, 2023 as the award targets were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2023	2022
Direct cost of revenues	$4,699	$3,969
Selling, general and administrative expenses	5,044	3,077
Total share-based compensation expense	$9,743	$7,046
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2023, we had $460.7 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2023	2022
Shares of common stock repurchased and retired	112	22
Average price paid per share	$158.70	$143.36
Total cost	$17,797	$3,098
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
Common stock outstanding was approximately 34.0 million shares as of March 31, 2023 and December 31, 2022. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert solutions driven by investigations, litigation, mergers & acquisitions, antitrust and competition, and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security services.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2023	2022
Revenues
Corporate Finance	$299,987	$253,329
FLC	173,404	153,896
Economic Consulting	169,595	165,977
Technology	90,618	80,484
Strategic Communications	73,102	69,934
Total revenues	$806,706	$723,620
Adjusted Segment EBITDA
Corporate Finance	$55,020	$53,539
FLC	18,611	17,257
Economic Consulting	14,193	21,195
Technology	15,366	13,363
Strategic Communications	9,556	15,713
Total Adjusted Segment EBITDA	$112,746	$121,067
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2023	2022
Net income	$47,547	$59,321
Add back:
Income tax provision	14,974	16,967
Interest income and other	1,342	347
Interest expense	2,939	2,642
Unallocated corporate expenses	34,735	31,338
Segment depreciation expense	9,027	8,184
Amortization of intangible assets	2,182	2,268
Total Adjusted Segment EBITDA	$112,746	$121,067

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three months ended March 31, 2023 and 2022, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert solutions driven by investigations, litigation, mergers & acquisitions (“M&A”), antitrust and competition, and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security services.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2023	2022

	(dollar amounts in thousands, except per share data)
Revenues	$806,706	$723,620
Net income	$47,547	$59,321
Adjusted EBITDA	$78,427	$90,452
Earnings per common share — diluted	$1.34	$1.66
Adjusted earnings per common share — diluted	$1.34	$1.66
Net cash used in operating activities	$(254,206)	$(203,778)
Total number of employees	7,794	6,977
First Quarter 2023 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2023 increased $83.1 million, or 11.5%, to $806.7 million, as compared to the three months ended March 31, 2022, which included a 2.3% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $99.7 million, or 13.8%, across all of our segments, primarily due to higher demand in our Corporate Finance, FLC and Technology segments compared to the same quarter in the prior year.
Net income
Net income for the three months ended March 31, 2023 decreased $11.8 million, or 19.8%, to $47.5 million, as compared to the three months ended March 31, 2022. The decrease in net income was due to higher direct compensation expenses, which included the impact of an 11.0% increase in billable headcount, and an increase in selling, general and administrative (“SG&A”) expenses, which included the impact of a 14.4% increase in non-billable headcount and FX remeasurement losses, which was partially offset by an increase in revenues compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2023 decreased $12.0 million, or 13.3%, to $78.4 million, as compared to the three months ended March 31, 2022. Adjusted EBITDA Margin of 9.7% for the three months ended March 31, 2023 compared to 12.5% for the three months ended March 31, 2022. The decrease in Adjusted EBITDA was due to higher direct compensation expenses, which included the impact of an 11.0% increase in billable headcount, and SG&A expenses, which included the impact of a 14.4% increase in non-billable headcount, which was partially offset by an increase in revenues compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2023 decreased $0.32 to $1.34 compared to $1.66 for the three months ended March 31, 2022. The decrease in EPS was primarily due to lower net income as described above.
Adjusted EPS was equal to EPS for the three months ended March 31, 2023 and 2022, respectively.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended March 31, 2023 increased $50.4 million to $254.2 million compared with $203.8 million for the three months ended March 31, 2022. The increase in net cash used in operating activities was primarily due to an increase in salaries largely related to headcount growth, higher operating expenses and an increase in annual bonus payments, which was partially offset by an increase in cash collected resulting from higher revenues compared to the same quarter in the prior year. Days sales outstanding (“DSO”) of 102 days at March 31, 2023 compared to 96 days at March 31, 2022. The increase in DSO was primarily due to cash collections that have not kept pace with higher revenues.
Free Cash Flow was an outflow of $272.2 million and $216.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase for the three months ended March 31, 2023 was primarily due to higher net cash used in operating activities, as described above, and an increase in net cash used for purchases of property and equipment.

Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the three months ended March 31, 2023.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2022	1,946	1,584	1,007	556	970	6,063	1,572	7,635
Additions (reductions), net	56	(7)	24	25	25	123	36	159
March 31, 2023	2,002	1,577	1,031	581	995	6,186	1,608	7,794
Percentage change in headcount from December 31, 2022	2.9%	(0.4)%	2.4%	4.5%	2.6%	2.0%	2.3%	2.1%
CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2023	2022

	(in thousands, except per share data)
Revenues
Corporate Finance	$299,987	$253,329
FLC	173,404	153,896
Economic Consulting	169,595	165,977
Technology	90,618	80,484
Strategic Communications	73,102	69,934
Total revenues	$806,706	$723,620
Segment operating income
Corporate Finance	$51,216	$50,053
FLC	17,048	15,542
Economic Consulting	12,700	19,943
Technology	11,890	10,243
Strategic Communications	8,683	14,834
Total segment operating income	101,537	110,615
Unallocated corporate expenses	(34,735)	(31,338)
Operating income	66,802	79,277
Other income (expense)
Interest income and other	(1,342)	(347)
Interest expense	(2,939)	(2,642)
	(4,281)	(2,989)
Income before income tax provision	62,521	76,288
Income tax provision	14,974	16,967
Net income	$47,547	$59,321
Earnings per common share — basic	$1.43	$1.76
Earnings per common share — diluted	$1.34	$1.66

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income	$47,547	$59,321
Add back:
Income tax provision	14,974	16,967
Interest income and other	1,342	347
Interest expense	2,939	2,642
Depreciation and amortization	9,443	8,907
Amortization of intangible assets	2,182	2,268
Adjusted EBITDA	$78,427	$90,452
 Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:
Net Income and EPS were equal to Adjusted Net Income and Adjusted EPS, respectively, for the three months ended March 31, 2023 and 2022.
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(254,206)	$(203,778)
Purchases of property and equipment	(18,033)	(12,607)
Free Cash Flow	$(272,239)	$(216,385)
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended March 31, 2023 increased $3.4 million, or 10.8%, to $34.7 million compared with $31.3 million for the three months ended March 31, 2022. The increase was primarily due to higher compensation expenses, which was partially offset by certain infrastructure support expenses that were not previously allocated to the segments.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.0 million to a $1.3 million loss for the three months ended March 31, 2023 compared with a $0.3 million loss for the three months ended March 31, 2022. The decline was primarily due to a $3.1 million increase in net FX losses, which was partially offset by a $2.1 million increase in interest income.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended March 31, 2023 increased $0.3 million to $2.9 million compared to $2.6 million for the three months ended March 31, 2022. The increase was primarily due to higher commitment fees on our senior secured bank revolving credit facility (“Credit Facility”).

Income tax provision
Our income tax provision decreased $2.0 million, or 11.7%, to $15.0 million for the three months ended March 31, 2023 compared to $17.0 million for the three months ended March 31, 2022. Our effective tax rate of 24.0% for the three months ended March 31, 2023 compared to 22.2% for the three months ended March 31, 2022. The decrease in the income tax provision was due to a decrease in income before income tax provision, which was partially offset by an increase in the tax rate. The tax rate for the three months ended March 31, 2023 was unfavorably impacted by an increase in foreign taxes and a less favorable tax benefit related to share-based compensation as compared to the three months ended March 31, 2022 due to fewer shares vesting, which was partially offset by a foreign tax credit benefit.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income	$47,547	$59,321
Add back:
Income tax provision	14,974	16,967
Interest income and other	1,342	347
Interest expense	2,939	2,642
Unallocated corporate expenses	34,735	31,338
Total segment operating income	101,537	110,615
Add back:
Segment depreciation expense	9,027	8,184
Amortization of intangible assets	2,182	2,628
Total Adjusted Segment EBITDA	$112,746	$121,067

Other Segment Operating Data

	Three Months Ended March 31,
	2023	2022
Number of revenue-generating professionals (at period end):
Corporate Finance	2,002	1,757
FLC	1,577	1,513
Economic Consulting	1,031	950
Technology (1)	581	496
Strategic Communications	995	856
Total revenue-generating professionals	6,186	5,572
Utilization rates of billable professionals: (2)
Corporate Finance	62%	63%
FLC	55%	55%
Economic Consulting	68%	72%
Average billable rate per hour: (3)
Corporate Finance	$460	$450
FLC	$376	$357
Economic Consulting	$458	$484

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 499 as-needed employees during the three months ended March 31, 2023 compared with 600 as-needed employees during the three months ended March 31, 2022.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands, except rate per hour)
Revenues	$299,987	$253,329
Percentage change in revenues from prior year	18.4%	12.0%
Operating expenses
Direct cost of revenues	197,828	166,247
Selling, general and administrative expenses	49,031	35,209
Amortization of intangible assets	1,912	1,820
	248,771	203,276
Segment operating income	51,216	50,053
Percentage change in segment operating income from prior year	2.3%	45.9%
Add back:
Depreciation and amortization of intangible assets	3,804	3,486
Adjusted Segment EBITDA	$55,020	$53,539
Gross profit (1)	$102,159	$87,082
Percentage change in gross profit from prior year	17.3%	29.8%
Gross profit margin (2)	34.1%	34.4%
Adjusted Segment EBITDA as a percentage of revenues	18.3%	21.1%
Number of revenue-generating professionals (at period end)	2,002	1,757
Percentage change in number of revenue-generating professionals from prior year	13.9%	4.3%
Utilization rate of billable professionals	62%	63%
Average billable rate per hour	$460	$450

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues increased $46.7 million, or 18.4%, to $300.0 million for the three months ended March 31, 2023, which included a 1.9% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $51.4 million, or 20.3%, primarily due to increased demand and realization across our restructuring and business transformation services, which was partially offset by lower demand for our transaction services.
Gross profit increased $15.1 million, or 17.3%, to $102.2 million for the three months ended March 31, 2023. Gross profit margin decreased 0.3 percentage points for the three months ended March 31, 2023. The decrease in gross profit margin was largely due to higher pass-through revenues, which was partially offset by lower compensation expenses as a percentage of revenues.
SG&A expenses increased $13.8 million, or 39.3%, to $49.0 million for the three months ended March 31, 2023, which included a 1.8% estimated positive impact from FX. SG&A expenses of 16.3% of revenues for the three months ended March 31, 2023 compared with 13.9% of revenues for the three months ended March 31, 2022. The increase in SG&A expenses was primarily due to higher business development, infrastructure support, and travel and entertainment expenses, as well as higher acquisition-related contingent consideration expenses.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands, except rate per hour)
Revenues	$173,404	$153,896
Percentage change in revenues from prior year	12.7%	2.0%
Operating expenses
Direct cost of revenues	122,061	110,478
Selling, general and administrative expenses	34,111	27,628
Amortization of intangible assets	184	248
	156,356	138,354
Segment operating income	17,048	15,542
Percentage change in segment operating income from prior year	9.7%	-44.5%
Add back:
Depreciation and amortization of intangible assets	1,563	1,715
Adjusted Segment EBITDA	$18,611	$17,257
Gross profit (1)	$51,343	$43,418
Percentage change in gross profit from prior year	18.3%	-15.7%
Gross profit margin (2)	29.6%	28.2%
Adjusted Segment EBITDA as a percentage of revenues	10.7%	11.2%
Number of revenue-generating professionals (at period end)	1,577	1,513
Percentage change in number of revenue-generating professionals from prior year	4.2%	10.7%
Utilization rate of billable professionals	55%	55%
Average billable rate per hour	$376	$357

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues increased $19.5 million, or 12.7%, to $173.4 million for the three months ended March 31, 2023, which included a 1.6% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $22.0 million, or 14.3%, primarily due to higher demand for our data & analytics, investigations and heath solutions services, as well as higher realization across all services due to the mix of client engagements.
Gross profit increased $7.9 million, or 18.3%, to $51.3 million for the three months ended March 31, 2023. Gross profit margin of 29.6% increased 1.4 percentage points for the three months ended March 31, 2023. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues, which was partially offset by higher as-needed contractor costs on several health solutions services engagements.
SG&A expenses increased $6.5 million, or 23.5%, to $34.1 million for the three months ended March 31, 2023, which included a 1.6% estimated positive impact from FX. SG&A expenses of 19.7% of revenues for the three months ended March 31, 2023 compared with 18.0% of revenues for the three months ended March 31, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation, bad debt, and travel and entertainment expenses.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands, except rate per hour)
Revenues	$169,595	$165,977
Percentage change in revenues from prior year	2.2%	-1.9%
Operating expenses
Direct cost of revenues	131,846	124,470
Selling, general and administrative expenses	25,049	21,564
	156,895	146,034
Segment operating income	12,700	19,943
Percentage change in segment operating income from prior year	-36.3%	-21.0%
Add back:
Depreciation and amortization	1,493	1,252
Adjusted Segment EBITDA	$14,193	$21,195
Gross profit (1)	$37,749	$41,507
Percentage change in gross profit from prior year	-9.1%	-5.9%
Gross profit margin (2)	22.3%	25.0%
Adjusted Segment EBITDA as a percentage of revenues	8.4%	12.8%
Number of revenue-generating professionals (at period end)	1,031	950
Percentage change in number of revenue-generating professionals from prior year	8.5%	6.7%
Utilization rate of billable professionals	68%	72%
Average billable rate per hour	$458	$484

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues increased $3.6 million, or 2.2%, to $169.6 million for the three months ended March 31, 2023, which included a 3.0% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $8.6 million, or 5.2%, primarily due to higher demand for our M&A-related antitrust services and higher realization for our non-M&A-related antitrust services, which was partially offset by lower demand for our non-M&A-related antitrust services.
Gross profit decreased $3.8 million, or 9.1%, to $37.7 million for the three months ended March 31, 2023. Gross profit margin decreased 2.7 percentage points for the three months ended March 31, 2023. The decrease in gross profit margin was primarily due to a 4 percentage point decline in utilization, lower realization and higher compensation expenses as a percentage of revenues, which included the impact of an 8.5% increase in billable headcount.
SG&A expenses increased $3.5 million, or 16.2%, to $25.0 million for the three months ended March 31, 2023, which included a 4.1% estimated positive impact from FX. SG&A expenses of 14.8% of revenues for the three months ended March 31, 2023 compared with 13.0% of revenues for the three months ended March 31, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, travel and entertainment, and outside services expenses.

TECHNOLOGY

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenues	$90,618	$80,484
Percentage change in revenues from prior year	12.6%	1.3%
Operating expenses
Direct cost of revenues	53,978	50,915
Selling, general and administrative expenses	24,750	19,326
	78,728	70,241
Segment operating income	11,890	10,243
Percentage change in segment operating income from prior year	16.1%	-44.8%
Add back:
Depreciation and amortization	3,476	3,120
Adjusted Segment EBITDA	$15,366	$13,363
Gross profit (1)	$36,640	$29,569
Percentage change in gross profit from prior year	23.9%	-12.8%
Gross profit margin (2)	40.4%	36.7%
Adjusted Segment EBITDA as a percentage of revenues	17.0%	16.6%
Number of revenue-generating professionals (at period end) (3)	581	496
Percentage change in number of revenue-generating professionals from prior year	17.1%	17.3%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues increased $10.1 million, or 12.6%, to $90.6 million for the three months ended March 31, 2023, compared to $80.5 million for the three months ended March 31, 2022, which included a 2.0% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $11.8 million, or 14.6%, primarily due to higher demand for investigations and litigation services, which was partially offset by lower demand for information governance, privacy & security services.
Gross profit increased $7.1 million, or 23.9%, to $36.6 million for the three months ended March 31, 2023. Gross profit margin increased 3.7 percentage points for the three months ended March 31, 2023. The increase in gross profit margin was primarily due to a more favorable mix of our processing and hosting services.
SG&A expenses increased $5.4 million, or 28.1%, to $24.8 million for the three months ended March 31, 2023, which included a 2.3% estimated positive impact from FX. SG&A expenses of 27.3% of revenues for the three months ended March 31, 2023 compared with 24.0% of revenues for the three months ended March 31, 2022. The increase in SG&A expenses was primarily due to higher bad debt, compensation, infrastructure support, and travel and entertainment expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenues	$73,102	$69,934
Percentage change in revenues from prior year	4.5%	15.6%
Operating expenses
Direct cost of revenues	47,804	40,994
Selling, general and administrative expenses	16,529	13,906
Amortization of intangible assets	86	200
	64,419	55,100
Segment operating income	8,683	14,834
Percentage change in segment operating income from prior year	-41.5%	62.7%
Add back:
Depreciation and amortization of intangible assets	873	879
Adjusted Segment EBITDA	$9,556	$15,713
Gross profit (1)	$25,298	$28,940
Percentage change in gross profit from prior year	-12.6%	36.5%
Gross profit margin (2)	34.6%	41.4%
Adjusted Segment EBITDA as a percentage of revenues	13.1%	22.5%
Number of revenue-generating professionals (at period end)	995	856
Percentage change in number of revenue-generating professionals from prior year	16.2%	10.0%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues increased $3.2 million, or 4.5%, to $73.1 million for the three months ended March 31, 2023, which included a 4.1% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $6.0 million, or 8.6%, primarily driven by higher demand for our corporate reputation services.
Gross profit decreased $3.6 million, or 12.6%, to $25.3 million for the three months ended March 31, 2023. Gross profit margin decreased 6.8 percentage points for the three months ended March 31, 2023. The decrease in gross profit margin was primarily driven by higher compensation expenses as a percentage of revenues, which included the impact of a 16.2% increase in billable headcount.
SG&A expenses increased $2.6 million, or 18.9%, to $16.5 million for the three months ended March 31, 2023, which included a 3.7% estimated positive impact from FX. SG&A expenses of 22.6% of revenues for the three months ended March 31, 2023 compared with 19.9% of revenues for the three months ended March 31, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support and travel and entertainment expenses.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2022 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that reflect our more significant judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Goodwill and Intangible Assets
There were no material changes to our critical accounting estimates from the information provided in “Critical Accounting Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022, or from the information provided in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our annual cash flows from operations generally exceed our cash needs for capital expenditures and debt service requirements. We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. During the first quarter of each fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. Our operating cash flows generally exceed our cash needs subsequent to the second quarter of each fiscal year. We believe that our cash flows from operations, supplemented by borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our cash needs for at least the next 12 months, including the repayment of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) at maturity on August 15, 2023, unless earlier converted or repurchased.
Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, notes receivable from employees, accounts payable, accrued expenses and accrued compensation expenses. The timing of billings and collections of receivables, as well as compensation and vendor payments, affects the changes in these balances.
Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to our reporting currency of USD. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive loss.”

Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic and workforce disruptions arise, including related to COVID-19 or any future public health crisis, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility or the 2023 Convertible Notes. See “Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Flows

	Three Months Ended March 31,
	2023	2022

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(254,206)	$(203,778)
Net cash used in investing activities	$(18,012)	$(19,305)
Net cash provided by financing activities	$15,767	$4,161
Effect of exchange rate changes on cash and cash equivalents	$3,302	$(4,420)
DSO (1)	102	96

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Net cash used in operating activities of $254.2 million for the three months ended March 31, 2023 compared with $203.8 million for the three months ended March 31, 2022. The increase of $50.4 million, or 24.7%, in net cash used in operating activities was primarily due to an increase in salaries largely related to headcount growth, higher operating expenses and an increase in annual bonus payments, which was partially offset by an increase in cash collected resulting from higher revenues compared to the prior year. DSO was 102 and 96 days as of March 31, 2023 and 2022, respectively. The increase in DSO was primarily due to cash collections that have not kept pace with higher revenues.
Net cash used in investing activities of $18.0 million for the three months ended March 31, 2023 compared with $19.3 million for the three months ended March 31, 2022. The decrease of $1.3 million, or 6.7%, in net cash used in investing activities was primarily due to a $6.7 million decrease in payments for the acquisition of businesses, as there were no acquisitions of businesses during the three months ended March 31, 2023, which was partially offset by an increase of $5.4 million in capital expenditures.
Net cash provided by financing activities of $15.8 million for the three months ended March 31, 2023 compared with $4.2 million for the three months ended March 31, 2022. The increase of $11.6 million, or 278.9%, in net cash provided by financing activities was primarily due to an increase in net borrowings of $30.0 million under our Credit Facility, which was partially offset by an increase of $17.9 million in payments for common stock repurchases under the Repurchase Program as compared to the prior year.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $3.3 million for the three months ended March 31, 2023 compared to an unfavorable impact of $4.4 million for the three months ended March 31, 2022.
Principal Sources of Capital Resources
As of March 31, 2023, our capital resources included $238.5 million of cash and cash equivalents and available borrowing capacity of $854.6 million under the $900.0 million revolving line of credit under our Credit Facility. As of March 31, 2023, we had $45.0 million of outstanding borrowings under our Credit Facility and $0.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
The availability of borrowings, as well as issuances and extensions of letters of credit under our Credit Facility are subject to specified conditions. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $1.2 billion. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of borrowing rates and guarantees under the Credit Facility.
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of March 31, 2023, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022, between us and U.S. Bank National Association, as trustee, governing the 2023 Convertible Notes. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.
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
•debt service requirements, including interest payments on our long-term debt and payment of the 2023 Convertible Notes principal and any conversion premium at maturity or upon earlier conversion or repurchase;
•compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs;
•discretionary funding of the Repurchase Program;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and

•other known future contractual obligations.
Capital Expenditures
During the three months ended March 31, 2023, we spent $18.0 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2023, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $36 million and $45 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
Share Repurchase Program
During the three months ended March 31, 2023, we made $21.0 million in payments for common stock repurchases under the Repurchase Program. We had $460.7 million remaining under the Repurchase Program to repurchase additional shares as of March 31, 2023.
Future Contractual Obligations
Our future contractual obligations as of March 31, 2023 include both current and non-current obligations. We have short-term obligations related to the 2023 Convertible Notes, which will mature on August 15, 2023, unless earlier converted or repurchased. We have remaining interest payments associated with the 2023 Convertible Notes of $3.2 million, of which $0.8 million is accrued as of March 31, 2023 and classified as a current liability on the Condensed Consolidated Balance Sheets. The principal portion of the 2023 Convertible Notes of $316.2 million is classified as a non-current liability on the Condensed Consolidated Balance Sheets. The 2023 Convertible Notes are classified as long-term debt as of March 31, 2023 because we have the ability and intent to refinance them on a long-term basis under our Credit Facility, which matures on November 21, 2027. As of March 31, 2023, there were $45.0 million in outstanding borrowings under our Credit Facility. For more information on our 2023 Convertible Notes and Credit Facility, refer to Note 8, “Debt” in Part I, Item 1. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to March 31, 2023 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have current obligations of $31.6 million and non-current obligations of $227.1 million.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
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
•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered; and
•the continued evolution of COVID-19, or new public health crises that may arise in the future, could have adverse and disparate impacts on the Company, our employees, clients and geographic regions in which we conduct business.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on February 23, 2023. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value That May Yet Be Purchased Under the Program

	(in thousands, except per share data)
January 1 through January 31, 2023	99	(2)	$158.56	93	(5)	$463,668
February 1 through February 28, 2023	47	(3)	$162.28	19	(6)	$460,653
March 1 through March 31, 2023	21	(4)	$184.62	—		$460,653
	167			112

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended March 31, 2023, we repurchased an aggregate of 112,139 shares of our common stock under the Repurchase Program at an average price of $158.70 per share for a total cost of approximately $17.8 million.
(2)Includes 5,930 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 28,287 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 21,279 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(5)During the month ended January 31, 2023, we repurchased and retired 93,239 shares of common stock, at an average price per share of $158.54, for an aggregate cost of $14.8 million.
(6)During the month ended February 28, 2023, we repurchased and retired 18,900 shares of common stock, at an average price per share of $159.51, for an aggregate cost of $3.0 million.

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

3.3
Bylaws of FTI Consulting, Inc., as Amended and Restated Adopted February 20, 2023. (Filed with the Securities and Exchange Commission on February 21, 2023 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated February 20, 2023 and incorporated herein by reference.)

19.1†	Policy on Inside Information and Insider Trading [Amended and Restated Effective February 27, 2023]

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 27, 2023

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)