Form 10-Q
period 2023-06-30
FTI CONSULTING, INC
filed 2023-07-27
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2023
Common Stock, $0.01 par value	34,029,357

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$203,539	$491,688
Accounts receivable, net	1,138,061	896,153
Current portion of notes receivable	30,629	27,292
Prepaid expenses and other current assets	108,054	95,469
Total current assets	1,480,283	1,510,602
Property and equipment, net	164,886	153,466
Operating lease assets	206,819	203,764
Goodwill	1,231,769	1,227,593
Intangible assets, net	20,741	25,514
Notes receivable, net	75,273	55,978
Other assets	66,540	64,490
Total assets	$3,246,311	$3,241,407
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$172,288	$173,953
Accrued compensation	420,885	541,892
Billings in excess of services provided	51,528	53,646
Total current liabilities	644,701	769,491
Long-term debt, net	340,548	315,172
Noncurrent operating lease liabilities	223,403	221,604
Deferred income taxes	155,754	162,374
Other liabilities	86,753	91,045
Total liabilities	1,451,159	1,559,686
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 34,034 (2023) and 34,026 (2022)	340	340
Additional paid-in capital	5,473	—
Retained earnings	1,949,815	1,858,103
Accumulated other comprehensive loss	(160,476)	(176,722)
Total stockholders’ equity	1,795,152	1,681,721
Total liabilities and stockholders’ equity	$3,246,311	$3,241,407

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$864,591	$754,992	$1,671,297	$1,478,612
Operating expenses
Direct cost of revenues	588,094	520,080	1,141,603	1,013,184
Selling, general and administrative expenses	186,371	167,940	370,584	316,911
Amortization of intangible assets	1,417	2,737	3,599	5,005
	775,882	690,757	1,515,786	1,335,100
Operating income	88,709	64,235	155,511	143,512
Other income (expense)
Interest income and other	(584)	2,994	(1,926)	2,647
Interest expense	(3,022)	(2,448)	(5,961)	(5,090)
	(3,606)	546	(7,887)	(2,443)
Income before income tax provision	85,103	64,781	147,624	141,069
Income tax provision	22,708	13,353	37,682	30,320
Net income	$62,395	$51,428	$109,942	$110,749
Earnings per common share — basic	$1.87	$1.52	$3.30	$3.29
Earnings per common share — diluted	$1.75	$1.43	$3.09	$3.10
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$6,396	$(40,679)	$16,246	$(46,870)
Total other comprehensive income (loss), net of tax	6,396	(40,679)	16,246	(46,870)
Comprehensive income	$68,791	$10,749	$126,188	$63,879

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$47,547	$—	$47,547
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,850	9,850
Issuance of common stock in connection with:
Exercise of options	14	—	449	—	—	449
Restricted share grants, less net settled shares of 55	55	1	(9,514)	—	—	(9,513)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(6)	—	—	(6)
Share-based compensation	—	—	6,365	—	—	6,365
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at March 31, 2023	33,983	$340	$—	$1,887,420	$(166,872)	$1,720,888
Net income	—	$—	$—	$62,395	$—	$62,395
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6,396	6,396
Issuance of common stock in connection with:
Exercise of options	21	—	718	—	—	718
Restricted share grants, less net settled shares of 13	30	—	(2,408)	—	—	(2,408)
Conversion of convertible senior notes due 2023	—	—	(375)	—	—	(375)
Share-based compensation	—	—	7,538	—	—	7,538
Balance at June 30, 2023	34,034	$340	$5,473	$1,949,815	$(160,476)	$1,795,152

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$59,321	$—	$59,321
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(6,191)	(6,191)
Issuance of common stock in connection with:
Exercise of options	26	—	923	—	—	923
Restricted share grants, less net settled shares of 54	134	2	(7,836)	—	—	(7,834)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(22)	—	(3,098)	—	—	(3,098)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	5,967	—	—	5,967
Reclassification of negative additional paid-in capital	—	—	22,851	(22,851)	—	—
Balance at March 31, 2022	34,471	$345	$—	$1,756,704	$(135,031)	$1,622,018
Net income	—	$—	$—	$51,428	$—	$51,428
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(40,679)	(40,679)
Issuance of common stock in connection with:
Exercise of options	22	—	687	—	—	687
Restricted share grants, less net settled shares of 55	47	—	(8,907)	—	—	(8,907)
Conversion of convertible senior notes due 2023	—	—	(11)	—	—	(11)
Share-based compensation	—	—	6,083	—	—	6,083
Reclassification of negative additional paid-in capital	—	—	2,647	(2,647)	—	—
Balance at June 30, 2022	34,540	$345	$499	$1,805,485	$(175,710)	$1,630,619

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$109,942	$110,749
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,547	18,095
Amortization of intangible assets	3,599	5,005
Acquisition-related contingent consideration	3,543	133
Provision for expected credit losses	11,188	8,752
Share-based compensation	13,903	12,050
Amortization of debt issuance costs and other	1,296	1,068
Deferred income taxes	(6,571)	2,713
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(245,999)	(180,737)
Notes receivable	(22,539)	(1,985)
Prepaid expenses and other assets	(6,718)	(810)
Accounts payable, accrued expenses and other	(159)	13,854
Income taxes	(13,122)	(14,834)
Accrued compensation	(130,625)	(147,209)
Billings in excess of services provided	(2,485)	4,425
Net cash used in operating activities	(265,200)	(168,731)
Investing activities
Payments for acquisition of businesses, net of cash received	—	(6,698)
Purchases of property and equipment and other	(29,027)	(25,637)
Net cash used in investing activities	(29,027)	(32,335)
Financing activities
Borrowings under revolving line of credit	245,000	165,000
Repayments under revolving line of credit	(220,000)	(165,000)
Purchase and retirement of common stock	(20,982)	(3,098)
Share-based compensation tax withholdings and other	(10,755)	(14,827)
Payments for business acquisition liabilities	(2,660)	(4,161)
Deposits and other	454	4,887
Net cash used in financing activities	(8,943)	(17,199)
Effect of exchange rate changes on cash and cash equivalents	15,021	(20,490)
Net decrease in cash and cash equivalents	(288,149)	(238,755)
Cash and cash equivalents, beginning of period	491,688	494,485
Cash and cash equivalents, end of period	$203,539	$255,730
Supplemental cash flow disclosures
Cash paid for interest	$4,144	$4,279
Cash paid for income taxes, net of refunds	$57,376	$42,440
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,274	$1,664
Business acquisition liabilities not yet paid	$—	$5,370
Non-cash additions to property and equipment	$717	$3,695
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
We use the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) on earnings per common share. The conversion feature had a dilutive impact on earnings per common share for the three and six months ended June 30, 2023 and 2022, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. See Note 8, “Debt” for additional information about the 2023 Convertible Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator — basic and diluted
Net income	$62,395	$51,428	$109,942	$110,749
Denominator
Weighted average number of common shares outstanding — basic	33,359	33,790	33,331	33,705
Effect of dilutive share-based awards	550	586	562	639
Effect of dilutive stock options	297	331	301	334
Effect of dilutive convertible notes	1,444	1,202	1,372	1,100
Weighted average number of common shares outstanding — diluted	35,650	35,909	35,566	35,778
Earnings per common share — basic	$1.87	$1.52	$3.30	$3.29
Earnings per common share — diluted	$1.75	$1.43	$3.09	$3.10
Antidilutive stock options and share-based awards	3	23	6	15

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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $7.8 million and $5.4 million for the three and six months ended June 30, 2023, respectively, and $11.6 million and $13.1 million for the three and six months ended June 30, 2022, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of June 30, 2023 and December 31, 2022, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $6.5 million and $3.6 million, respectively. We expect to recognize the majority of the related revenues over the next 18 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2023 and December 31, 2022.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of June 30, 2023 and December 31, 2022.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Accounts receivable:
Billed receivables	$705,316	$633,055
Unbilled receivables	483,711	308,873
Allowance for expected credit losses	(50,966)	(45,775)
Accounts receivable, net	$1,138,061	$896,153
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for expected credit losses	$4,176	$3,894	$11,188	$8,752
Write-offs	$1,665	$3,249	$9,553	$6,040

Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.

6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2022	$516,500	$234,872	$268,055	$96,727	$111,439	$1,227,593
Foreign currency translation adjustment and other	(282)	1,332	262	63	2,801	4,176
Balance at June 30, 2023	$516,218	$236,204	$268,317	$96,790	$114,240	$1,231,769

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring (“Corporate Finance”), Forensic and Litigation Consulting (“FLC”), Economic Consulting or Technology segments as of June 30, 2023 and December 31, 2022.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $308.3 million and $305.6 million as of June 30, 2023 and December 31, 2022, respectively, and accumulated impairment losses of $194.1 million as of June 30, 2023 and December 31, 2022.
Intangible Assets
Intangible assets were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$26,836	$14,939	$11,897	$78,223	$63,810	$14,413
Trademarks	9,584	6,240	3,344	10,950	5,554	5,396
Acquired software and other	856	456	400	846	241	605
	37,276	21,635	15,641	90,019	69,605	20,414
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$42,376	$21,635	$20,741	$95,119	$69,605	$25,514
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1.4 million and $3.6 million during the three and six months ended June 30, 2023, respectively, and $2.7 million and $5.0 million for the three and six months ended June 30, 2022, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of June 30, 2023 (1)
2023 (remaining)	$2,563
2024	3,788
2025	2,968
2026	1,742
2027	1,670
Thereafter	2,910
$15,641

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

7. Financial Instruments
The following tables present the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$12,983	$—	$—	$12,983
2023 Convertible Notes (2)	315,548	—	596,402	—
Total	$328,531	$—	$596,402	$12,983

	December 31, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$14,988	$—	$—	$14,988
2023 Convertible Notes (2)	315,172	—	509,682	—
Total	$330,160	$—	$509,682	$14,988

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)The carrying amount includes unamortized deferred debt issuance costs.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of June 30, 2023 and December 31, 2022.
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

The change in our liability for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2022	$14,988
Accretion expense (1)	$1,284
Payments	(3,430)
Foreign currency translation adjustment (2)	238
Balance at March 31, 2023	$13,080
Accretion expense (1)	2,259
Payments	(2,423)
Foreign currency translation adjustment (2)	67
Balance at June 30, 2023	$12,983

Contingent Consideration
Balance at December 31, 2021	$15,110
Additions	$5,370
Accretion expense (1)	(979)
Payments	(4,430)
Foreign currency translation adjustment (2)	(115)
Balance at March 31, 2022	$14,956
Accretion expense (1)	1,112
Payments	(2,240)
Foreign currency translation adjustment (2)	(465)
Balance at June 30, 2022	$13,363

(1)Accretion expense is included in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in “Other comprehensive income (loss), net of tax” on the Condensed Consolidated Statements of Comprehensive Income.
8. Debt
The table below presents the components of the Company’s debt:

	June 30, 2023	December 31, 2022
2023 Convertible Notes	$315,757	$316,219
Credit Facility	25,000	—
Total debt	340,757	316,219
Less: deferred debt issuance costs	(209)	(1,047)
Long-term debt, net (1)	$340,548	$315,172

(1)There were no current portions of long-term debt as of June 30, 2023 and December 31, 2022. The 2023 Convertible Notes due on August 15, 2023 are classified as long-term debt as of June 30, 2023 because we have the ability and intent to refinance the outstanding principal amount of the 2023 Convertible Notes on a long-term basis utilizing borrowings under our Credit Facility, which matures on November 21, 2027.
2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes bear interest at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 2023 Convertible Notes will mature on August 15, 2023, unless earlier converted or repurchased. The 2023 Convertible Notes are currently convertible through the close of business on August 14, 2023 at a conversion rate of

9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Upon conversion, the principal amount of the 2023 Convertible Notes being converted is required to be paid in cash. We have elected to settle the premium, if any, due upon conversion, in shares of FTI Consulting’s common stock. The 2023 Convertible Notes are senior unsecured obligations of the Company. Based on the Company’s stock price on June 30, 2023, the if-converted value of the 2023 Convertible Notes exceeded the principal amount by $276.7 million.
The 2023 Convertible Notes were convertible in each of the quarters ended September 30, 2021 through June 30, 2023. The number of conversions in each quarter was immaterial.
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
Contractual interest expense for the 2023 Convertible Notes was $1.6 million and $3.2 million for the three and six months ended June 30, 2023 and 2022.
Credit Facility
In November 2022, we amended and restated our credit agreement for our senior secured bank revolving credit facility (“Credit Facility”), to, among other things, (i) extend the maturity to November 21, 2027, (ii) increase the revolving line of credit limit from $550.0 million to $900.0 million and (iii) increase the incremental facility from $150.0 million to a maximum of $300.0 million, subject to certain conditions, and incurred an additional $4.0 million of debt issuance costs. The Credit Facility is guaranteed by substantially all of our wholly owned domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries.
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
The Company classified the borrowings under the Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as amounts due under the Credit Facility are not contractually required or expected to be liquidated for more than one year from the applicable balance sheet date. As of June 30, 2023, $0.4 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $3.9 million and $4.3 million of unamortized debt issuance costs related to the Credit Facility as of June 30, 2023 and December 31, 2022, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.
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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$206,819	$203,764
Total lease assets		$206,819	$203,764
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$31,042	$31,922
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	223,403	221,604
Total lease liabilities		$254,445	$253,526
The table below summarizes total lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2023	2022	2023	2022
Operating lease costs	$12,965	$12,092	$25,948	$24,453
Short-term lease costs	708	727	1,400	1,132
Variable lease costs	3,305	2,749	6,416	5,977
Sublease income	(320)	(196)	(638)	(386)
Total lease cost, net	$16,658	$15,372	$33,126	$31,176
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of June 30, 2023
2023 (remaining)	$24,491
2024	51,048
2025	42,832
2026	38,566
2027	38,205
Thereafter	128,717
Total future lease payments	323,859
Less: imputed interest	(69,414)
Total	$254,445

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$28,039	$24,831

Operating lease assets obtained in exchange for lease liabilities	$19,671	$5,756

Weighted average remaining lease term (years)
Operating leases	8.1	8.9

Weighted average discount rate
Operating leases	5.7%	5.4%
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
11. Share-Based Compensation
During the six months ended June 30, 2023, we granted 63,741 restricted share awards, 91,434 restricted stock units and 79,682 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2023, 830 shares of restricted stock, 1,609 restricted stock units and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 7,815 performance stock units were forfeited during the six months ended June 30, 2023 as the award targets were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2023	2022	2023	2022
Direct cost of revenues	$4,562	$3,977	$9,261	$7,946
Selling, general and administrative expenses	3,863	4,146	8,907	7,223
Total share-based compensation expense	$8,425	$8,123	$18,168	$15,169
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2023, we had $460.7 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock repurchased and retired	—	—	112	22
Average price paid per share	$—	$—	$158.70	$143.36
Total cost	$—	$—	$17,797	$3,098
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
Common stock outstanding was approximately 34.0 million shares as of June 30, 2023 and December 31, 2022, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Corporate Finance	$300,449	$277,067	$600,436	$530,396
FLC	182,223	164,248	355,627	318,144
Economic Consulting	201,822	164,041	371,417	330,018
Technology	97,444	77,782	188,062	158,266
Strategic Communications	82,653	71,854	155,755	141,788
Total revenues	$864,591	$754,992	$1,671,297	$1,478,612
Adjusted Segment EBITDA
Corporate Finance	$50,028	$54,950	$105,048	$108,490
FLC	21,080	16,707	39,691	33,964
Economic Consulting	35,523	21,646	49,716	42,841
Technology	20,087	8,365	35,453	21,728
Strategic Communications	12,263	11,472	21,819	27,185
Total Adjusted Segment EBITDA	$138,981	$113,140	$251,727	$234,208
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$62,395	$51,428	$109,942	$110,749
Add back:
Income tax provision	22,708	13,353	37,682	30,320
Interest income and other	584	(2,994)	1,926	(2,647)
Interest expense	3,022	2,448	5,961	5,090
Unallocated corporate expenses	39,026	37,716	73,761	69,055
Segment depreciation expense	9,829	8,452	18,856	16,636
Amortization of intangible assets	1,417	2,737	3,599	5,005
Total Adjusted Segment EBITDA	$138,981	$113,140	$251,727	$234,208

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and six months ended June 30, 2023 and 2022, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$864,591	$754,992	$1,671,297	$1,478,612
Net income	$62,395	$51,428	$109,942	$110,749
Adjusted EBITDA	$100,230	$76,160	$178,657	$166,612
Earnings per common share — diluted	$1.75	$1.43	$3.09	$3.10
Adjusted earnings per common share — diluted	$1.75	$1.43	$3.09	$3.10
Net cash provided by (used in) operating activities	$(10,994)	$35,047	$(265,200)	$(168,731)
Total number of employees	7,853	7,048	7,853	7,048
Second Quarter 2023 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2023 increased $109.6 million, or 14.5%, to $864.6 million, compared to the three months ended June 30, 2022, primarily due to higher demand across all our business segments.
Net income
Net income for the three months ended June 30, 2023 increased $11.0 million, or 21.3%, to $62.4 million, compared to the three months ended June 30, 2022. The increase in net income was primarily due to higher revenues, which was partially offset by increased direct compensation expenses, which included the impact of an 11.3% increase in billable headcount, and higher selling, general and administrative (“SG&A”) expenses, which included the impact of an 11.8% increase in non-billable headcount, a higher effective tax rate and an FX remeasurement loss compared to a gain in the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2023 increased $24.1 million, or 31.6%, to $100.2 million, compared to the three months ended June 30, 2022. Adjusted EBITDA Margin of 11.6% for the three months ended June 30, 2023 compared to 10.1% for the three months ended June 30, 2022. The increase in Adjusted EBITDA was due to higher revenues, which was partially offset by higher direct compensation expenses, which included the impact of an 11.3% increase in billable headcount, and an increase in SG&A expenses, which included the impact of an 11.8% increase in non-billable headcount, compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2023 increased $0.32 to $1.75 compared to $1.43 for the three months ended June 30, 2022. The increase in EPS was primarily due to higher net income as described above.
Adjusted EPS was equal to EPS for the three months ended June 30, 2023 and 2022, respectively.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended June 30, 2023 increased $46.0 million to $11.0 million, compared to net cash provided by operating activities of $35.0 million for the three months ended June 30, 2022. The increase in net cash used in operating activities was primarily due to an increase in salaries largely related to headcount growth, higher operating expenses and income tax payments, which was partially offset by an increase in cash collected resulting from higher revenues compared to the same quarter in the prior year. Days sales outstanding (“DSO”) was 111 days at June 30, 2023 compared to 102 days at June 30, 2022. The increase in DSO was primarily due to cash collections that have not kept pace with higher revenues, as well as the transition of billing activities to our new enterprise resource planning (“ERP”) system.
Free Cash Flow was an outflow of $22.0 million and inflow of $22.0 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in Free Cash Flow for the three months ended June 30, 2023 was primarily due to higher net cash used in operating activities, as described above.

Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the six months ended June 30, 2023.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2022	1,946	1,584	1,007	556	970	6,063	1,572	7,635
Additions (reductions), net	56	(7)	24	25	25	123	36	159
March 31, 2023	2,002	1,577	1,031	581	995	6,186	1,608	7,794
Additions (reductions), net	41	(9)	8	8	(3)	45	14	59
June 30, 2023	2,043	1,568	1,039	589	992	6,231	1,622	7,853
Percentage change in headcount from December 31, 2022	5.0%	(1.0)%	3.2%	5.9%	2.3%	2.8%	3.2%	2.9%
CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$300,449	$277,067	$600,436	$530,396
FLC	182,223	164,248	355,627	318,144
Economic Consulting	201,822	164,041	371,417	330,018
Technology	97,444	77,782	188,062	158,266
Strategic Communications	82,653	71,854	155,755	141,788
Total revenues	$864,591	$754,992	$1,671,297	$1,478,612
Segment operating income
Corporate Finance	$46,727	$50,935	$97,943	$100,989
FLC	19,274	15,014	36,322	30,556
Economic Consulting	34,024	20,439	46,724	40,382
Technology	16,432	4,930	28,322	15,173
Strategic Communications	11,278	10,633	19,961	25,467
Total segment operating income	127,735	101,951	229,272	212,567
Unallocated corporate expenses	(39,026)	(37,716)	(73,761)	(69,055)
Operating income	88,709	64,235	155,511	143,512
Other income (expense)
Interest income and other	(584)	2,994	(1,926)	2,647
Interest expense	(3,022)	(2,448)	(5,961)	(5,090)
	(3,606)	546	(7,887)	(2,443)
Income before income tax provision	85,103	64,781	147,624	141,069
Income tax provision	22,708	13,353	37,682	30,320
Net income	$62,395	$51,428	$109,942	$110,749
Earnings per common share — basic	$1.87	$1.52	$3.30	$3.29
Earnings per common share — diluted	$1.75	$1.43	$3.09	$3.10

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income	$62,395	$51,428	$109,942	$110,749
Add back:
Income tax provision	22,708	13,353	37,682	30,320
Interest income and other	584	(2,994)	1,926	(2,647)
Interest expense	3,022	2,448	5,961	5,090
Depreciation and amortization	10,104	9,188	19,547	18,095
Amortization of intangible assets	1,417	2,737	3,599	5,005
Adjusted EBITDA	$100,230	$76,160	$178,657	$166,612
Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:
Net Income and EPS were equal to Adjusted Net Income and Adjusted EPS, respectively, for the three and six months ended June 30, 2023 and 2022.
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$(10,994)	$35,047	$(265,200)	$(168,731)
Purchases of property and equipment	(11,052)	(13,028)	(29,085)	(25,635)
Free Cash Flow	$(22,046)	$22,019	$(294,285)	$(194,366)
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended June 30, 2023 increased $1.3 million, or 3.5%, to $39.0 million compared with $37.7 million for the three months ended June 30, 2022. The increase was primarily due to higher compensation expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $3.6 million to a $0.6 million loss for the three months ended June 30, 2023 compared with a $3.0 million gain for the three months ended June 30, 2022. The decline was primarily due to a $2.4 million FX loss for the three months ended June 30, 2023 compared to a $1.9 million FX gain for the three months ended June 30, 2022, which was partially offset by a $0.8 million increase in interest income.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended June 30, 2023 increased $0.6 million to $3.0 million compared to $2.4 million for the three months ended June 30, 2022. The increase was primarily due to higher interest rates on increased borrowings, as well as higher commitment fees due to an increased line of credit limit on our senior secured bank revolving credit facility (“Credit Facility”).

Income tax provision
Our income tax provision increased $9.4 million, or 70.1%, to $22.7 million for the three months ended June 30, 2023 compared to $13.4 million for the three months ended June 30, 2022. Our effective tax rate of 26.7% for the three months ended June 30, 2023 compared to 20.6% for the three months ended June 30, 2022. The increase in the income tax provision was due to an increase in income before income tax and an increase in the effective tax rate. The effective tax rate for the three months ended June 30, 2023 was unfavorably impacted by a less favorable tax benefit related to share-based compensation as compared to the three months ended June 30, 2022 due to fewer shares vesting and an increase in foreign taxes, which was partially offset by a foreign tax credit benefit.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the six months ended June 30, 2023 increased $4.7 million, or 6.8%, to $73.8 million compared with $69.1 million for the six months ended June 30, 2022. The increase was primarily due to higher compensation expenses, which was partially offset by higher infrastructure support expenses that were not previously allocated to the segments.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $4.6 million to a $1.9 million loss for the six months ended June 30, 2023 compared with a $2.6 million gain for the six months ended June 30, 2022. The decrease was primarily due to a $6.7 million FX loss for the six months ended June 30, 2023 compared to a $0.8 million FX gain for the six months ended June 30, 2022, which was partially offset by a $3.0 million increase in interest income.
Interest expense
Interest expense for the six months ended June 30, 2023 increased $0.9 million to $6.0 million compared to $5.1 million for the six months ended June 30, 2022. The increase was primarily due to higher commitment fees due to an increased line of credit limit, as well as higher interest rates on borrowings under our Credit Facility.
Income tax provision
Our income tax provision increased $7.4 million, or 24.3%, to $37.7 million for the six months ended June 30, 2023 compared to $30.3 million for the six months ended June 30, 2022. Our effective tax rate of 25.5% for the six months ended June 30, 2023 compared to 21.5% for the six months ended June 30, 2022. The increase in the income tax provision was due to an increase in income before income tax and an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2023 was unfavorably impacted by a less favorable tax benefit related to share-based compensation as compared to the six months ended June 30, 2022 due to fewer shares vesting and an increase in foreign taxes, which was partially offset by a foreign tax credit benefit.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income	$62,395	$51,428	$109,942	$110,749
Add back:
Income tax provision	22,708	13,353	37,682	30,320
Interest income and other	584	(2,994)	1,926	(2,647)
Interest expense	3,022	2,448	5,961	5,090
Unallocated corporate expenses	39,026	37,716	73,761	69,055
Total segment operating income	127,735	101,951	229,272	212,567
Add back:
Segment depreciation expense	9,829	8,452	18,856	16,636
Amortization of intangible assets	1,417	2,737	3,599	5,005
Total Adjusted Segment EBITDA	$138,981	$113,140	$251,727	$234,208

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of revenue-generating professionals (at period end):
Corporate Finance	2,043	1,769	2,043	1,769
FLC	1,568	1,509	1,568	1,509
Economic Consulting	1,039	935	1,039	935
Technology (1)	589	507	589	507
Strategic Communications	992	877	992	877
Total revenue-generating professionals	6,231	5,597	6,231	5,597
Utilization rates of billable professionals: (2)
Corporate Finance	59%	62%	60%	62%
FLC	57%	56%	56%	56%
Economic Consulting	69%	70%	68%	71%
Average billable rate per hour: (3)
Corporate Finance	$488	$471	$483	$458
FLC	$386	$360	$384	$357
Economic Consulting	$557	$477	$520	$476

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 630 as-needed employees during the three months ended June 30, 2023 compared with 600 as-needed employees during the three months ended June 30, 2022.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$300,449	$277,067	$600,436	$530,396
Percentage change in revenues from prior year	8.4%	20.0%	13.2%	16.0%
Operating expenses
Direct cost of revenues	204,922	181,221	402,750	347,467
Selling, general and administrative expenses	47,690	42,604	96,721	77,813
Amortization of intangible assets	1,110	2,307	3,022	4,127
	253,722	226,132	502,493	429,407
Segment operating income	46,727	50,935	97,943	100,989
Percentage change in segment operating income from prior year	-8.3%	27.0%	-3.0%	35.7%
Add back:
Depreciation and amortization of intangible assets	3,301	4,015	7,105	7,501
Adjusted Segment EBITDA	$50,028	$54,950	$105,048	$108,490
Gross profit (1)	$95,527	$95,846	$197,686	$182,929
Percentage change in gross profit from prior year	-0.3%	32.4%	8.1%	31.1%
Gross profit margin (2)	31.8%	34.6%	32.9%	34.5%
Adjusted Segment EBITDA as a percentage of revenues	16.7%	19.8%	17.5%	20.5%
Number of revenue-generating professionals (at period end)	2,043	1,769	2,043	1,769
Percentage change in number of revenue-generating professionals from prior year	15.5%	8.4%	15.5%	8.4%
Utilization rate of billable professionals	59%	62%	60%	62%
Average billable rate per hour	$488	$471	$483	$458

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues increased $23.4 million, or 8.4%, to $300.4 million for the three months ended June 30, 2023, primarily due to higher realized bill rates and demand for our restructuring services, and increased demand for business transformation services, which was partially offset by lower demand for transaction services.
Gross profit decreased $0.3 million, or 0.3%, to $95.5 million for the three months ended June 30, 2023. Gross profit margin decreased 2.8 percentage points for the three months ended June 30, 2023. The decrease in gross profit margin was primarily due to higher compensation expenses as a percentage of revenues, which included the impact of a 15.5% increase in billable headcount.
SG&A expenses increased $5.1 million, or 11.9%, to $47.7 million for the three months ended June 30, 2023. SG&A expenses of 15.9% of revenues for the three months ended June 30, 2023 compared with 15.4% of revenues for the three months ended June 30, 2022. The increase in SG&A expenses was primarily due to higher infrastructure support and acquisition-related contingent consideration expenses.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenues increased $70.0 million, or 13.2%, to $600.4 million for the six months ended June 30, 2023, which included a 1.0% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $75.1 million, or 14.2%, primarily due to higher realized bill rates and demand for our restructuring services and increased demand for business transformation services, which was partially offset by lower demand for our transaction services, as well as a decrease in success fees.

Gross profit increased $14.8 million, or 8.1%, to $197.7 million for the six months ended June 30, 2023. Gross profit margin decreased 1.6 percentage points for the six months ended June 30, 2023. The decrease in gross profit margin was primarily due to higher compensation expenses as a percentage of revenues, which included the impact of a 15.5% increase in billable headcount.
SG&A expenses increased $18.9 million, or 24.3%, to $96.7 million for the six months ended June 30, 2023. SG&A expenses of 16.1% of revenues for the six months ended June 30, 2023 compared with 14.7% of revenues for the six months ended June 30, 2022. The increase in SG&A expenses was primarily due to higher infrastructure support, business development, acquisition-related contingent consideration, and other general and administrative expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$182,223	$164,248	$355,627	$318,144
Percentage change in revenues from prior year	10.9%	9.0%	11.8%	5.5%
Operating expenses
Direct cost of revenues	127,258	117,551	249,319	228,029
Selling, general and administrative expenses	35,468	31,438	69,579	59,066
Amortization of intangible assets	223	245	407	493
	162,949	149,234	319,305	287,588
Segment operating income	19,274	15,014	36,322	30,556
Percentage change in segment operating income from prior year	28.4%	-9.0%	18.9%	-31.3%
Add back:
Depreciation and amortization of intangible assets	1,806	1,693	3,369	3,408
Adjusted Segment EBITDA	$21,080	$16,707	$39,691	$33,964
Gross profit (1)	$54,965	$46,697	$106,308	$90,115
Percentage change in gross profit from prior year	17.7%	10.8%	18.0%	-3.8%
Gross profit margin (2)	30.2%	28.4%	29.9%	28.3%
Adjusted Segment EBITDA as a percentage of revenues	11.6%	10.2%	11.2%	10.7%
Number of revenue-generating professionals (at period end)	1,568	1,509	1,568	1,509
Percentage change in number of revenue-generating professionals from prior year	3.9%	7.9%	3.9%	7.9%
Utilization rate of billable professionals	57%	56%	56%	56%
Average billable rate per hour	$386	$360	$384	$357

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues increased $18.0 million, or 10.9%, to $182.2 million for the three months ended June 30, 2023, primarily due to higher demand and realized bill rates for our investigations and data & analytics services.
Gross profit increased $8.3 million, or 17.7%, to $55.0 million for the three months ended June 30, 2023. Gross profit margin increased 1.8 percentage points for the three months ended June 30, 2023. The increase in gross profit margin was primarily due to a 1 percentage point increase in utilization, which was partially offset by higher contractor costs on several health solutions engagements.
SG&A expenses increased $4.0 million, or 12.8%, to $35.5 million for the three months ended June 30, 2023. SG&A expenses of 19.5% of revenues for the three months ended June 30, 2023 compared with 19.1% of revenues for the three months ended June 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation and bad debt expenses.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenues increased $37.5 million, or 11.8%, to $355.6 million for the six months ended June 30, 2023, which included a 1.0% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $40.7 million, or 12.8%, primarily due to higher demand and realized bill rates for our investigations and data & analytics services.
Gross profit increased $16.2 million, or 18.0%, to $106.3 million for the six months ended June 30, 2023. Gross profit margin increased 1.6 percentage points for the six months ended June 30, 2023. The increase in gross profit margin was primarily due to higher realized pricing across all services and lower compensation expenses as a percentage of revenues, which was partially offset by higher contractor costs on several health solutions engagements.
SG&A expenses increased $10.5 million, or 17.8%, to $69.6 million for the six months ended June 30, 2023. SG&A expenses of 19.6% of revenues for the six months ended June 30, 2023 compared with 18.6% of revenues for the six months ended June 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation, bad debt, and travel and entertainment expenses.
ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$201,822	$164,041	$371,417	$330,018
Percentage change in revenues from prior year	23.0%	-10.5%	12.5%	-6.4%
Operating expenses
Direct cost of revenues	142,278	122,006	274,124	246,476
Selling, general and administrative expenses	25,520	21,596	50,569	43,160
	167,798	143,602	324,693	289,636
Segment operating income	34,024	20,439	46,724	40,382
Percentage change in segment operating income from prior year	66.5%	-30.0%	15.7%	-25.8%
Add back:
Depreciation and amortization	1,499	1,207	2,992	2,459
Adjusted Segment EBITDA	$35,523	$21,646	$49,716	$42,841
Gross profit (1)	$59,544	$42,035	$97,293	$83,542
Percentage change in gross profit from prior year	41.7%	-11.9%	16.5%	-9.1%
Gross profit margin (2)	29.5%	25.6%	26.2%	25.3%
Adjusted Segment EBITDA as a percentage of revenues	17.6%	13.2%	13.4%	13.0%
Number of revenue-generating professionals (at period end)	1,039	935	1,039	935
Percentage change in number of revenue-generating professionals from prior year	11.1%	5.8%	11.1%	5.8%
Utilization rate of billable professionals	69%	70%	68%	71%
Average billable rate per hour	$557	$477	$520	$476

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues increased $37.8 million, or 23.0%, to $201.8 million for the three months ended June 30, 2023. The increase in revenues was primarily due to higher realized bill rates, primarily from the recognition of revenues previously deferred and increased demand for our non-M&A-related antitrust services, as well as higher demand for M&A-related antitrust and international arbitration services.
Gross profit increased $17.5 million, or 41.7%, to $59.5 million for the three months ended June 30, 2023. Gross profit margin increased 3.9 percentage points for the three months ended June 30, 2023. The increase in gross profit margin was primarily due to higher realized bill rates and lower compensation expenses as a percentage of revenues, which was partially offset by a 1 percentage point decline in utilization.
SG&A expenses increased $3.9 million, or 18.2%, to $25.5 million for the three months ended June 30, 2023. SG&A expenses of 12.6% of revenues for the three months ended June 30, 2023 compared with 13.2% of revenues for the three months ended June 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation, rent and occupancy and outside services expenses.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenues increased $41.4 million, or 12.5%, to $371.4 million for the six months ended June 30, 2023, which included a 1.4% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $46.0 million, or 13.9%, primarily due to higher realized bill rates for our non-M&A-related antitrust services and higher demand for our M&A-related antitrust and international arbitration services, which was partially offset by lower realized bill rates for our M&A-related antitrust services.
Gross profit increased $13.8 million, or 16.5%, to $97.3 million for the six months ended June 30, 2023. Gross profit margin increased 0.9 percentage points for the six months ended June 30, 2023. The increase in gross profit margin was primarily due to higher realized bill rates and lower compensation expenses as a percentage of revenues, which was partially offset by a 3 percentage point decline in utilization.
SG&A expenses increased $7.4 million, or 17.2%, to $50.6 million for the six months ended June 30, 2023. SG&A expenses of 13.6% of revenues for the six months ended June 30, 2023 compared with 13.1% of revenues for the six months ended June 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation, outside services, and travel and entertainment expenses.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)
Revenues	$97,444	$77,782	$188,062	$158,266
Percentage change in revenues from prior year	25.3%	-1.1%	18.8%	0.1%
Operating expenses
Direct cost of revenues	60,550	53,556	114,528	104,471
Selling, general and administrative expenses	20,462	19,296	45,212	38,622
	81,012	72,852	159,740	143,093
Segment operating income	16,432	4,930	28,322	15,173
Percentage change in segment operating income from prior year	233.3%	-67.9%	86.7%	-55.2%
Add back:
Depreciation and amortization	3,655	3,435	7,131	6,555
Adjusted Segment EBITDA	$20,087	$8,365	$35,453	$21,728
Gross profit (1)	$36,894	$24,226	$73,534	$53,795
Percentage change in gross profit from prior year	52.3%	-26.5%	36.7%	-19.6%
Gross profit margin (2)	37.9%	31.1%	39.1%	34.0%
Adjusted Segment EBITDA as a percentage of revenues	20.6%	10.8%	18.9%	13.7%
Number of revenue-generating professionals (at period end) (3)	589	507	589	507
Percentage change in number of revenue-generating professionals from prior year	16.2%	18.2%	16.2%	18.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues increased $19.7 million, or 25.3%, to $97.4 million for the three months ended June 30, 2023, primarily due to higher demand for investigations and litigation services, which was partially offset by lower demand for information governance, privacy & security services.
Gross profit increased $12.7 million, or 52.3%, to $36.9 million for the three months ended June 30, 2023. Gross profit margin increased 6.8 percentage points for the three months ended June 30, 2023. The increase in gross profit margin was primarily due to increased profitability of our consulting and hosting services, which was partially offset by the impact of lower margins in our processing services.
SG&A expenses increased $1.2 million, or 6.0%, to $20.5 million for the three months ended June 30, 2023. SG&A expenses of 21.0% of revenues for the three months ended June 30, 2023 compared with 24.8% of revenues for the three months ended June 30, 2022. The increase in SG&A expenses was primarily due to higher infrastructure support expenses.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenues increased $29.8 million, or 18.8%, to $188.1 million for the six months ended June 30, 2023, which included a 1.1% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $31.5 million, or 19.9%. The increase in revenues was primarily due to increased demand for investigations and litigation services, which was partially offset by lower demand for information governance, privacy & security services.
Gross profit increased $19.7 million, or 36.7%, to $73.5 million for the six months ended June 30, 2023. Gross profit margin increased 5.1 percentage points for the six months ended June 30, 2023. The increase in gross profit margin was primarily due to increased mix and profitability of our consulting, hosting and processing services.
SG&A expenses increased $6.6 million, or 17.1%, to $45.2 million for the six months ended June 30, 2023. SG&A expenses of 24.0% of revenues for the six months ended June 30, 2023 compared with 24.4% of revenues for the six months ended June 30, 2022. The increase in SG&A expenses was primarily due to higher infrastructure support, compensation, travel and entertainment and bad debt expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)
Revenues	$82,653	$71,854	$155,755	$141,788
Percentage change in revenues from prior year	15.0%	6.0%	9.9%	10.5%
Operating expenses
Direct cost of revenues	53,078	45,747	100,882	86,741
Selling, general and administrative expenses	18,213	15,289	34,742	29,195
Amortization of intangible assets	84	185	170	385
	71,375	61,221	135,794	116,321
Segment operating income	11,278	10,633	19,961	25,467
Percentage change in segment operating income from prior year	6.1%	-12.8%	-21.6%	19.5%
Add back:
Depreciation and amortization of intangible assets	985	839	1,858	1,718
Adjusted Segment EBITDA	$12,263	$11,472	$21,819	$27,185
Gross profit (1)	$29,575	$26,107	$54,873	$55,047
Percentage change in gross profit from prior year	13.3%	2.3%	-0.3%	17.8%
Gross profit margin (2)	35.8%	36.3%	35.2%	38.8%
Adjusted Segment EBITDA as a percentage of revenues	14.8%	16.0%	14.0%	19.2%
Number of revenue-generating professionals (at period end)	992	877	992	877
Percentage change in number of revenue-generating professionals from prior year	13.1%	13.7%	13.1%	13.7%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues increased $10.8 million, or 15.0%, to $82.7 million for the three months ended June 30, 2023, primarily driven by higher demand for our corporate reputation and public affairs services.
Gross profit increased $3.5 million, or 13.3%, to $29.6 million for the three months ended June 30, 2023. Gross profit margin decreased 0.5 percentage points for the three months ended June 30, 2023. The decrease in gross profit margin was primarily driven by higher compensation expenses as a percentage of revenues, which included the impact of a 13.1% increase in billable headcount.
SG&A expenses increased $2.9 million, or 19.1%, to $18.2 million for the three months ended June 30, 2023. SG&A expenses of 22.0% of revenues for the three months ended June 30, 2023 compared with 21.3% of revenues for the three months ended June 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, rent, outside services, compensation, and other general and administrative expenses.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenues increased $14.0 million, or 9.9%, to $155.8 million for the six months ended June 30, 2023, which included a 2.1% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $17.0 million, or 12.0%, primarily driven by higher demand for our corporate reputation and public affairs services.
Gross profit decreased $0.2 million, or 0.3%, to $54.9 million for the six months ended June 30, 2023. Gross profit margin decreased 3.6 percentage points for the six months ended June 30, 2023. The decrease in gross profit margin was primarily driven by higher compensation expenses as a percentage of revenues, which included the impact of a 13.1% increase in billable headcount.

SG&A expenses increased $5.5 million, or 19.0%, to $34.7 million for the six months ended June 30, 2023, which included a 1.9% estimated positive impact from FX. SG&A expenses of 22.3% of revenues for the six months ended June 30, 2023 compared with 20.6% of revenues for the six months ended June 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, travel and entertainment, compensation, and other general and administrative expenses.
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

Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic and workforce disruptions arise, including any future impact of pandemics such as COVID-19 or other future public health crises, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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
Cash Flows

	Six Months Ended June 30,
	2023	2022

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(265,200)	$(168,731)
Net cash used in investing activities	$(29,027)	$(32,335)
Net cash used in financing activities	$(8,943)	$(17,199)
Effect of exchange rate changes on cash and cash equivalents	$15,021	$(20,490)
DSO (1)	111	102

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Net cash used in operating activities of $265.2 million for the six months ended June 30, 2023 compared with $168.7 million for the six months ended June 30, 2022. The increase of $96.5 million, or 57.2%, in net cash used in operating activities was primarily due to an increase in salaries largely related to headcount growth and higher operating expenses, forgivable loan issuances and income tax payments, which was partially offset by an increase in cash collected resulting from higher revenues compared to the same period in the prior year. DSO was 111 and 102 days as of June 30, 2023 and 2022, respectively. The increase in DSO was primarily due to cash collections that have not kept pace with higher revenues, as well as the transition of billing activities to our new ERP system.
Net cash used in investing activities of $29.0 million for the six months ended June 30, 2023 compared with $32.3 million for the six months ended June 30, 2022. The decrease of $3.3 million, or 10.2%, in net cash used in investing activities was primarily due to a $6.7 million decrease in payments for the acquisition of businesses, as there were no acquisitions of businesses during the six months ended June 30, 2023, which was partially offset by an increase of $3.4 million in capital expenditures.
Net cash used in financing activities of $8.9 million for the six months ended June 30, 2023 compared with $17.2 million for the six months ended June 30, 2022. The decrease of $8.3 million, or 48.0%, in net cash used in financing activities was primarily due to an increase in net borrowings of $25.0 million under our Credit Facility, which was partially offset by an increase of $17.9 million in payments for common stock repurchases under the Repurchase Program as compared to the same period in the prior year.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $15.0 million for the six months ended June 30, 2023 compared to an unfavorable impact of $20.5 million for the six months ended June 30, 2022.
Principal Sources of Capital Resources
As of June 30, 2023, our capital resources included $203.5 million of cash and cash equivalents and available borrowing capacity of $874.6 million under the $900.0 million revolving line of credit under our Credit Facility. As of June 30, 2023, we had $25.0 million of outstanding borrowings under our Credit Facility and $0.4 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
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
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of June 30, 2023, we were in compliance with the covenants contained in the Credit Agreement and the indenture, dated as of August 20, 2018, as amended by the first supplemental indenture, dated as of January 1, 2022, between us and U.S. Bank National Association, as trustee, governing the 2023 Convertible Notes. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the 2023 Convertible Notes.
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
•debt service requirements, including interest payments on our long-term debt and payment of the 2023 Convertible Notes principal at maturity or upon earlier conversion or repurchase;
•compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs;
•discretionary funding of the Repurchase Program;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and

•other known future contractual obligations.
Capital Expenditures
During the six months ended June 30, 2023, we spent $29.1 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2023, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $22 million and $27 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete additional acquisitions.
Share Repurchase Program
During the six months ended June 30, 2023, we made $21.0 million in payments for common stock repurchases under the Repurchase Program. We had $460.7 million remaining under the Repurchase Program to repurchase additional shares as of June 30, 2023.
Future Contractual Obligations
Our future contractual obligations as of June 30, 2023 include both current and non-current obligations. We have short-term obligations related to the 2023 Convertible Notes, which will mature on August 15, 2023, unless earlier converted or repurchased. We have remaining interest payments associated with the 2023 Convertible Notes of $3.2 million, of which $2.4 million is accrued as of June 30, 2023 and classified as a current liability on the Condensed Consolidated Balance Sheets. The principal portion of the 2023 Convertible Notes of $315.8 million is classified as a non-current liability on the Condensed Consolidated Balance Sheets. The 2023 Convertible Notes are classified as long-term debt as of June 30, 2023 because we have the ability and intent to refinance the outstanding principal amount of the 2023 Convertible Notes on a long-term basis utilizing borrowings under our Credit Facility, which matures on November 21, 2027. As of June 30, 2023, there were $25.0 million in outstanding borrowings under our Credit Facility. For more information on our 2023 Convertible Notes and Credit Facility, refer to Note 8, “Debt” in Part I, Item 1. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to June 30, 2023 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have current obligations of $31.0 million and non-current obligations of $223.4 million.
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
•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered; and
•the future impact of any pandemics such as COVID-19 or other future public health crises could have adverse and disparate impacts on the Company, our employees, clients and geographic regions in which we conduct business.
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
Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2023, the Company implemented a new ERP system. As part of the implementation, we designed new internal controls and modified and/or enhanced existing internal controls in order to align with the new system and business processes. The Company does not believe this implementation has had or will have in the future a material adverse effect on the Company's internal control over financial reporting. Except as disclosed above, there have not been any additional changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”). We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

	(in thousands, except per share data)
April 1 through April 30, 2023	2	(2)	$204.07	—	$460,653
May 1 through May 31, 2023	1	(3)	$177.11	—	$460,653
June 1 through June 30, 2023	10	(4)	$188.07	—	$460,653
	13			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended June 30, 2023.
(2)Includes 1,916 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 540 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 10,215 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 27, 2023

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)