Form 10-Q
period 2023-09-30
FTI CONSULTING, INC
filed 2023-10-26
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2023
Common Stock, $0.01 par value	35,509,721

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$201,148	$491,688
Accounts receivable, net	1,207,016	896,153
Current portion of notes receivable	32,095	27,292
Prepaid expenses and other current assets	126,967	95,469
Total current assets	1,567,226	1,510,602
Property and equipment, net	164,922	153,466
Operating lease assets	202,505	203,764
Goodwill	1,226,356	1,227,593
Intangible assets, net	19,233	25,514
Notes receivable, net	73,673	55,978
Other assets	64,911	64,490
Total assets	$3,318,826	$3,241,407
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$170,518	$173,953
Accrued compensation	481,007	541,892
Billings in excess of services provided	57,006	53,646
Total current liabilities	708,531	769,491
Long-term debt, net	285,000	315,172
Noncurrent operating lease liabilities	217,755	221,604
Deferred income taxes	157,724	162,374
Other liabilities	85,321	91,045
Total liabilities	1,454,331	1,559,686
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 35,510 (2023) and 34,026 (2022)	355	340
Additional paid-in capital	9,712	—
Retained earnings	2,033,132	1,858,103
Accumulated other comprehensive loss	(178,704)	(176,722)
Total stockholders’ equity	1,864,495	1,681,721
Total liabilities and stockholders’ equity	$3,318,826	$3,241,407

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$893,261	$775,865	$2,564,558	$2,254,477
Operating expenses
Direct cost of revenues	598,804	526,654	1,740,407	1,539,838
Selling, general and administrative expenses	186,088	159,186	556,672	476,097
Amortization of intangible assets	1,340	2,315	4,939	7,320
	786,232	688,155	2,302,018	2,023,255
Operating income	107,029	87,710	262,540	231,222
Other income (expense)
Interest income and other	5,147	7,771	3,221	10,418
Interest expense	(4,474)	(2,378)	(10,435)	(7,468)
	673	5,393	(7,214)	2,950
Income before income tax provision	107,702	93,103	255,326	234,172
Income tax provision	24,385	15,836	62,067	46,156
Net income	$83,317	$77,267	$193,259	$188,016
Earnings per common share — basic	$2.44	$2.29	$5.75	$5.57
Earnings per common share — diluted	$2.34	$2.15	$5.43	$5.25
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(18,228)	$(48,475)	$(1,982)	$(95,345)
Total other comprehensive loss, net of tax	(18,228)	(48,475)	(1,982)	(95,345)
Comprehensive income	$65,089	$28,792	$191,277	$92,671

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$47,547	$—	$47,547
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,850	9,850
Issuance of common stock in connection with:
Exercise of options	14	—	449	—	—	449
Restricted share grants, less net settled shares of 55	55	1	(9,514)	—	—	(9,513)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(6)	—	—	(6)
Share-based compensation	—	—	6,365	—	—	6,365
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at March 31, 2023	33,983	$340	$—	$1,887,420	$(166,872)	$1,720,888
Net income	—	$—	$—	$62,395	$—	$62,395
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6,396	6,396
Issuance of common stock in connection with:
Exercise of options	21	—	718	—	—	718
Restricted share grants, less net settled shares of 13	30	—	(2,408)	—	—	(2,408)
Conversion of convertible senior notes due 2023	—	—	(375)	—	—	(375)
Share-based compensation	—	—	7,538	—	—	7,538
Balance at June 30, 2023	34,034	$340	$5,473	$1,949,815	$(160,476)	$1,795,152
Net income	—	$—	$—	$83,317	$—	$83,317
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(18,228)	(18,228)
Issuance of common stock in connection with:
Exercise of options	1	—	42	—	—	42
Restricted share grants, less net settled shares of 17	14	—	(3,291)	—	—	(3,291)
Settlement of conversion premium of convertible senior notes due 2023	1,461	15	(21)	—	—	(6)
Share-based compensation	—	—	7,509	—	—	7,509
Balance at September 30, 2023	35,510	$355	$9,712	$2,033,132	$(178,704)	$1,864,495

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$59,321	$—	$59,321
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(6,191)	(6,191)
Issuance of common stock in connection with:
Exercise of options	26	—	923	—	—	923
Restricted share grants, less net settled shares of 54	134	2	(7,836)	—	—	(7,834)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(22)	—	(3,098)	—	—	(3,098)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	5,967	—	—	5,967
Reclassification of negative additional paid-in capital	—	—	22,851	(22,851)	—	—
Balance at March 31, 2022	34,471	$345	$—	$1,756,704	$(135,031)	$1,622,018
Net income	—	$—	$—	$51,428	$—	$51,428
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(40,679)	(40,679)
Issuance of common stock in connection with:
Exercise of options	22	—	687	—	—	687
Restricted share grants, less net settled shares of 55	47	—	(8,907)	—	—	(8,907)
Conversion of convertible senior notes due 2023	—	—	(11)	—	—	(11)
Share-based compensation	—	—	6,083	—	—	6,083
Reclassification of negative additional paid-in capital	—	—	2,647	(2,647)	—	—
Balance at June 30, 2022	34,540	$345	$499	$1,805,485	$(175,710)	$1,630,619
Net income	—	$—	$—	$77,267	$—	$77,267
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(48,475)	(48,475)
Issuance of common stock in connection with:
Restricted share grants, less net settled shares of 5	10	—	(837)	—	—	(837)
Purchase and retirement of common stock	(128)	(1)	(20,431)	—	—	(20,432)
Share-based compensation	—	—	6,441	—	—	6,441
Reclassification of negative additional paid-in capital	—	—	14,328	(14,328)	—	—
Balance at September 30, 2022	34,422	$344	$—	$1,868,424	$(224,185)	$1,644,583

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$193,259	$188,016
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,926	27,045
Amortization of intangible assets	4,939	7,320
Acquisition-related contingent consideration	4,263	863
Provision for expected credit losses	21,347	13,101
Share-based compensation	21,412	18,491
Amortization of debt issuance costs and other	1,722	1,588
Deferred income taxes	(4,602)	(9,140)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(333,713)	(251,280)
Notes receivable	(22,600)	838
Prepaid expenses and other assets	(3,252)	(3,066)
Accounts payable, accrued expenses and other	(8,895)	21,936
Income taxes	(347)	3,940
Accrued compensation	(65,394)	(67,763)
Billings in excess of services provided	3,410	7,672
Net cash used in operating activities	(158,525)	(40,439)
Investing activities
Payments for acquisition of businesses, net of cash received	—	(6,742)
Purchases of property and equipment and other	(43,224)	(38,935)
Purchase of short-term investment	(24,356)	—
Net cash used in investing activities	(67,580)	(45,677)
Financing activities
Borrowings under revolving line of credit	725,000	165,000
Repayments under revolving line of credit	(440,000)	(165,000)
Repayment of convertible notes	(315,763)	—
Purchase and retirement of common stock	(20,982)	(23,530)
Share-based compensation tax withholdings and other	(14,003)	(15,663)
Payments for business acquisition liabilities	(3,651)	(4,848)
Deposits and other	2,319	7,092
Net cash used in financing activities	(67,080)	(36,949)
Effect of exchange rate changes on cash and cash equivalents	2,645	(44,373)
Net decrease in cash and cash equivalents	(290,540)	(167,438)
Cash and cash equivalents, beginning of period	491,688	494,485
Cash and cash equivalents, end of period	$201,148	$327,047
Supplemental cash flow disclosures
Cash paid for interest	$10,160	$8,012
Cash paid for income taxes, net of refunds	$67,015	$51,353
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,274	$1,664
Business acquisition liabilities not yet paid	$—	$5,593
Non-cash additions to property and equipment	$1,972	$4,970
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
During the three months ended September 30, 2023, we purchased a short-term investment, which is included in the “Prepaid expenses and other current assets” financial statement line item on the Condensed Consolidated Balance Sheets. The short-term investment represents an investment in a certificate of deposit with an original maturity of less than one year. We classified the short-term investment as held-to-maturity in accordance with Accounting Standards Codification Topic 320, Investments - Debt and Equity Securities. Short-term investments classified as held-to-maturity are financial instruments the Company has the intent and ability to hold until maturity and are reported net of amortized cost. Any interest earned on the short-term investment is recorded in “Interest income and other” on the Condensed Consolidated Statements of Comprehensive Income.
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
We use the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) on earnings per common share. The conversion feature had a dilutive impact on earnings per common share for the three and nine months ended September 30, 2023 and 2022, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. On August 17, 2023, we issued a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity. As of September 30, 2023, there were no 2023 Convertible Notes outstanding. See Note 8, “Debt” for additional information about the 2023 Convertible Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator — basic and diluted
Net income	$83,317	$77,267	$193,259	$188,016
Denominator
Weighted average number of common shares outstanding — basic	34,128	33,812	33,599	33,741
Effect of dilutive share-based awards	515	545	547	607
Effect of dilutive stock options	285	322	296	330
Effect of dilutive convertible notes	728	1,239	1,157	1,147
Weighted average number of common shares outstanding — diluted	35,656	35,918	35,599	35,825
Earnings per common share — basic	$2.44	$2.29	$5.75	$5.57
Earnings per common share — diluted	$2.34	$2.15	$5.43	$5.25
Antidilutive stock options and share-based awards	2	—	5	10
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $10.4 million and $6.6 million for the three and nine months ended September 30, 2023, respectively, and immaterial and $12.5 million for the three and nine months ended September 30, 2022, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of September 30, 2023 and December 31, 2022, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $12.1 million and $3.6 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2023 and December 31, 2022.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of September 30, 2023 and December 31, 2022.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Accounts receivable:
Billed receivables	$771,661	$633,055
Unbilled receivables	495,270	308,873
Allowance for expected credit losses	(59,915)	(45,775)
Accounts receivable, net	$1,207,016	$896,153
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for expected credit losses	$10,159	$4,348	$21,347	$13,101
Write-offs	$1,974	$3,877	$11,527	$9,917
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2022	$516,500	$234,872	$268,055	$96,727	$111,439	$1,227,593
Foreign currency translation adjustment and other	(2,523)	309	44	18	915	(1,237)
Intersegment transfers in/(out) (3)	23,086	(23,086)	—	—	—	—
Balance at September 30, 2023	$537,063	$212,095	$268,099	$96,745	$112,354	$1,226,356

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring (“Corporate Finance”), Forensic and Litigation Consulting (“FLC”), Economic Consulting or Technology segments as of September 30, 2023 and December 31, 2022.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $306.5 million and $305.6 million as of September 30, 2023 and December 31, 2022, respectively, and accumulated impairment losses of $194.1 million as of September 30, 2023 and December 31, 2022.
(3)    Includes the allocation of goodwill relating to the reclassification of the portion of the Company’s health solutions practice previously within our FLC segment, which focuses on business transformation services in the healthcare and life sciences sector, to our business transformation & strategy practice within our Corporate Finance segment. See Note 13, “Segment Reporting,” for information on this segment reclassification.

Intangible Assets
Intangible assets were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$26,560	$15,555	$11,005	$78,223	$63,810	$14,413
Trademarks	9,312	6,455	2,857	10,950	5,554	5,396
Acquired software and other	815	544	271	846	241	605
	36,687	22,554	14,133	90,019	69,605	20,414
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$41,787	$22,554	$19,233	$95,119	$69,605	$25,514
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1.3 million and $4.9 million during the three and nine months ended September 30, 2023, respectively, and $2.3 million and $7.3 million for the three and nine months ended September 30, 2022, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of September 30, 2023 (1)
2023 (remaining)	$1,202
2024	3,517
2025	2,856
2026	1,734
2027	1,664
Thereafter	3,160
$14,133

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

7. Financial Instruments
The following tables present the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$13,017	$—	$—	$13,017
Total	$13,017	$—	$—	$13,017

	December 31, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$14,988	$—	$—	$14,988
2023 Convertible Notes (2)	315,172	—	509,682	—
Total	$330,160	$—	$509,682	$14,988

(1)The short-term portion is included in “Accounts payable, accrued expenses and other” and the long-term portion is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
(2)The carrying amount includes unamortized deferred debt issuance costs.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of September 30, 2023 and December 31, 2022.
We estimated the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our 2023 Convertible Notes was classified within Level 2 of the fair value hierarchy as of December 31, 2022 because it was traded in less active markets. As of September 30, 2023, no 2023 Convertible Notes remain outstanding.
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

The change in our liability for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2022	$14,988
Accretion expense (1)	$1,284
Payments	(3,430)
Foreign currency translation adjustment (2)	238
Balance at March 31, 2023	$13,080
Accretion expense (1)	2,259
Payments	(2,423)
Foreign currency translation adjustment (2)	67
Balance at June 30, 2023	$12,983
Accretion expense (1)	720
Payments	(500)
Foreign currency translation adjustment (2)	(186)
Balance at September 30, 2023	$13,017

Contingent Consideration
Balance at December 31, 2021	$15,110
Additions	$5,370
Accretion expense (1)	(979)
Payments	(4,430)
Foreign currency translation adjustment (2)	(115)
Balance at March 31, 2022	$14,956
Accretion expense (1)	1,112
Payments	(2,240)
Foreign currency translation adjustment (2)	(465)
Balance at June 30, 2022	$13,363
Accretion expense (1)	730
Payments	(1,000)
Foreign currency translation adjustment and other (2)	(246)
Balance at September 30, 2022	$12,847

(1)Accretion expense is included in SG&A expenses on the Condensed Consolidated Statements of Comprehensive Income.
(2)Foreign currency translation adjustments are included in “Other comprehensive loss, net of tax” on the Condensed Consolidated Statements of Comprehensive Income.
8. Debt
The table below presents the components of the Company’s debt:

	September 30, 2023	December 31, 2022
2023 Convertible Notes	$—	$316,219
Credit Facility	285,000	—
Total debt	285,000	316,219
Less: deferred debt issuance costs	—	(1,047)
Long-term debt, net (1)	$285,000	$315,172

(1)There were no current portions of long-term debt as of September 30, 2023 and December 31, 2022.

2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes were convertible through the close of business on August 14, 2023 at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Certain holders of the 2023 Convertible Notes elected to convert their 2023 Convertible Notes before they became unconditionally convertible on May 15, 2023, which resulted in the settlement of approximately $0.5 million aggregate principal amount of the 2023 Convertible Notes. The principal amount of the 2023 Convertible Notes of $315.8 million was settled in cash at maturity on August 15, 2023 utilizing existing cash resources, including our senior secured bank revolving credit facility (“Credit Facility”). We also issued 1,460,740 shares of FTI Consulting common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity, which represents the excess of the conversion value over the principal amount of $280.3 million. The consideration related to the conversion premium issued to the holders who elected to convert their 2023 Convertible Notes before they became unconditionally convertible on May 15, 2023 was immaterial. As of September 30, 2023, no 2023 Convertible Notes remain outstanding.
Interest on the 2023 Convertible Notes was at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year. Contractual interest expense for the 2023 Convertible Notes was $0.8 million and $4.0 million for the three and nine months ended September 30, 2023, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2022, respectively.
Credit Facility
In November 2022, we amended and restated our credit agreement for our Credit Facility to, among other things, (i) extend the maturity to November 21, 2027, (ii) increase the revolving line of credit limit from $550.0 million to $900.0 million, and (iii) increase the incremental facility from $150.0 million to a maximum of $300.0 million, subject to certain conditions, and incurred an additional $4.0 million of debt issuance costs. The Credit Facility is guaranteed by substantially all of our wholly owned domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries.
Borrowings under the Credit Facility bear interest at a rate equal to, in the case of: (i) U.S. Dollars (“USD”), at our option, Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR, (ii) euro, Euro Interbank Offered Rate, (iii) British pound, Sterling Overnight Index Average Reference Rate, (iv) Australian dollars, Bank Bill Swap Reference Bid Rate, (v) Canadian dollars, Canadian Dollar Offered Rate, (vi) Swiss franc, Swiss Average Rate Overnight, and (vii) Japanese yen, Tokyo Interbank Offered Rate, in each case, plus an applicable margin that will fluctuate between 1.25% per annum and 2.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time or, in the case of USD borrowings, an alternative base rate plus an applicable margin that will fluctuate between 0.25% per annum and 1.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio at such time. The alternative base rate is a fluctuating rate per annum equal to the highest of (1) the federal funds rate plus the sum of 50 basis points, (2) the rate of interest in effect for such day as the prime rate announced by Bank of America, and (3) the one-month Term SOFR plus 100 basis points.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
The Company classified the borrowings under the Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as we have the intent and unilateral ability to refinance any borrowings on a continuous basis through the maturity of the Credit Facility on November 21, 2027. As of September 30, 2023, $0.1 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $3.6 million and $4.3 million of unamortized debt issuance costs related to the Credit Facility as of September 30, 2023 and December 31, 2022, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.

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
The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$202,505	$203,764
Total lease assets		$202,505	$203,764
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$33,052	$31,922
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	217,755	221,604
Total lease liabilities		$250,807	$253,526
The table below summarizes total lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2023	2022	2023	2022
Operating lease costs	$12,923	$11,874	$38,871	$36,328
Short-term lease costs	756	441	2,156	1,573
Variable lease costs	3,468	3,456	9,884	9,434
Sublease income	(320)	(224)	(959)	(610)
Total lease cost, net	$16,827	$15,547	$49,952	$46,725
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of September 30, 2023
2023 (remaining)	$11,313
2024	52,021
2025	43,709
2026	39,525
2027	39,207
Thereafter	131,863
Total future lease payments	317,638
Less: imputed interest	(66,831)
Total	$250,807

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$41,793	$38,297

Operating lease assets obtained in exchange for lease liabilities	$26,488	$16,644

Weighted average remaining lease term (years)
Operating leases	8.0	8.5

Weighted average discount rate
Operating leases	5.8%	5.5%
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
11. Share-Based Compensation
During the nine months ended September 30, 2023, we granted 87,001 restricted share awards, 99,922 restricted stock units and 79,682 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2023, 6,340 shares of restricted stock, 2,534 restricted stock units and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 13,021 performance stock units were forfeited during the nine months ended September 30, 2023, including award targets that were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2023	2022	2023	2022
Direct cost of revenues	$4,407	$3,510	$13,667	$11,456
Selling, general and administrative expenses	3,581	2,227	12,488	9,450
Total share-based compensation expense	$7,988	$5,737	$26,155	$20,906
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2023, we had $460.7 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock repurchased and retired	—	128	112	149
Average price paid per share	$—	$159.87	$158.70	$157.48
Total cost	$—	$20,430	$17,797	$23,528
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
Common stock outstanding was approximately 35.5 million shares and 34.0 million shares as of September 30, 2023 and December 31, 2022, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements. The increase in common stock outstanding was primarily due to the issuance of a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity.
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
Effective July 1, 2023, we modified the composition of two of our reportable segments to reflect changes in how we operate our business. We transferred 127 billable professionals in our health solutions practice within our FLC segment who focus on business transformation services in the healthcare and life sciences sector to our business transformation & strategy practice within our Corporate Finance segment. This change aligns this group of professionals with the broader business transformation capabilities within the Corporate Finance segment. Eighty-three billable professionals who focus on advisory and managed care services within the health solutions practice remained in the FLC segment. Prior period Corporate Finance and FLC segment information included in this Quarterly Report on Form 10-Q has been reclassified to conform to the current period presentation.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Corporate Finance (1)	$347,560	$282,029	$981,124	$841,804
FLC (1)	166,137	143,289	488,636	432,054
Economic Consulting	193,866	193,183	565,283	523,201
Technology	98,860	84,915	286,922	243,181
Strategic Communications	86,838	72,449	242,593	214,237
Total revenues	$893,261	$775,865	$2,564,558	$2,254,477
Adjusted Segment EBITDA
Corporate Finance (1)	$68,094	$53,519	$165,450	$165,683
FLC (1)	21,480	16,175	68,861	46,464
Economic Consulting	27,756	32,913	77,472	75,754
Technology	14,873	13,213	50,326	34,940
Strategic Communications	13,454	12,947	35,273	40,133
Total Adjusted Segment EBITDA	$145,657	$128,767	$397,382	$362,974

(1)Effective July 1, 2023, Corporate Finance and FLC segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our business transformation & strategy practice within our Corporate Finance segment.
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$83,317	$77,267	$193,259	$188,016
Add back:
Income tax provision	24,385	15,836	62,067	46,156
Interest income and other	(5,147)	(7,771)	(3,221)	(10,418)
Interest expense	4,474	2,378	10,435	7,468
Unallocated corporate expenses	27,589	30,470	101,349	99,524
Segment depreciation expense	9,699	8,273	28,554	24,909
Amortization of intangible assets	1,340	2,314	4,939	7,319
Total Adjusted Segment EBITDA	$145,657	$128,767	$397,382	$362,974

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and nine months ended September 30, 2023 and 2022, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Effective July 1, 2023, we modified the composition of two of our reportable segments to reflect changes in how we operate our business. We transferred 127 billable professionals in our health solutions practice within our FLC segment who focus on business transformation services in the healthcare and life sciences sector to our business transformation & strategy practice within our Corporate Finance segment. This change aligns this group of professionals with the broader business transformation capabilities within the Corporate Finance segment. Eighty-three billable professionals who focus on advisory and managed care services within the health solutions practice remained in the FLC segment. Prior period Corporate Finance and FLC segment information included in this Quarterly Report on Form 10-Q has been reclassified to conform to the current period presentation.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$893,261	$775,865	$2,564,558	$2,254,477
Net income	$83,317	$77,267	$193,259	$188,016
Adjusted EBITDA	$118,748	$98,974	$297,405	$265,587
Earnings per common share — diluted	$2.34	$2.15	$5.43	$5.25
Adjusted earnings per common share — diluted	$2.34	$2.15	$5.43	$5.25
Net cash provided by (used in) operating activities	$106,675	$128,292	$(158,525)	$(40,439)
Total number of employees	8,089	7,518	8,089	7,518
Third Quarter 2023 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2023 increased $117.4 million, or 15.1%, to $893.3 million, which included a 1.5% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $105.4 million, or 13.6%, compared to the three months ended September 30, 2022, primarily due to higher demand in our Corporate Finance, FLC, Strategic Communications and Technology segments.
Net income
Net income for the three months ended September 30, 2023 increased $6.1 million, or 7.8%, to $83.3 million, compared to the three months ended September 30, 2022. The increase in net income was primarily due to higher revenues, which was partially offset by an increase in direct compensation expenses, which included the impact of a 7.8% increase in billable headcount, higher selling, general and administrative (“SG&A”) expenses, which included the impact of a 6.9% increase in non-billable headcount, a higher effective tax rate and a lower FX remeasurement gain compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2023 increased $19.8 million, or 20.0%, to $118.7 million, compared to the three months ended September 30, 2022. Adjusted EBITDA Margin of 13.3% for the three months ended September 30, 2023 compared to 12.8% for the three months ended September 30, 2022. The increase in Adjusted EBITDA was due to higher revenues, which was partially offset by higher direct compensation expenses, which included the impact of a 7.8% increase in billable headcount, and an increase in SG&A expenses, which included the impact of a 6.9% increase in non-billable headcount, compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2023 increased $0.19 to $2.34 compared to $2.15 for the three months ended September 30, 2022. The increase in EPS was primarily due to higher net income as described above.
Adjusted EPS was equal to EPS for the three months ended September 30, 2023 and 2022, respectively.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended September 30, 2023 decreased $21.6 million to $106.7 million, compared to $128.3 million for the three months ended September 30, 2022. The decrease in net cash provided by operating activities was primarily due to cash collections not keeping pace with the increase in revenues and not sufficiently offsetting the increase in salaries and other employee cash compensation, largely related to headcount growth, and higher operating expenses. Days sales outstanding (“DSO”) was 114 days at September 30, 2023 compared to 106 days at September 30, 2022. The increase in DSO was primarily due to cash collections that have not kept pace with higher revenues.
Free Cash Flow was an inflow of $92.5 million and $115.0 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in Free Cash Flow for the three months ended September 30, 2023 was primarily due to lower net cash provided by operating activities, as described above.

Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the nine months ended September 30, 2023.

	Billable Headcount
	Corporate Finance (1)	FLC (1)	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2022	2,100	1,430	1,007	556	970	6,063	1,572	7,635
Additions (reductions), net	52	(3)	24	25	25	123	36	159
March 31, 2023	2,152	1,427	1,031	581	995	6,186	1,608	7,794
Additions (reductions), net	18	14	8	8	(3)	45	14	59
June 30, 2023	2,170	1,441	1,039	589	992	6,231	1,622	7,853
Additions (reductions), net	81	62	46	40	18	247	(11)	236
September 30, 2023	2,251	1,503	1,085	629	1,010	6,478	1,611	8,089
Percentage change in headcount from December 31, 2022	7.2%	5.1%	7.7%	13.1%	4.1%	6.8%	2.5%	5.9%

(1)Effective July 1, 2023, Corporate Finance and FLC segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our business transformation & strategy practice within our Corporate Finance segment.

CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance (1)	$347,560	$282,029	$981,124	$841,804
FLC (1)	166,137	143,289	488,636	432,054
Economic Consulting	193,866	193,183	565,283	523,201
Technology	98,860	84,915	286,922	243,181
Strategic Communications	86,838	72,449	242,593	214,237
Total revenues	$893,261	$775,865	$2,564,558	$2,254,477
Segment operating income
Corporate Finance (1)	$64,633	$49,865	$154,724	$154,416
FLC (1)	19,708	14,653	63,881	41,646
Economic Consulting	26,293	31,674	73,017	72,056
Technology	11,481	9,833	39,803	25,005
Strategic Communications	12,503	12,155	32,464	37,623
Total segment operating income	134,618	118,180	363,889	330,746
Unallocated corporate expenses	(27,589)	(30,470)	(101,349)	(99,524)
Operating income	107,029	87,710	262,540	231,222
Other income (expense)
Interest income and other	5,147	7,771	3,221	10,418
Interest expense	(4,474)	(2,378)	(10,435)	(7,468)
	673	5,393	(7,214)	2,950
Income before income tax provision	107,702	93,103	255,326	234,172
Income tax provision	24,385	15,836	62,067	46,156
Net income	$83,317	$77,267	$193,259	$188,016
Earnings per common share — basic	$2.44	$2.29	$5.75	$5.57
Earnings per common share — diluted	$2.34	$2.15	$5.43	$5.25

(1)Effective July 1, 2023, Corporate Finance and FLC segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our business transformation & strategy practice within our Corporate Finance segment.
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income	$83,317	$77,267	$193,259	$188,016
Add back:
Income tax provision	24,385	15,836	62,067	46,156
Interest income and other	(5,147)	(7,771)	(3,221)	(10,418)
Interest expense	4,474	2,378	10,435	7,468
Depreciation and amortization	10,379	8,949	29,926	27,045
Amortization of intangible assets	1,340	2,315	4,939	7,320
Adjusted EBITDA	$118,748	$98,974	$297,405	$265,587

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:
Net Income and EPS were equal to Adjusted Net Income and Adjusted EPS, respectively, for the three and nine months ended September 30, 2023 and 2022.
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$106,675	$128,292	$(158,525)	$(40,439)
Purchases of property and equipment	(14,199)	(13,316)	(43,284)	(38,951)
Free Cash Flow	$92,476	$114,976	$(201,809)	$(79,390)
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended September 30, 2023 decreased $2.9 million, or 9.5%, to $27.6 million compared to $30.5 million for the three months ended September 30, 2022. The decrease was primarily due to lower expenses for corporate initiatives and higher infrastructure support expenses that were not previously allocated to the segments, which was partially offset by higher compensation expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $2.6 million, or 33.8%, to $5.1 million for the three months ended September 30, 2023 compared to $7.8 million for the three months ended September 30, 2022. The decline was primarily due to a $4.3 million decrease in FX gains, which was partially offset by a $1.3 million increase in interest income.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $2.1 million, or 88.1%, to $4.5 million for the three months ended September 30, 2023 compared to $2.4 million for the three months ended September 30, 2022. The increase was primarily due to higher interest rates on increased borrowings under our senior secured bank revolving credit facility (“Credit Facility”) incurred in connection with the repayment at maturity of the principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”).
Income tax provision
Our income tax provision increased $8.5 million, or 54.0%, to $24.4 million for the three months ended September 30, 2023 compared to $15.8 million for the three months ended September 30, 2022. Our effective tax rate of 22.6% for the three months ended September 30, 2023 compared to 17.0% for the three months ended September 30, 2022. The increase in the income tax provision was due to an increase in income before income tax. The tax rate for the three months ended September 30, 2022 was favorably impacted by a combined $8.3 million tax benefit from the release of a U.S. foreign tax credit valuation allowance, utilization of current year foreign tax credits and a deferred tax benefit arising from an intellectual property license agreement between a U.S. subsidiary of the Company and certain foreign subsidiaries of the Company.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.

Unallocated corporate expenses
Unallocated corporate expenses for the nine months ended September 30, 2023 increased $1.8 million, or 1.8%, to $101.3 million compared to $99.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher compensation expenses, which was partially offset by higher infrastructure support expenses that were not previously allocated to the segments and lower expenses for corporate initiatives.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $7.2 million, or 69.1%, to $3.2 million for the nine months ended September 30, 2023 compared to $10.4 million for the nine months ended September 30, 2022. The decrease was primarily due to a $3.8 million FX loss for the nine months ended September 30, 2023 compared to a $7.9 million FX gain for the nine months ended September 30, 2022, which was partially offset by a $4.3 million increase in interest income.
Interest expense
Interest expense for the nine months ended September 30, 2023 increased $3.0 million, or 39.7%, to $10.4 million compared to $7.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher interest rates on increased borrowings under our Credit Facility.
Income tax provision
Our income tax provision increased $15.9 million, or 34.5%, to $62.1 million for the nine months ended September 30, 2023 compared to $46.2 million for the nine months ended September 30, 2022. Our effective tax rate of 24.3% for the nine months ended September 30, 2023 compared to 19.7% for the nine months ended September 30, 2022. The increase in the income tax provision was due to an increase in income before income tax. The tax rate for the nine months ended September 30, 2022 was favorably impacted by a combined $8.3 million tax benefit from the release of a U.S. foreign tax credit valuation allowance, utilization of current year foreign tax credits and a deferred tax benefit arising from an intellectual property license agreement between a U.S. subsidiary of the Company and certain foreign subsidiaries of the Company.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income	$83,317	$77,267	$193,259	$188,016
Add back:
Income tax provision	24,385	15,836	62,067	46,156
Interest income and other	(5,147)	(7,771)	(3,221)	(10,418)
Interest expense	4,474	2,378	10,435	7,468
Unallocated corporate expenses	27,589	30,470	101,349	99,524
Total segment operating income	134,618	118,180	363,889	330,746
Add back:
Segment depreciation expense	9,699	8,273	28,554	24,909
Amortization of intangible assets	1,340	2,314	4,939	7,319
Total Adjusted Segment EBITDA	$145,657	$128,767	$397,382	$362,974

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of revenue-generating professionals (at period end):
Corporate Finance (4)	2,251	2,050	2,251	2,050
FLC (4)	1,503	1,464	1,503	1,464
Economic Consulting	1,085	998	1,085	998
Technology (1)	629	548	629	548
Strategic Communications	1,010	951	1,010	951
Total revenue-generating professionals	6,478	6,011	6,478	6,011
Utilization rates of billable professionals: (2)
Corporate Finance (4)	60%	61%	59%	62%
FLC (4)	57%	53%	58%	55%
Economic Consulting	65%	67%	67%	70%
Average billable rate per hour: (3)
Corporate Finance (4)	$514	$445	$492	$448
FLC (4)	$388	$360	$384	$355
Economic Consulting	$559	$579	$533	$506

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 792 as-needed employees during the three months ended September 30, 2023 compared with 634 as-needed employees during the three months ended September 30, 2022.
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
(4)Effective July 1, 2023, Corporate Finance and FLC segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our business transformation & strategy practice within our Corporate Finance segment.

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (3)	2023	2022 (3)

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$347,560	$282,029	$981,124	$841,804
Percentage change in revenues from prior year	23.2%	9.0%	16.6%	14.3%
Operating expenses
Direct cost of revenues	231,500	188,841	667,498	557,801
Selling, general and administrative expenses	50,380	41,414	154,833	123,551
Amortization of intangible assets	1,047	1,909	4,069	6,036
	282,927	232,164	826,400	687,388
Segment operating income	64,633	49,865	154,724	154,416
Percentage change in segment operating income from prior year	29.6%	-2.2%	0.2%	21.0%
Add back:
Depreciation and amortization of intangible assets	3,461	3,654	10,726	11,267
Adjusted Segment EBITDA	$68,094	$53,519	$165,450	$165,683
Gross profit (1)	$116,060	$93,188	$313,626	$284,003
Percentage change in gross profit from prior year	24.5%	4.9%	10.4%	21.8%
Gross profit margin (2)	33.4%	33.0%	32.0%	33.7%
Adjusted Segment EBITDA as a percentage of revenues	19.6%	19.0%	16.9%	19.7%
Number of revenue-generating professionals (at period end)	2,251	2,050	2,251	2,050
Percentage change in number of revenue-generating professionals from prior year	9.8%	13.0%	9.8%	13.0%
Utilization rate of billable professionals	60%	61%	59%	62%
Average billable rate per hour	$514	$445	$492	$448

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Effective July 1, 2023, Corporate Finance and FLC segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our business transformation & strategy practice within our Corporate Finance segment.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues increased $65.5 million, or 23.2%, to $347.6 million for the three months ended September 30, 2023, which included a 1.1% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $62.5 million, or 22.2%, primarily due to higher realized bill rates and demand for our restructuring and business transformation & strategy services, as well as an increase in success fees.
Gross profit increased $22.9 million, or 24.5%, to $116.1 million for the three months ended September 30, 2023. Gross profit margin increased 0.4 percentage points for the three months ended September 30, 2023. The increase in gross profit margin was primarily due to higher success fees.
SG&A expenses increased $9.0 million, or 21.6%, to $50.4 million for the three months ended September 30, 2023, which included a 1.1% estimated negative impact from FX. SG&A expenses of 14.5% of revenues for the three months ended September 30, 2023 compared with 14.7% of revenues for the three months ended September 30, 2022. The increase in SG&A expenses was primarily due to higher infrastructure support, bad debt, and travel and entertainment expenses.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenues increased $139.3 million, or 16.6%, to $981.1 million for the nine months ended September 30, 2023, primarily due to higher realized bill rates and demand for our restructuring and business transformation & strategy services and an increase in success fees, which was partially offset by lower demand for our transaction services.

Gross profit increased $29.6 million, or 10.4%, to $313.6 million for the nine months ended September 30, 2023. Gross profit margin decreased 1.8 percentage points for the nine months ended September 30, 2023. The decrease in gross profit margin was primarily due to a 3 percentage point decline in utilization and higher contractor costs, which was partially offset by higher success fees.
SG&A expenses increased $31.3 million, or 25.3%, to $154.8 million for the nine months ended September 30, 2023. SG&A expenses of 15.8% of revenues for the nine months ended September 30, 2023 compared with 14.7% of revenues for the nine months ended September 30, 2022. The increase in SG&A expenses was primarily due to higher infrastructure support, business development, bad debt, compensation, travel and entertainment, and other general and administrative expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (3)	2023	2022 (3)

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$166,137	$143,289	$488,636	$432,054
Percentage change in revenues from prior year	15.9%	4.8%	13.1%	3.3%
Operating expenses
Direct cost of revenues	110,920	98,302	326,992	304,839
Selling, general and administrative expenses	35,285	30,092	97,132	84,834
Amortization of intangible assets	224	242	631	735
	146,429	128,636	424,755	390,408
Segment operating income	19,708	14,653	63,881	41,646
Percentage change in segment operating income from prior year	34.5%	-10.8%	53.4%	-29.1%
Add back:
Depreciation and amortization of intangible assets	1,772	1,522	4,980	4,818
Adjusted Segment EBITDA	$21,480	$16,175	$68,861	$46,464
Gross profit (1)	$55,217	$44,987	$161,644	$127,215
Percentage change in gross profit from prior year	22.7%	9.2%	27.1%	-2.2%
Gross profit margin (2)	33.2%	31.4%	33.1%	29.4%
Adjusted Segment EBITDA as a percentage of revenues	12.9%	11.3%	14.1%	10.8%
Number of revenue-generating professionals (at period end)	1,503	1,464	1,503	1,464
Percentage change in number of revenue-generating professionals from prior year	2.7%	7.2%	2.7%	7.2%
Utilization rate of billable professionals	57%	53%	58%	55%
Average billable rate per hour	$388	$360	$384	$355

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Effective July 1, 2023, Corporate Finance and FLC segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our business transformation & strategy practice within our Corporate Finance segment.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues increased $22.8 million, or 15.9%, to $166.1 million for the three months ended September 30, 2023, primarily due to higher demand for our investigations, data & analytics, and construction solutions services.
Gross profit increased $10.2 million, or 22.7%, to $55.2 million for the three months ended September 30, 2023. Gross profit margin increased 1.8 percentage points for the three months ended September 30, 2023. The increase in gross profit margin was primarily due to a 4 percentage point increase in utilization.

SG&A expenses increased $5.2 million, or 17.3%, to $35.3 million for the three months ended September 30, 2023. SG&A expenses of 21.2% of revenues for the three months ended September 30, 2023 compared with 21.0% of revenues for the three months ended September 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation and bad debt expenses.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenues increased $56.6 million, or 13.1%, to $488.6 million for the nine months ended September 30, 2023, primarily due to higher demand and realized bill rates for our investigations and data & analytics services.
Gross profit increased $34.4 million, or 27.1%, to $161.6 million for the nine months ended September 30, 2023. Gross profit margin increased 3.6 percentage points for the nine months ended September 30, 2023. The increase in gross profit margin was primarily due to a 3 percentage point increase in utilization.
SG&A expenses increased $12.3 million, or 14.5%, to $97.1 million for the nine months ended September 30, 2023. SG&A expenses of 19.9% of revenues for the nine months ended September 30, 2023 compared with 19.6% of revenues for the nine months ended September 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation, and travel and entertainment expenses.
ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$193,866	$193,183	$565,283	$523,201
Percentage change in revenues from prior year	0.4%	12.0%	8.0%	-0.4%
Operating expenses
Direct cost of revenues	138,423	140,781	412,547	387,257
Selling, general and administrative expenses	29,150	20,728	79,719	63,888
	167,573	161,509	492,266	451,145
Segment operating income	26,293	31,674	73,017	72,056
Percentage change in segment operating income from prior year	-17.0%	11.3%	1.3%	-13.1%
Add back:
Depreciation and amortization	1,463	1,239	4,455	3,698
Adjusted Segment EBITDA	$27,756	$32,913	$77,472	$75,754
Gross profit (1)	$55,443	$52,402	$152,736	$135,944
Percentage change in gross profit from prior year	5.8%	5.9%	12.4%	-3.8%
Gross profit margin (2)	28.6%	27.1%	27.0%	26.0%
Adjusted Segment EBITDA as a percentage of revenues	14.3%	17.0%	13.7%	14.5%
Number of revenue-generating professionals (at period end)	1,085	998	1,085	998
Percentage change in number of revenue-generating professionals from prior year	8.7%	7.9%	8.7%	7.9%
Utilization rate of billable professionals	65%	67%	67%	70%
Average billable rate per hour	$559	$579	$533	$506

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues increased $0.7 million, or 0.4%, to $193.9 million for the three months ended September 30, 2023, which included a 2.2% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $3.5 million, or 1.8%. The decrease in revenues was primarily due to lower realized bill rates for our non-M&A-related antitrust services compared to the three months ended September 30, 2022, which included $21.4 million of revenues recognized that were previously deferred on one large client, which was partially offset by increased demand for our non-M&A-related antitrust and international arbitration services, and higher realized bill rates for our M&A-related antitrust services.
Gross profit increased $3.0 million, or 5.8%, to $55.4 million for the three months ended September 30, 2023. Gross profit margin increased 1.5 percentage points for the three months ended September 30, 2023. The increase in gross profit margin was primarily due to lower variable compensation expenses as a percentage of revenues, which was partially offset by a 2 percentage point decline in utilization.
SG&A expenses increased $8.4 million, or 40.6%, to $29.2 million for the three months ended September 30, 2023, which included a 3.0% estimated negative impact from FX. SG&A expenses of 15.0% of revenues for the three months ended September 30, 2023 compared with 10.7% of revenues for the three months ended September 30, 2022. The increase in SG&A expenses was primarily driven by higher bad debt, infrastructure support, compensation, and other general and administrative expenses.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenues increased $42.1 million, or 8.0%, to $565.3 million for the nine months ended September 30, 2023, primarily due to increased demand for our international arbitration, M&A-related antitrust and non-M&A-related antitrust services.
Gross profit increased $16.8 million, or 12.4%, to $152.7 million for the nine months ended September 30, 2023. Gross profit margin increased 1.0 percentage point for the nine months ended September 30, 2023. The increase in gross profit margin was primarily due to lower variable compensation expenses as a percentage of revenues, which was partially offset by a 3 percentage point decline in utilization.
SG&A expenses increased $15.8 million, or 24.8%, to $79.7 million for the nine months ended September 30, 2023. SG&A expenses of 14.1% of revenues for the nine months ended September 30, 2023 compared with 12.2% of revenues for the nine months ended September 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, bad debt, compensation, outside services, and other general and administrative expenses.

TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)
Revenues	$98,860	$84,915	$286,922	$243,181
Percentage change in revenues from prior year	16.4%	31.3%	18.0%	9.2%
Operating expenses
Direct cost of revenues	61,538	54,027	176,066	158,498
Selling, general and administrative expenses	25,841	21,055	71,053	59,678
	87,379	75,082	247,119	218,176
Segment operating income	11,481	9,833	39,803	25,005
Percentage change in segment operating income from prior year	16.8%	122.7%	59.2%	-34.7%
Add back:
Depreciation and amortization	3,392	3,380	10,523	9,935
Adjusted Segment EBITDA	$14,873	$13,213	$50,326	$34,940
Gross profit (1)	$37,322	$30,888	$110,856	$84,683
Percentage change in gross profit from prior year	20.8%	40.3%	30.9%	-4.7%
Gross profit margin (2)	37.8%	36.4%	38.6%	34.8%
Adjusted Segment EBITDA as a percentage of revenues	15.0%	15.6%	17.5%	14.4%
Number of revenue-generating professionals (at period end) (3)	629	548	629	548
Percentage change in number of revenue-generating professionals from prior year	14.8%	23.7%	14.8%	23.7%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues increased $13.9 million, or 16.4%, to $98.9 million for the three months ended September 30, 2023, which included a 1.8% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $12.5 million, or 14.7%, primarily due to higher demand for investigations and litigation services, which was partially offset by lower demand for M&A-related “second request” services.
Gross profit increased $6.4 million, or 20.8%, to $37.3 million for the three months ended September 30, 2023. Gross profit margin increased 1.4 percentage points for the three months ended September 30, 2023. The increase in gross profit margin was primarily due to higher profitability in our consulting services and an increased mix of our higher margin hosting services, which was partially offset by lower profitability in our managed review services.
SG&A expenses increased $4.8 million, or 22.7%, to $25.8 million for the three months ended September 30, 2023, which included a 1.6% estimated negative impact from FX. SG&A expenses of 26.1% of revenues for the three months ended September 30, 2023 compared with 24.8% of revenues for the three months ended September 30, 2022. The increase in SG&A expenses was primarily due to higher compensation, infrastructure support and bad debt expenses.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenues increased $43.7 million, or 18.0%, to $286.9 million for the nine months ended September 30, 2023. The increase in revenues was primarily due to increased demand for investigations and litigation services, which was partially offset by lower demand for M&A-related “second request” services.
Gross profit increased $26.2 million, or 30.9%, to $110.9 million for the nine months ended September 30, 2023. Gross profit margin increased 3.8 percentage points for the nine months ended September 30, 2023. The increase in gross profit margin was primarily due to an increased mix of our higher margin hosting services and increased profitability in our consulting services.

SG&A expenses increased $11.4 million, or 19.1%, to $71.1 million for the nine months ended September 30, 2023. SG&A expenses of 24.8% of revenues for the nine months ended September 30, 2023 compared with 24.5% of revenues for the nine months ended September 30, 2022. The increase in SG&A expenses was primarily due to higher infrastructure support, compensation, bad debt, and travel and entertainment expenses.
STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)
Revenues	$86,838	$72,449	$242,593	$214,237
Percentage change in revenues from prior year	19.9%	4.3%	13.2%	8.3%
Operating expenses
Direct cost of revenues	56,422	44,681	157,304	131,421
Selling, general and administrative expenses	17,844	15,450	52,586	44,645
Amortization of intangible assets	69	163	239	548
	74,335	60,294	210,129	176,614
Segment operating income	12,503	12,155	32,464	37,623
Percentage change in segment operating income from prior year	2.9%	-14.5%	-13.7%	5.9%
Add back:
Depreciation and amortization of intangible assets	951	792	2,809	2,510
Adjusted Segment EBITDA	$13,454	$12,947	$35,273	$40,133
Gross profit (1)	$30,416	$27,768	$85,289	$82,816
Percentage change in gross profit from prior year	9.5%	-2.3%	3.0%	10.2%
Gross profit margin (2)	35.0%	38.3%	35.2%	38.7%
Adjusted Segment EBITDA as a percentage of revenues	15.5%	17.9%	14.5%	18.7%
Number of revenue-generating professionals (at period end)	1,010	951	1,010	951
Percentage change in number of revenue-generating professionals from prior year	6.2%	16.4%	6.2%	16.4%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues increased $14.4 million, or 19.9%, to $86.8 million for the three months ended September 30, 2023, which included a 3.2% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $12.1 million, or 16.7%, primarily driven by higher demand for our corporate reputation and public affairs services.
Gross profit increased $2.6 million, or 9.5%, to $30.4 million for the three months ended September 30, 2023. Gross profit margin decreased 3.3 percentage points for the three months ended September 30, 2023. The decrease in gross profit margin was primarily driven by higher compensation expenses as a percentage of revenues, which included the impact of a 6.2% increase in billable headcount.
SG&A expenses increased $2.4 million, or 15.5%, to $17.8 million for the three months ended September 30, 2023, which included a 2.9% estimated negative impact from FX. SG&A expenses of 20.5% of revenues for the three months ended September 30, 2023 compared with 21.3% of revenues for the three months ended September 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support and compensation expenses.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenues increased $28.4 million, or 13.2%, to $242.6 million for the nine months ended September 30, 2023, primarily driven by higher demand for our public affairs and corporate reputation services.

Gross profit increased $2.5 million, or 3.0%, to $85.3 million for the nine months ended September 30, 2023. Gross profit margin decreased 3.5 percentage points for the nine months ended September 30, 2023. The decrease in gross profit margin was primarily driven by higher compensation expenses as a percentage of revenues, which included the impact of a 6.2% increase in billable headcount.
SG&A expenses increased $7.9 million, or 17.8%, to $52.6 million for the nine months ended September 30, 2023. SG&A expenses of 21.7% of revenues for the nine months ended September 30, 2023 compared with 20.8% of revenues for the nine months ended September 30, 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, travel and entertainment and compensation expenses.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our annual cash flows from operations generally exceed our cash needs for capital expenditures and debt service requirements. We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. During the first quarter of each fiscal year, our cash needs generally exceed our cash flows from operations due to the payment of annual incentive compensation. We believe that our cash flows from operations, supplemented by borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our cash needs for at least the next 12 months.
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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Flows

	Nine Months Ended September 30,
	2023	2022

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(158,525)	$(40,439)
Net cash used in investing activities	$(67,580)	$(45,677)
Net cash used in financing activities	$(67,080)	$(36,949)
Effect of exchange rate changes on cash and cash equivalents	$2,645	$(44,373)
DSO (1)	114	106

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Net cash used in operating activities of $158.5 million for the nine months ended September 30, 2023 compared to $40.4 million for the nine months ended September 30, 2022. The increase of $118.1 million, or 292.0%, in net cash used in operating activities was primarily due to cash collections not keeping pace with the increase in revenues and not sufficiently offsetting the increase in salaries and other employee cash compensation, largely related to headcount growth, and higher operating expenses and income tax payments. DSO was 114 and 106 days as of September 30, 2023 and 2022, respectively. The increase in DSO was primarily due to cash collections that have not kept pace with higher revenues.
Net cash used in investing activities of $67.6 million for the nine months ended September 30, 2023 compared to $45.7 million for the nine months ended September 30, 2022. The increase of $21.9 million, or 48.0%, in net cash used in investing activities was primarily due to a $24.4 million payment for a short-term investment during the nine months ended September 30, 2023, as there were no payments for short-term investments during the nine months ended September 30, 2022, and a $4.3 million increase in capital expenditures. These increases were partially offset by a $6.7 million decrease in payments for the acquisition of businesses, as there were no acquisitions of businesses during the nine months ended September 30, 2023.
Net cash used in financing activities of $67.1 million for the nine months ended September 30, 2023 compared to $36.9 million for the nine months ended September 30, 2022. The increase of $30.1 million, or 81.5%, in net cash used in financing activities was primarily due to the repayment of the $315.8 million principal amount of our 2023 Convertible Notes at maturity, which was partially offset by an increase in net borrowings of $285.0 million under our Credit Facility.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $2.6 million for the nine months ended September 30, 2023 compared to an unfavorable impact of $44.4 million for the nine months ended September 30, 2022.
Principal Sources of Capital Resources
As of September 30, 2023, our capital resources included $201.1 million of cash and cash equivalents, a $24.4 million short-term investment and available borrowing capacity of $614.9 million under the $900.0 million revolving line of credit under our Credit Facility. As of September 30, 2023, we had $285.0 million of outstanding borrowings under our Credit Facility and $0.1 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
The availability of borrowings, as well as issuances and extensions of letters of credit under our Credit Facility, are subject to specified conditions. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $1.2 billion. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of borrowing rates and guarantees under the Credit Facility.
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of September 30, 2023, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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

Capital Expenditures
During the nine months ended September 30, 2023, we spent $43.3 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2023, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $6 million and $8 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.
Share Repurchase Program
During the nine months ended September 30, 2023, we made $21.0 million in payments for common stock repurchases under the Repurchase Program. We had $460.7 million remaining under the Repurchase Program to repurchase additional shares as of September 30, 2023.
Future Contractual Obligations
Our future contractual obligations as of September 30, 2023 include long-term obligations of $285.0 million related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 8, “Debt” in Part I, Item 1. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to September 30, 2023 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have current obligations of $33.1 million and non-current obligations of $217.8 million.
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
•risks relating to the obsolescence, replacement, protection, implementation or operation of our information technology systems, including our enterprise resource planning (“ERP”) and other financial systems, and software, proprietary software products, intellectual property rights and trade secrets, which could adversely affect our ability to retain or win clients, conduct business, preserve or enhance our reputation, maintain business continuity or report financial results;
•foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies;
•U.S. and foreign tax law changes, including the enactment of tax legislation, proposed from time-to-time, into law, which could increase our effective tax rate and cash tax expenditures;
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
Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2023, the Company implemented a new ERP system. As part of the implementation, we designed new internal controls and modified and/or enhanced existing internal controls in order to align with the new system and business processes. The Company does not believe this implementation has had or will have in the future a material adverse effect on the Company's internal control over financial reporting. Except as disclosed above, there have not been any additional changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 17, 2023, we issued a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity, which represents the excess of the conversion value over the principal amount of $280.3 million. The shares were issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

	(in thousands, except per share data)
July 1 through July 31, 2023	14	(2)	$190.20	—	$460,653
August 1 through August 31, 2023	1	(3)	$187.34	—	$460,653
September 1 through September 30, 2023	2	(4)	$178.42	—	$460,653
	17			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended September 30, 2023.
(2)Includes 14,315 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 903 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)Includes 2,233 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 26, 2023

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)