Form 10-K
period 2023-12-31
FTI CONSULTING, INC
filed 2024-02-22
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-14875

FTI CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1261113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 12th Street NW,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $5.0 billion, based on the closing sales price of the registrant’s common stock on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of February 15, 2024 was 35,533,336.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of our 2023 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2023

FTI CONSULTING, INC.
PART I
Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, initiatives, projections, prospects, policies, processes and practices, objectives, goals, commitments, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including U.S. and foreign tax laws, environmental, social and governance (“ESG”)-related issues, climate change-related matters, scientific or technological developments, including relating to new and emerging technologies, such as artificial intelligence (“AI”) and machine learning and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “commits,” “aspires,” “forecasts,” “future,” “goal,” “seeks” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates, intentions and expectations at the time we make them, and various assumptions. Our actual financial results, performance or achievements and outcomes could differ materially from those expressed in, or implied by, any forward-looking statements. Any references to standards of measurement and performance made regarding our climate change-, ESG- or other sustainability-related plans, goals, commitments, intentions, aspirations, forecasts or projections, or expectations are developing and based on assumptions. There can be no assurance that management’s plans, performance, expectations, intentions, aspirations, beliefs, goals, estimates, forecasts and projections, including any that are ESG- or other sustainability-related, will result or be achieved, and the inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts, intentions, aspirations, beliefs or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
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
We report financial results for the following five reportable segments:
•Corporate Finance & Restructuring (“Corporate Finance”);
•Forensic and Litigation Consulting (“FLC”);
•Economic Consulting;
•Technology; and

•Strategic Communications.
We work closely with our clients to help them anticipate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving business transformation, strategy, transactions, turnaround & restructuring, construction, projects, assets & environmental solutions, data & analytics, disputes, healthcare risk management & advisory, risk and investigations, antitrust & competition economics, financial economics, international arbitration, corporate legal department consulting, electronic discovery (or “e-discovery”) services and expertise, information governance, privacy & security services, corporate reputation, financial communications and public affairs. Our experienced professionals are acknowledged leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, leading private equity firms and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us directly or on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, including 42 U.S. offices located in 22 states and Washington, D.C., and four offices located in Canada; (ii) Latin America, including six offices located in Argentina, Brazil, Colombia, Mexico, and the British Oversees Territories of the Cayman Islands and the Virgin Islands; (iii) Asia Pacific, including 16 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, Malaysia, Singapore and South Korea; and (iv) Europe, Middle East and Africa, including 35 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Qatar, Saudi Arabia, South Africa, Spain, Switzerland, United Arab Emirates and the United Kingdom (“U.K.”). In certain jurisdictions, our segments and practices are operated through one or more direct or indirect subsidiaries.
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2023, we derived approximately 63% and 37% of our consolidated revenues from the work of professionals who are assigned to locations inside and outside the U.S., respectively. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last two years contributed by each of our five reportable segments.

	Year Ended December 31,
	2023	2022
Corporate Finance & Restructuring (1)	39%	38%
Forensic and Litigation Consulting (1)	19%	19%
Economic Consulting	22%	23%
Technology	11%	11%
Strategic Communications	9%	9%
Total	100%	100%

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.

The following table sets forth the number of offices and countries in which each segment operates, as well as the number of revenue-generating professionals in each of our reportable segments.

	December 31,		December 31,
	2023		2023	2022
	Offices	Countries (1)	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring (2)	70	26	2,215	2,100
Forensic and Litigation Consulting (2)	68	19	1,447	1,430
Economic Consulting	47	19	1,089	1,007
Technology	43	18	628	556
Strategic Communications	42	22	971	970
Total			6,350	6,063

(1)“Countries” include the British Overseas Territories of the Cayman Islands and Virgin Islands
(2)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
Our Reportable Segments
The Company is organized into five reportable segments, each of which seeks to be a global leader in its own right by serving as a trusted advisor when our clients are presented with challenging issues and the risks are high.
Corporate Finance & Restructuring
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, governments and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around four core offerings: Business Transformation, Strategy, Transactions and Turnaround & Restructuring.
In 2023, our Corporate Finance segment offered the following services:
Business Transformation. We provide independent business transformation expertise to help drive change across the enterprise, enhance performance, build sustainable growth and value and foster a culture of excellence, including the following offerings:
•Enterprise Transformation
•Office of the Chief Financial Officer & Finance Transformation
•People & Change
•Revenue & Operations
•Technology Transformation
Strategy. Our FTI Delta strategy offering delivers tangible value throughout the entire strategy-to-execution journey for top-tier corporations, private equity and debt investors, mid-market companies and governments from our industry-specialized strategy practice, including the following offerings:
•Commercial Diligence
•Commercial Excellence
•Cost Transformation
•Merger & Acquisition (“M&A”) Strategy
•Organization and Governance

•Product Innovation and Research & Development
Transactions. We provide services that help clients strategize, structure, conduct diligence, integrate, carve-out, value and communicate around business transactions, including the following offerings:
•Diligence (Financial, Tax, HR, IT, Synergy and Regulatory)
•Fairness and Solvency Opinions
•Investment Banking
•Merger Integration & Carve-Out Advisory
•Strategic Alternatives
•Valuation
Turnaround & Restructuring. We provide advisory services to help our clients stabilize finances and operations to reassure debtors, creditors and other stakeholders that proactive steps are being taken to preserve and enhance value, including the following offerings:
•Company Advisory
•Contentious Insolvency
•Creditor Advisory
•Dispute Advisory & Litigation Support
•Interim Management
Forensic and Litigation Consulting
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk and investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations.
In 2023, our FLC segment offered the following services:
Construction, Projects, Assets & Environmental Solutions (“Construction Solutions”). We provide dispute resolution, advisory & transformation services that address the strategic, financial, operational, regulatory, and capital needs of complex construction & environmental projects, programs, liabilities, and physical asset management for organizations across multiple industries, and help organizations address environmental programmatic challenges and liability-related issues. Our key services include the following offerings:
•Environmental Cost & Damages Analyses
•Environmental Dispute Resolution
•Expert Services in Delay, Disruption, Quantum & Damages
•Project Delivery and Asset Management Advisory & Transformation
•Technology Enablement, Data Intelligence & Construction Analytics
Data & Analytics. We provide in-depth analysis of large, disparate sets of financial, operational and transactional data, often when our clients are faced with a regulatory inquiry or a dispute. We provide strategic business solutions, including custom application and software development, to solve critical client needs. Our professionals, who include computer scientists, Ph.D data scientists, mathematicians, business and finance experts, work together with industry, regulatory, legal and other experts. Our key services include the following offerings:
•Anti-corruption, Anti-money Laundering, Sanctions and Fraud Investigations

•Data Strategy, Governance and Reconciliation
•Data Visualization, Process Improvement and Business Intelligence Solutions
•Dispute Resolution
•Machine Learning and Other AI Solutions
•Remediation and Settlement Administration
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
•Energy-related Disputes
•Financial Products and Broker-dealer Disputes
•Insurance-related Disputes
•Intellectual Property
•Labor and Employment
Healthcare Risk Management & Advisory. We work with healthcare providers, healthcare payers, life sciences companies, and law firms to discern solutions that address business risks and advise and prepare our clients for both short-term and future strategic, operational, data and technological, financial and legal challenges. Our key services include the following offerings:
•Disputes and Investigations
•Financial Advisory
•Managed Care & Value Based Care
•Risk, Regulatory & Quality
Risk and Investigations. We provide compliance, investigative, litigation consulting and remediation expertise on a wide range of investigations to boards of directors, executive management, in-house counsel and their outside legal advisors at law firms. Our experts conduct investigations over a wide scope of issues and allegations, including the following offerings:
•Accounting Advisory & Restatements
•Anti-Bribery & Corruption Investigations
•Anti-Money Laundering Investigations
•Cybersecurity
•Environmental, Social and Governance (“ESG”) & Sustainability
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
In 2023, our Economic Consulting segment offered the following services:
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
•Securities Litigation & Risk Management
•Transfer Pricing
•Valuation
International Arbitration. We work with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including the following offerings:
•Business Valuations
•Commercial and Treaty Disputes
•Economic Damages
•Litigation Support
Technology
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, M&A, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.
In 2023, our Technology segment offered the following services:
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
•AI & Data Analytics
•Blockchain Advisory Services
•Cryptocurrency Disputes and Investigations
•Digital Asset Advisory Services
•E-discovery and Data Compliance Management
•Emerging Data Sources Discovery and Governance
•Investigations and Digital Forensics
•Managed Document Review and Production
•M&A-related Second Requests
Information Governance, Privacy & Security Services. We help clients manage emerging data, navigate their evolving regulatory and privacy obligations, including AI, prepare for and respond to external threats, decrease storage costs, remediate and secure corporate data, enable faster and deeper insight into data, and provide expert testimony to defend corporate data management processes, including the following offerings:
•Data Privacy Program Development and Implementation
•Data Remediation, Disposition and Protection
•Data Subject Access Requests
•Migration of Enterprise Data to Cloud Applications
•Pixel, Ad Tracker and AdTech Services
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
In 2023, our Strategic Communications segment offered the following services:
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
•Public Affairs Strategy
•Public Policy Advocacy
Our Industry Specializations
We employ professionals across our segments and practices who are qualified to provide our core services plus a range of specialized consulting services and solutions that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries. The major industry groups that we service include:
•Aerospace & Defense
•Airlines & Aviation
•Blockchain & Digital Assets
•Chemicals
•Construction & Environmental
•Energy
•Financial Services
•Food & Agriculture
•Healthcare & Life Sciences
•Hospitality, Gaming & Leisure
•Industrials & Automotive
•Insurance
•Mining
•Private Equity
•Power, Renewables & Energy Transition
•Public Sector & Government Contracts

•Real Estate
•Retail & Consumer Products
•Telecom, Media & Technology
•Transportation & Logistics
Our Business Drivers
Material factors that drive demand for our business offerings include:
•Artificial Intelligence and Other New and Emerging Technologies. We have identified AI and other new and emerging technologies as future growth engines for FTI Consulting. We currently offer AI-related consulting as a service to clients and are actively investigating other opportunities. We also incorporate AI, machine learning and other new technologies to perform certain of the other services that we currently offer. We have been making judicious investments to refine our strategy, develop new services, identify opportunities, improve our performance and client satisfaction, and otherwise benefit our clients. Our segments employ specialists in AI and other developing technologies who provide specialized services and expertise. We believe that demand for AI, machine learning and other innovative technology-related consulting services will continue to grow as the development of AI and other technologies progress, investment increases, markets expand, products and applications develop, innovation continues, technology matures, acceptance rises, regulation advances, and ethical and similar issues are addressed. We believe that organizations will seek out expertise like ours to improve workflow and outcomes.
•Developing Markets. The growth and continuation of multinational companies and global consolidation can precipitate antitrust and competition scrutiny and the spread internationally of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, corporate restructuring and bankruptcy activities, and antitrust and competition scrutiny. Companies in the developing world and multinational companies can benefit from our expert advice to access capital and business markets, comply with the regulatory and other requirements of multiple countries, structure transactions and conduct due diligence, which drives demand for services across all of our segments.
•Emerging Data, Including Cloud-Based Collaboration and Communications Platforms. New and disparate communication systems, built on the cloud to enable easier access for global and mobile workforces, present new challenges for organizations to control, understand, manage and remediate their data. These emerging data systems were not designed to support discovery or investigations, yet regulators and the courts have made clear that if emerging data contains relevant information, it should be collected and produced or the company is at risk of spoliation and fines. Organizations need a broad range of services like ours to ensure that emerging data is governed in accordance with global regulations and security best practices, and incorporated into normal legal and regulatory processes.
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
Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specialized industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:
•Pre-eminent Positions and Professionals. We believe that we have pre-eminent market positions and professionals. During 2023, the awards and recognitions received by the Company include the following:
•FTI Consulting and Compass Lexecon led the Who’s Who Legal Arbitration: Expert Witnesses for the 14th consecutive year with 74 experts recognized.
•FTI Consulting named to Forbes magazine’s list of America’s Best Management Consulting Firms for the eighth consecutive year, recognized in 15 sectors and functional areas.
•FTI Consulting recognized as Consulting Firm of the Year by Who’s Who Legal for the seventh consecutive year.
•FTI Consulting ranked #1 and its subsidiary Compass Lexecon ranked #3 on Global Arbitration Review’s GAR 100 Expert Witness Firms’ Power Index.
•Compass Lexecon was named Competition Economics Firm of the Year by Who’s Who Legal for the ninth year in 2023, with 67 experts recognized in its 2023 Competition Guide.
•FTI Consulting named a Best Firm to Work For by Consulting magazine for the sixth consecutive year.
•FTI Consulting named to Forbes magazine’s lists of America’s Best Employers for Women and for New Graduates for the second consecutive year.
•FTI Consulting named to Forbes magazine’s list of America’s Best Employers for New Graduates, for the second consecutive year.
•FTI Consulting named Global Turnaround Consulting Firm of the Year and Americas Public Relations Firm of the Year by Global M&A Network.
•FTI Consulting recognized as a leading firm in the Chambers Litigation Support 2023 Chambers Crisis and Risk Management 2023 and Chambers FinTech 2023 guides.
•FTI Consulting ranked #1 U.S. Restructuring Advisor by The Deal for the 16th consecutive year.

•FTI Consulting recognized as Cybersecurity Public Relations Agency of the Year by Cybersecurity Excellence Awards for the third consecutive year.
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
•Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, private equity funds and local, state and national governments and agencies in the U.S. and other countries. Additionally, 98 of the top 100 law firms as ranked by American Lawyer Global 100 Most Revenue List refer or engage us directly or on behalf of numerous clients on multiple matters. We are also an advisor to 83 of the Fortune 100 companies, 38 of the world’s top 50 bank holding companies and 64 of the top 100 private equity firms on the Private Equity International 300 list.
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

Human Capital Resources
At FTI Consulting, we seek to provide the highest quality services to our clients. We do this by attracting and retaining experts in their fields, empowering a diverse and inclusive global workforce, providing opportunities for advancement and personal growth, and supporting the communities in which we do business. As of December 31, 2023, we employed 7,990 employees, of which 6,350 were revenue-generating professionals. We also engage independent contractors, who provide services to FTI Consulting to supplement our professionals on client engagements as needed.
We advance the best interests of all our stakeholders through:
•Attracting and Retaining Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our substantial staff of highly qualified professionals, we can handle a large number of complex global assignments simultaneously. To attract and retain highly qualified professionals, we offer various compensation opportunities, including sign-on bonuses, loans (including forgivable loans), retention bonuses, and incentive pay opportunities, along with a competitive benefits package and the opportunity to work on challenging global engagements with highly skilled peers.
•Experts-Driven Model. Our professionals include Ph.Ds, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials.
•Inclusive and High-Performing Culture. We foster a culture where our professionals can grow their careers and achieve their full potential. We are dedicated to recruiting, employing and maintaining a diverse and inclusive workforce. As a global multi-cultural company, our talent and retention initiatives are designed to provide opportunities across genders, races, nationalities and sexual orientations. We believe that a workforce that reflects the myriad identities of our clients and vendors with whom we do business, our stakeholders and the populations of the regions in which we have operations improves the quality of our services, promotes employee satisfaction and retention, attracts a qualified workforce and increases the overall value of our business. We also hire and strive to retain professionals with the diverse set of qualities, backgrounds and expertise that our clients and teams need. We offer robust Diversity, Inclusion & Belonging programs and training opportunities to our employees across the globe at every level, including, among others, the FTI Women’s Initiative Network (FTI WIN), Pride Network, Asian Diversity Network, Hispanic/Latinx Organization for Leadership & Advancement (HOLA) and Black Employee Network (BEN). These programs are open to participation by all employees regardless of race and gender. Our recruitment and employment practices are designed to comply with the applicable laws of the jurisdictions in which we conduct those activities.
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
Employment Agreements, Incentive, Retention and Sign-on Payments
We have written employment agreements with substantially all of our 768 Senior Managing Directors and equivalent personnel (collectively, “SMDs”) that set forth their terms and conditions of service and compensation opportunities. These written employment agreements can, but are not required to include, incentive compensation opportunities that may take the form of cash, equity or loans (including forgivable loans). Incentive-based opportunities may be fixed or be subject to financial or individual performance criteria. We may also impose meaningful time-based service requirements. In the case of incentive pay that is subject to vesting or loans that are subject to forgiveness conditions, we generally limit accelerated vesting or loan forgiveness protection to qualifying termination of employment and corporate events.
We also administer other incentive compensation programs that include cash, equity awards, loans or some combination thereof depending on the jurisdiction in which the participant is employed. Cash awards generally provide for fixed payments at some future date. In most cases, equity awards granted by the Company take the form of shares of restricted stock or restricted stock units subject to fixed vesting schedules ranging over two to nine years depending on the dollar value of such awards at grant. Loans provide that the principal amount and accrued interest will be forgiven, or repayment will be funded through an additional cash bonus payment, over the passage of time (subject to continued service) ranging from two to nine years. Participants in non-U.S. jurisdictions may receive other forms of compensation under a similar program offering with substantially equivalent values and subject to comparable conditions. Non-participants may receive one or more incentive compensation opportunities similar to those described above outside of any program, which may be subject to shorter or no vesting or forgiveness conditions. In substantially all cases, incentive compensation opportunities are subject to continued employment conditions.
The compensation opportunities that we offer differ depending on an SMD’s or other employee’s, consultant’s or other professional’s title, level, and individual expertise and other qualifications, as well as across the jurisdictions in which we operate. We believe the compensation opportunities that we offer are competitive with our peers in terms of mix and magnitude and are designed to comply with laws of the applicable jurisdictions in which we conduct business. The value of our incentive-based opportunities, in the aggregate, as well as on an individual basis, has been and is expected to continue to be significant.
Clients
During the year ended December 31, 2023, no single client accounted for more than 10% of our consolidated revenues and no reportable segment had a single client that accounted for more than 10% of its respective total segment revenues. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, in these situations, each law firm engages us on behalf of multiple clients.
Competition
We compete with different companies or business segments within companies depending on the particular nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the service(s) or product(s). Our businesses are highly competitive. Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies that offer a broad range of consulting services; investment banking firms; information technology consulting and software companies that offer niche services that are the same or similar to services or products offered by one or more of our segments and small firms and independent contractors that provide one or more specialized services.
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
Our Corporate Finance segment primarily competes with specialty boutiques and publicly traded companies providing restructuring, bankruptcy and M&A services and, to a lesser extent, large investment banks, management consulting firms and global accounting firms.
Our FLC segment primarily competes with other large consulting companies, specialty boutiques and global accounting firms with service offerings similar to ours.
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

ITEM 1A.    RISK FACTORS
All of the following risks could materially and adversely affect our business, prospects, financial condition and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, prospects, financial condition and financial results.
Risks Related to Our Reportable Segments
Changes in capital markets, M&A activity, legal or regulatory requirements, general economic conditions and monetary or geopolitical disruptions, as well as other factors beyond our control, could reduce demand for one or more of our segment or practice offerings or services, in which case our revenues and profitability could decline.
Different U.S. and/or international factors outside of our control could affect demand for a segment’s practices and our services. These include: (i) fluctuations in U.S. and/or global economies, including economic downturns or recessions and the strength and rate of any general economic recoveries; (ii) the U.S. or global financial markets and the availability, costs, and terms of credit and credit modifications, including interest levels and inflationary pressures; (iii) level of leverage incurred by countries or businesses; (iv) M&A activity; (v) frequency and complexity of significant commercial litigation; (vi) overexpansion by businesses causing financial difficulties; (vii) business and management crises, including the occurrence of alleged fraudulent or illegal activities and practices; (viii) new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations, including antitrust/competition reviews of proposed M&A transactions; (ix) other economic, geographic or political factors, including wars and other geopolitical conflicts; (x) widespread public health crises, including epidemics and pandemics and government restrictions or regulations enacted in response thereto, or employees’ refusal to adhere to such restrictions; and (xi) general business or other conditions in the U.S. and other jurisdictions in which we conduct business or our employee population resides.
We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economies will have on our business or the business of any particular segment or practice. Fluctuations, changes and disruptions in financial, credit, M&A and other markets, political instability, significant geopolitical conflicts and general business factors could impact various segments’ operations and could affect such operations differently. Changes to factors described above, as well as other events, including by way of example, contractions of regional economies, or the economy of a particular country, trade restrictions, sanctions, prohibitions or restrictions, or laws, regulations, or other conditions or limitations, on conducting business in certain geographies or with certain persons or governments or authorities, monetary systems, banking, real estate and retail or other industries; government shutdowns; inflation and interest rate fluctuations; debt or credit difficulties or defaults by businesses or countries; new, repeals of or changes to laws and regulations, including changes to the bankruptcy and competition laws of the U.S. or other countries; tort reform; banking reform; a decline in the implementation or adoption of new laws or regulations, or in government enforcement, litigation or monetary damages or remedies that are sought; climate change; or political instability and wars may have adverse effects on one or more of our segments or service, practice or industry offerings.
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
The results of different segments and practices may be affected differently by the above factors. Certain of our practices, particularly our restructuring practice, tend to experience their highest demand during periods when market and/or industry conditions are less favorable for many businesses. For example, in periods of limited credit availability, reduced M&A activity and/or declining business and/or consumer spending, while not always the case, there may be increased restructuring opportunities that will cause our restructuring practice to experience high demand as was the case for our Corporate Finance segment in 2023. On the other hand, those same factors may cause one or more of our other segments and practices, such as our antitrust & competition practice in Economic Consulting, to experience reduced demand. The positive effects of certain events or factors on certain segments and practices may not be sufficient to overcome the negative effects of those same or other events or factors on other parts of our business. In addition, our mix of practice offerings adds complexity to the task of predicting revenues and results of operations and managing our staffing levels and expenditures across changing business cycles and economic environments.
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
Our failure to manage the utilization of our professionals who bill on an hourly basis, or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenues, the inability to appropriately staff engagements with employees and/or independent consultants (including adding or reducing staff during periods of increased or decreased demand for our services, or redeploying staff to other practices or engagements), or special charges associated with reductions in staff or operations. Reductions in workforce or increases of billable rates will not necessarily lead to savings. In such events, our financial results may decline or be adversely impacted. A number of factors affect the utilization of our workforce, some of which we cannot predict with certainty, including general economic and financial market conditions; the complexity, number, type, size and timing of client engagements; the level of demand for our services; appropriate staffing levels, in light of changing client demands, expectations or market conditions; redeployment or utilization of staff across segments and geographic regions; competition; acquisitions; or the utilization of temporary independent consultants who may be compensated on a different or higher basis than certain employees, provide services under fixed-term and/or fixed-fee contracts that are not amenable to extension or early termination, or are not as disposed to redeployment to other client engagements, segments or practices. In addition, our global expansion into or within locations where we are not well-known or where demand for our services is not well-developed could also contribute to low or lower utilization rates in certain locations.
Certain practices within our segments may enter into engagements such as fixed-fee and time and materials with caps. Failure to effectively manage staff utilization and other aspects of alternative fee engagements may result in the costs of providing such services exceeding the fees collected by the Company. Failure to successfully complete or reach milestones with respect to contingent fee or success fee assignments may also lead to lower revenues or the costs of providing services under those types of arrangements may exceed the fees collected by the Company.
Factors that could negatively affect utilization in our segments include:
Corporate Finance — The completion of bankruptcy proceedings; the timing of the completion of other engagements; fewer and smaller restructuring (including bankruptcy) cases; a recovering or strong economy; easy credit availability; lower interest rates; fewer, smaller and less complex M&A and restructuring activity; and less capital markets activity or fewer complex transactions.
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
Technology — The settlement of litigation; a decline in volume and complexity of litigation proceedings and governmental investigations; a decline in volume and the timing of M&A activities and reduced or less aggressive enforcement of antitrust and competition regulations; the more rapid and successful integration of new and emerging technologies in client offerings, such as AI or machine learning, by competitors, or the availability and engagement of independent consultants, which this segment, more than our other segments, relies on for staffing e-discovery and certain other types of client engagements.
Strategic Communications — Fewer event-driven crises affecting businesses; general economic decline that may reduce certain discretionary spending by clients; a decline in capital markets activity, including M&A; and fewer public securities offerings.
Our segments may face risks of fee non-payment, clients may seek to renegotiate existing fees and contract arrangements, and may not accept billable rate or price increases, which could result in loss of engagements, fee write-offs, reduced revenues and less profitable business.
In some cases, our segments are engaged by certain clients who are or anticipate experiencing financial distress or are facing complex challenges, are engaging in litigation or regulatory or judicial proceedings, or are facing foreclosure of collateral or liquidation of assets. This may be due to general economic conditions; lingering effects of past economic slowdowns or recession; or business- or operations-specific reasons. Such clients may not have sufficient funds to continue operations or to pay for our services. We typically do not receive retainers before we begin performing services on a client’s behalf in connection with a significant number of engagements in our segments. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. With respect to bankruptcy cases, bankruptcy courts have the discretion to require us to return all, or a portion of, our fees.
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
Certain clients prefer fixed and other alternative fee arrangements that place revenue ceilings or other limitations on our fee structure or may shift more of our revenue-generating potential to back-end contingent and success fee arrangements. With respect to such alternative fee arrangements, we may discount our rates initially, which could mean that the cost of providing services exceeds the fees collected by the Company during all or a portion of the term of the engagement. In such cases, the Company’s failure to manage the engagement efficiently or collect the success or performance fees could expose the Company to a greater risk of loss on such engagement than other fee arrangements or may cause variations in the Company’s revenues and operating results due to the timing of achievement of the performance-based criteria, if achieved at all. A segment’s ability to service clients with these fee arrangements at a cost that does not directly correlate to time and materials may negatively impact or result in a loss of the profitability of such engagements, adversely affecting the financial results of the segment.
Our segments and practices could suffer competitive, reputational and business harm or increased liability arising from the rapid introduction, deployment, evolution and use of new technologies, including Artificial Intelligence (“AI”) and machine learning.
Our services are extremely complicated and differ materially among our segment and practice offerings. As a result, the benefits and risks of adopting and implementing new and emerging technologies, such as AI and machine learning in their many forms, necessitates, in most cases, our review and analysis of such technology and its risks and benefits on a service-by-service basis. The need for complex analysis could result in significant delays adopting AI and other technologies, which could adversely impact our competitive position; ability to market services; win new engagements; provide state of the art services to clients; and attract, hire and retain members of our workforce, as compared to early adopters of such technologies. Furthermore, we may not be successful in our AI or other technology-related initiatives. The adoption of technologies, such as AI and machine learning, may require the investment of significant capital, time and resources. Such investment could require the engagement of third-parties or independent contractors and may interfere with the other duties of our management and employees. In addition, the adoption and deployment of AI, machine learning and other new and emerging technologies by competitors more rapidly or successfully than we do could materially adversely affect our competitive position and financial results.
New technologies, such as AI and machine learning, continue to evolve and as a result risks continue to be unknown or uncertain. There is no assurance that (i) we can successfully develop and deploy AI or other technologies in our business, (ii) such technologies will improve and enhance our services, operations or profitability, (iii) clients will accept the incorporation of such technology in our services, (iv) we can successfully market the use of these technologies to prospective clients, (vi) we can hire and retain staff with the required specialized knowledge and skills to utilize these technologies, (vi) new cybersecurity and other threats and incidents will not arise, (vii) we can identify, mitigate or recover from cybersecurity or other adverse events that occur, (viii) we can protect and maintain the privacy of our employees and confidential and proprietary information, (ix) governmental regulation will be adopted and what such requirements will be, (x) material additional monetary and time expenditures will not be required, (xi) we can pass on costs of such technologies to clients, (xii) we can integrate other technologies we use with AI, or (xiii) AI and machine learning and other new technologies will not result in significant legal and other liabilities, challenges, regulatory or operational issues, and ethical or other dilemmas. The above risks and potential effects could result in material adverse consequences to our operations, reputation, client relationships, ability to market our services, and financial results.
In addition, AI and other technologies that are open source and available for no or low cost could result in low barriers to development and utilization, and additional competition from third parties.
Our Technology segment faces certain risks, including (i) industry consolidation and a highly competitive environment, (ii) downward pricing pressure, (iii) data breach, (iv) technology changes and obsolescence, including AI and machine learning, and (v) failure to protect intellectual property (“IP”) used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.
Our Technology segment faces significant competition from other consulting and/or software providers specializing in e-discovery and the management of electronic content. There has been considerable new development and evolution of technologies such as AI and machine learning, used to perform certain services. Rapid adoption and deployment by other companies in our industry could adversely affect our ability to offer and provide competitive services. Competitors may introduce new offerings and technologies that operate more quickly, provide better outcomes or are alternatives to our service offerings. If our competitors are more successful employing new technologies, such as AI and machine learning, our financial performance and operations, competitive position and reputation may be negatively impacted.
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
Our Technology segment also relies on the IP rights we license from third parties. There is no assurance that (i) the software we license to provide our services will remain competitive or technologically innovative, (ii) new, innovative or improved software or products will not be developed by others that will compete more effectively with the software or products we currently license or use to service our customers, or (iii) we can enter into licenses or other agreements on economically advantageous terms to utilize new or more innovative third-party software and products to provide our services. If our Technology segment is unable to license or otherwise use competitively innovative or technologically advanced software and products to provide our services, we could be unable to retain clients, grow our business and capitalize on market opportunities, which would adversely affect our operating margins and financial results, competitive position and reputation.
We face certain risks relating to cybersecurity and the failure to protect the confidentiality of our or our client’s information against misuse or disclosure.
Maintaining the confidentiality of proprietary, confidential and trade secret information is critical to maintaining the trust of our clients, the success of our segments and the reputation of our company. In addition, our Technology segment is dependent on providing secure storage of, and access to, client information as a service. Our systems, which include those of third parties on whom we rely, may fail or not operate properly or become disabled as a result of network security failures. We are subject to and routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems. Such attacks, if successful, could harm our overall professional reputation, disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents and have taken steps to mitigate the likelihood of network security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company and our reputation would be adversely affected. There is no certainty that we or third parties on whom we rely, can maintain the confidentiality, prevent the misuse of our own or our clients’ information or mitigate related damages. As of December 31, 2023, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, or that we believe are reasonably likely to have such an effect over the long term.
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
Risks Related to Our Operations
Our operations involve financial and business risks that differ among the U.S. and foreign jurisdictions.
Our operations involve financial and business risks that differ among the U.S. and the different foreign jurisdictions in which we operate including: (i) cultural and language differences; (ii) various levels of FTI Consulting “brand” recognition; (iii) different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results; (iv) foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results; (v) differing legal and regulatory requirements and other barriers to conducting business; (vi) difficulties resolving the collection of receivables when legal proceedings are necessary; (vii) difficulties in managing our non-U.S. operations, including client relationships, in certain locations; (viii) disparate systems, policies, procedures and processes; (ix) failure to comply with the FCPA and anti-bribery laws of other jurisdictions; (x) higher operating costs; (xi) longer sales and/or collections cycles; (xii) potential restrictions or adverse tax consequences resulting from the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes; (xiii) different or less stable political and/or economic environments; (xiv) wars and other geopolitical conflicts; (xv) conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; (xvi) civil disturbances or other catastrophic events that reduce business activity; (xvii) political interference with our ability to conduct business in the applicable jurisdiction; (xviii) impact of public health crises, including varying governmental responses and requirements, client impacts and travel restrictions; (xix) failure to achieve or maintain a diverse workforce or otherwise meet evolving governmental or client-related standards and requirements pertaining to ESG-related issues; and (xx) physical risks associated with climate change, including rising temperatures, severe storms, energy disruptions, flooding and rising sea levels, among others.
If we are not able to quickly adapt to or effectively manage our operations in the geographic markets in which we conduct business, our business prospects and results of operations could be negatively impacted.
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
In reaction to publicized incidents in which electronically stored personal and other information has been lost, accessed or stolen, or transmitted by or to third parties without permission, U.S. and non-U.S. governmental authorities have proposed or adopted or are considering proposing or adopting data security and/or data privacy statutes or regulations, including the California Consumer Privacy Act as amended by the California Privacy Rights Act of 2020, and the General Data Protection Regulation of the European Union. Continued governmental focus and regulation of data security and privacy may lead to additional legislative and regulatory actions, which could increase the complexity of doing business in the U.S. or the applicable jurisdiction. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations has increased, and is expected to continue to increase, our related costs of doing business and could negatively impact our financial results.
Changes to corporate income tax rates, legislation, rules and regulations and tax treaties in countries in which we operate may negatively impact our effective tax rate and financial results and increase our cash tax payment obligations.
Changes to corporate income tax laws and rules and regulations and tax treaties in jurisdictions where we pay taxes that increase rates, eliminate or reduce deductions or affect the utility or value of deferred tax assets or liabilities could negatively affect our reported financial results and increase our cash tax payment obligations. On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address the tax challenges arising from the digitalization of the economy. On December 20, 2021, the OECD released the Global Anti-Base Erosion (“GLoBE”) Model Rules introducing a global minimum corporate tax rate of 15% to apply to certain multinational enterprises. The OECD continues to release additional guidance on these rules. Many countries have or are in the process of enacting legislation intended to implement the OECD GLoBE Model Rules effective starting on January 1, 2024. The impact on the Company will depend on the exact nature of each country's GLoBE legislation, guidance and regulations thereon and their application by tax authorities.
We are exposed to certain physical and regulatory risks related to climate change, which could adversely affect our business, financial condition and results of operations.
Due to the global nature of our business, we are exposed to a variety of physical risks related to climate change, including extreme temperatures, severe storms, energy disruptions, floods and rising sea levels, among others, all of which are beyond our control. There is increased regulation as well as focus from governmental organizations, and our investors, clients and employees, on environmental- and sustainability-related issues. Governments and regulators around the world are increasingly enacting laws and regulations regarding climate change. In October 2023, California enacted legislation addressing the disclosure of greenhouse gas emissions, climate-related risks, environmental claims, and the use or sale of voluntary carbon offsets. The SEC has proposed a mandatory climate change reporting framework that, if implemented, is likely to materially increase the amount of time, monitoring, diligence and reporting costs related to these matters. International efforts continue toward the adoption of international treaties or protocols that would address global climate change issues, including plans developed in connection with the Paris climate conference in December 2015, the Katowice climate conference in December 2018 and the UN Climate Change Conferences since 2021. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of topics for both EU and non-EU companies. Numerous countries have also begun proposing climate-reporting frameworks aligned with the International Sustainability Standards Board standards. The threats from environmental events could adversely impact our ability to maintain business continuity, and could impair access to our leased office space in affected geographies and the integrity of our information technology systems. Further, compliance with the disparate climate-related frameworks, including requirements related to greenhouse gas emissions and climate change by federal, state, local and foreign legislatures and governmental agencies could cause us to incur operational and other costs to comply, and penalties if we fail to do so.

Increasing scrutiny and changing expectations from governmental organizations, investors, clients and our colleagues with respect to our social-related practices and those of our clients may impose additional costs on us or expose us to new or additional risks, including reputational harm.
Differing (and often conflicting) perceptions, attitudes or legal pronouncements regarding the consideration of social-related characteristics based on race, gender, sexual orientation and other attributes are complicating our ability to attract and maintain an inclusive workforce and comply with disparate U.S. federal and state and foreign legislative and court decisions. Some U.S. states, recent U.S. court decisions and third-party activists are restricting or otherwise attempting to influence how we make and manage recruiting, hiring and other employment decisions. This contrasts with regulations being adopted by certain foreign jurisdictions in which we operate, the demands of many of our investors and other stakeholders, as well as third-party proxy and other advisory firms who provide information to investors on corporate governance and related matters, who encourage or demand heightened consideration of diversity-related factors, including the reporting of characteristics of our employee populations, as well as reporting of our recruitment, hiring and other employment processes. Consequently, our employment processes, human capital management, risk management and reporting functions have become more complicated. Any failure to comply with U.S. federal and state, and international laws and regulations or court decisions, or to meet the evolving expectations of our investors and other stakeholders and interested parties, could result in legal or regulatory proceedings against us, increased adverse public scrutiny, client dissatisfaction, reputational harm, employee disenfranchisement, increased employee turnover and other challenges in retaining, recruiting and hiring employees, which may give rise to damages or penalties, and materially adversely affect our business, financial results and stock performance.
Our business depends on our ability to use and access information systems, and modernize or replace such systems from time to time, and failure to effectively maintain such systems or modernize or replace systems could materially adversely affect our business and operations and harm our reputation.
We depend on multiple information systems, including our enterprise resource planning (“ERP”) system, for operating our business and internal controls. We utilize commercially available third-party technology solutions, which in many cases are customized to our business needs. Our information systems may be compromised by power outages, computer and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, human error and other events, many of which are beyond our control, and are subject to obsolescence and technological changes. We continue to implement and improve the utilization of our new ERP system that went into effect in April 2023. Delays in fully finalizing and implementing our new ERP system or any of our other information systems or failure of such system to work properly or if any of them should become unavailable, could require us to expend substantial time, effort and costs to adjust our processes, implement changes or corrections, or repair or replace such systems, to carry out our operations, including preparation of our financial statements and to maintain the effectiveness of our internal controls. Failure, delays or compromise of any such information system or material functions, could harm our reputation or our clients, and expose us to claims that could adversely affect our business and results.
The compromise of confidential or proprietary information could damage our reputation, harm our businesses and adversely impact our financial results.
The Company’s own confidential and proprietary information and that of our clients or vendors could be compromised, whether intentionally or unintentionally, by our employees, consultants, contractors or vendors. In addition, physical risks associated with climate change, including energy disruptions, flooding and other events, may adversely impact the integrity of our information technology systems. Any significant compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, damages or penalties, third-party claims, reputational harm and the loss of clients and other adverse business consequences, which could negatively impact our financial results or financial condition.
Furthermore, the use or misuse of social media by employees or others could reflect negatively on us or our clients and could have a material adverse effect on our business, financial condition and results of operations. The available legal remedies for the use or misuse of social media may not adequately compensate us for the damages caused by such use or misuse and consequences arising from such actions.
Risks Related to Our People
Our failure to recruit and retain qualified professionals and manage headcount needs and utilization could negatively affect our financial results and our ability to staff client engagements, maintain relationships with clients and drive future growth.
We deliver sophisticated professional services to our clients. Our success and future growth is dependent, in large part, on our ability to keep our supply of skills and human resources in balance with client demand around the world. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve, which is a critical element in obtaining and maintaining client engagements. Our continued success depends upon our ability to attract and retain professionals who have expertise, a good reputation and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We incur significant expenses, time and resources to train, integrate and develop our professionals. We experience attrition of highly qualified professionals in the normal course of our business. We cannot assure that we will be able to attract or retain any particular qualified professionals or replace those that choose to leave us, or maintain or expand our business. If we are unable to successfully integrate, motivate, retain or replace qualified professionals, our ability to continue to secure or perform work may suffer. Competition and third-party recruiting efforts targeting professionals with expertise relevant to our business have accelerated and have caused our costs of retaining and hiring qualified professionals to increase. That is a trend that we see continuing and that has contributed and in the future is likely to continue to contribute to increased costs of operations and, in some cases, lower operating margins. In addition, the departure of one professional may lead to the departure of other professionals who have worked together here and desire to continue to work together elsewhere.
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
We may pay hiring or retention bonuses to secure the services of professionals and maintain incentive compensation programs for their benefit. Payments have taken the form of unsecured general recourse forgivable loans, stock options, restricted stock, cash-based stock appreciation rights and other equity- and cash-based awards, and cash payments to attract and retain our professional employees. We may provide forgivable or other types of loans under our incentive compensation programs, or to new hires and professionals who join us in connection with acquisitions, as well as to select current employees and other professionals on a case-by-case basis. The aggregate amount of loans to professionals is significant. We expect to continue issuing unsecured general recourse forgivable loans.
In addition, our Economic Consulting segment has contracts with select economists or professionals that provide for compensation equal to a percentage of such individual’s annual collected client fees plus a percentage of the annual fees generated by junior professionals working on engagements managed by such professionals, which results in compensation expenses for that segment being a higher percentage of segment revenues and Adjusted Segment EBITDA than the compensation paid by other segments. We expect that these arrangements will continue, and the Company has and will continue to enter into similar arrangements with other economists and professionals hired by the Company.
In some cases, however, we have been, and in the future expect that we will continue to be, unsuccessful in reaching agreement on compensation or other key employment terms with certain highly qualified professionals who then choose to leave the Company. Such professionals will often pursue other business and professional opportunities and may compete with the Company for clients and/or employees. These situations have increased, and we expect that they will continue into the future to increase, our costs to retain other professionals at the Company and impact our ability to retain existing clients and win new engagements.

We rely heavily on our executive officers and the heads of our segments and industry and regional leaders for the success of our business, the loss of whom may negatively impact our business and operations.
We rely heavily on our executive officers and our segment, industry and regional leaders to manage our operations. Given the highly specialized nature of our services and the scale of our operations, our executive officers and the heads of our segments and industry and regional leaders must have a thorough understanding of our service offerings, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. We are unable to predict with certainty the impact that leadership transitions and the loss of certain employees in leadership roles may have on our business operations, prospects, financial results, client relationships, or employee retention or morale. If one or more of our leaders leave and cannot be replaced with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our operations, which could harm our business, prospects and financial results.
Professionals may leave our Company to form or join competitors or clients, and we may not have, or may choose not to pursue, legal recourse against such professionals.
Our professionals typically have close relationships with the clients they serve, based on their expertise and bonds of personal trust and confidence. Therefore, the barriers to our professionals pursuing independent business opportunities or joining our competitors or clients are low. Although our clients generally contract for services with us as a company, and not with an individual, in the event that a professional leaves, such clients may decide that they prefer to continue working with a specific professional rather than with our Company. This has occurred in the past, and we expect that it will continue to occur from time to time in the future. While our written employment agreements with our Senior Managing Directors and equivalent employees may include non-competition and non-solicitation clauses, such clauses may offer us only limited or no protections and may be unenforceable in one or more jurisdictions. In certain jurisdictions, non-competition clauses have been abolished or banned. When inclusion of a non-competition clause is appropriate, we have generally drafted the restrictions to seek to comply with applicable state law, including “reasonableness” standards regarding scope and duration. However, changes in state laws and rules and new court decisions can raise questions about the enforceability of contractual restrictions that, when originally agreed, appeared to be enforceable. In the case of employees outside the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates an applicable non-competition or non-solicitation agreement, we will consider any available legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with a former employee or client, or other concerns, outweigh the potential benefits of litigation or other options to seek legal or equitable remedies. We may also decide that the likelihood of success does not justify the costs of pursuing a claim. Accordingly, there may be times we may decide not to pursue legal action, even if it is available.
Starting January 1, 2024, California adopted legislation that expanded that state’s existing restrictions on non-competes to agreements created out-of-state and created new enforcement rights for employees to challenge such clauses. Other states, such as New York, are considering or have adopted similar legislation restricting the scope or enforceability of contractual non-competition provisions. There has been some discussion that non-competition clauses should be banned on a federal level. In January 2023, the Federal Trade Commission proposed a new rule that would ban employers from imposing non-competition agreements on workers. The adoption of restraints on our ability to adopt or enforce employment provisions considered as a restraint on competition may increase turnover and compensation costs to hire and retain professionals, and may adversely impact our ability to hire, maintain and increase headcount, and our ability to service and keep our clients and secure engagements.
Our failure to achieve and maintain an inclusive workforce may impair our ability to attract and retain qualified employees, win and maintain clients, or attract investment, which could have a material adverse effect on our business and financial results, as well as reputational harm.
As a global multicultural company our talent and retention initiatives are designed to provide opportunities across genders, races, nationalities and sexual orientations. We believe that a workforce that reflects the myriad identities of our clients and vendors with whom we do business, our stakeholders and the populations of the regions in which we have operations results in best in class advice to our clients, improves the quality of our services, promotes employee satisfaction and retention, and increases the overall value of our business. We promote inclusion through education, training and development opportunities. Failure to maintain an inclusive workforce may adversely affect our business.

Risks Related to Our Client Relationships
Damage to our reputation could result in material adverse consequences to our business and adversely impact our client engagements and financial results.
Damage to our reputation or the reputations of key members of our workforce could materially and adversely affect our business and operations in many possible ways, including among, other things: (i) difficulty retaining clients or securing client referrals or new clients; (ii) adverse publicity and public comments; (iii) activist social media and other campaigns targeting our or our clients’ businesses and activities; (iv) increased employee turnover or difficulty recruiting and hiring staff; and (v) public scrutiny. Given the frequently high-profile nature of the matters we work on, any factor that diminishes our reputation or the reputation of any of our professionals could put us at a competitive disadvantage and adversely affect our business, prospects and financial results.
If we are unable to accept or continue client engagements due to real or perceived relationship issues, our revenues, growth, client engagements and prospects may be negatively affected.
From time to time we decide that we cannot or should not accept an engagement from an existing or prospective client or represent multiple clients in connection with the same or competitive engagements. In addition, upon occasion, we decide that we should or must resign from a client engagement. Such decisions may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, segments, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under U.S. federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party and order us to resign, which could result in disgorgement of fees. Future acquisitions may require us to resign from a client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues.
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
Our competitors may adopt and deploy new technologies, such as AI and machine learning, more rapidly or successfully than we do, which may materially adversely affect our competitive position, operations and financial results.
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
The process of managing and integrating acquisitions into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and organic expansion of our existing operations. To the extent that we misjudge our ability to effectively manage and integrate acquisitions, we may have difficulty achieving our operating, strategic and financial objectives.
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
Our senior secured bank revolving credit facility (“Credit Facility”), or our other indebtedness outstanding from time to time, contains or may contain operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things: (i) create, incur or assume certain liens; (ii) make certain restricted payments, investments and loans; (iii) create, incur or assume additional indebtedness or guarantees; (iv) create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries; (v) engage in M&A transactions, consolidations, sale-

leasebacks, joint ventures, and asset and security sales and dispositions; (vi) pay dividends or redeem or repurchase our capital stock; (vii) alter the business that we and our subsidiaries conduct; (viii) engage in certain transactions with affiliates; (ix) modify the terms of certain indebtedness; (x) prepay, redeem or purchase certain indebtedness; and (xi) make material changes to accounting and reporting practices.
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
We may be unable to generate sufficient cash to service our indebtedness, and we may be forced to take actions to satisfy our payment obligations under our indebtedness, which may not be successful.
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
Our Credit Facility is guaranteed by substantially all of our wholly-owned domestic subsidiaries and will be required to be guaranteed by future wholly-owned domestic subsidiaries, including those that join us in connection with acquisitions.
Substantially all of our wholly-owned U.S. subsidiaries guarantee our obligations under our Credit Facility, and substantially all of their assets are pledged as collateral under the Credit Facility. Future wholly-owned U.S. subsidiaries, subject to certain exclusions, will be required to provide similar guarantees and asset pledges under the Credit Facility. If we default on any guaranteed indebtedness, our U.S. subsidiaries that are guarantors could be required to make payments under their guarantees, and the lenders under our Credit Facility could foreclose on certain of our U.S. subsidiaries’ assets to satisfy unpaid obligations, which could materially adversely affect our business and financial results.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We operate our segments and their practices through FTI Consulting and its subsidiaries in 31 countries with different business, client, and geographic cybersecurity risk profiles. We aim to proactively identify and assess our vulnerability to cybersecurity threats and actual cybersecurity incidents on an ongoing basis at both the enterprise level, as well as at a more operational level, differentiating unique risks related to our segments, practices, clients, employees, and the locations in which business is conducted. Our Information Technology Group (“ITG”) closely monitors and analyzes cybersecurity incidents and risks and our progress mitigating and resolving such threats. This information is regularly discussed with our outside directors and executive management and other interested parties.
Approach and Integration
Cybersecurity risk is integrated and managed as part of our broader enterprise risk management program under the direction of our Vice President – Chief Risk and Compliance Officer – who works closely with our Chief Information Officer and others, including the Head of our Cybersecurity & Privacy division to identify, review, assess and address cybersecurity and other security risks. Our Chief Risk and Compliance Officer, Chief Information Officer and the Head of our Cybersecurity & Privacy division are members of the Company’s cybersecurity response team (the “Cyber Response Team”). The Cyber Response Team’s responsibilities include maintaining a Cybersecurity Incident Response Plan, which sets out a path for how cyber threats and incidents are identified and escalated up to and including the Board of Directors and other leadership, when appropriate. Direct threats are escalated promptly to the appropriate team, following a path that considers both the nature of the threat, the level of risk, and the degree to which it has been substantiated. Indirect threats, such as third-party incidents, are escalated through the ITG to the appropriate corporate functions, as the situation warrants.
Third-Party Engagement and Oversight
Where appropriate, we engage reputable third-party vendors to provide cybersecurity-related services, including security monitoring, risk evaluations, penetration testing, audit, and incident response services, which are aligned with internationally accepted frameworks. Our vendors are selected based on specific due diligence activities, such as evaluations of controls, policies, and processes of such vendors for protecting data, and resolving incidents, as well as entering into written contracts with such vendors that include terms addressing data security, privacy, and incident response expectations, responsibilities and liabilities, and termination rights of the parties. We routinely monitor vendor performance, review compliance with contract terms, and address concerns.
Further, our Vendor Code of Conduct addresses our expectations with respect to data security. When our Procurement group processes a vendor relationship involving information systems, various groups will review the vendor and its systems for potential data security-related issues and risks associated with using the tools, technology, data processing and other services of such vendor. Our contracts include terms addressing the safeguarding of our data.
Incident Response Plan and Training
In the event of the detection of a potentially significant cybersecurity incident or threat, an escalation of cybersecurity threat, or changes with respect to a current incident, the Company has processes in place to notify relevant employees who assist in the response, as well as third-party vendors. Our ITG and management, in consultation with the Company’s third-party legal counsel and accountants, will assess materiality, informed by ongoing discussions about what criteria would constitute potential materiality considerations. The Audit Committee and necessary directors will be informed of all material events.
To educate our management, employees, and consultants, and mitigate the risk of human failure in exposing our Information Technology systems to cybersecurity threats from bad actors; management, employees, and consultants are required to complete on-line cybersecurity training annually. We also provide regular reminders to employees regarding suspicious emails or other communications and conduct periodic phishing simulations and remedial spot testing and training to reinforce recognition and response techniques.
In 2023, we conducted a tabletop training with an executive officer and an outside director simulating cybersecurity events and appropriate responses. We intend to continue to conduct such simulation training with this group on a periodic basis. Other directors and officers of the Company will be given the opportunity to participate in such training. In addition, our outside directors are encouraged to attend continuing education relating to cybersecurity. In 2023, two directors received certificates in cybersecurity oversight or emerging technologies.
Materiality of Risks
We are subject to and routinely face cyber-based attacks and attempts by hackers and similar unauthorized users seeking to gain access to or corrupt our information technology systems. As of December 31, 2023, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition, or that we believe are reasonably likely to have such an effect over the long term. However, there can be no assurance that we will be able to successfully mitigate the negative impacts of cybersecurity threats in the future. Accordingly, we continue to prioritize our cybersecurity risk management despite the lack of identified material impacts to date.
Governance
Management and Board of Directors’ Role
The Audit Committee meets regularly with management to manage and assess risk exposures and potential damages related to information security, cybersecurity, and data protection and the steps management has taken to identify, monitor, and control such exposures, as well as associated mitigation and remediation action, and actions to continue our operations. Information distributed to and discussed with the Audit Committee includes data on cybersecurity incidents and risks, company-wide enterprise risks, training programs, risk assessments, internal controls, security software, incident response plans, and forward-looking information security and business continuity strategies. The Audit Committee reports directly to the Board of Directors on a quarterly basis.
Expertise of Management
Our Chief Information Officer, who has led our ITG since 1999, holds degrees in Cybersecurity Management and Policy and Information Management and is certified in various information security applications. The Head of our Cybersecurity and Privacy division has been with FTI since 2007 and has extensive experience in the cybersecurity field. The members of Cybersecurity & Privacy division have experience and education in cybersecurity, risk management, data assurance, and compliance. Among them they hold various certifications in information systems security and privacy. The practices and activities of our cybersecurity and information technology teams align with internationally accepted management frameworks.
Furthermore, we offer cybersecurity consulting as a service to clients. Our client-facing cybersecurity and information security experts periodically advise our cybersecurity and information technology teams regarding best practices. In addition, from time-to-time, they address our executives, directors, and other segment or regional leaders regarding complex issues faced by other companies that arise from data-security-related challenges. Among other things, they discuss new and evolving types and levels of threats and attacks, hacking and ransomware, foreign actors, risks driven by new and evolving technologies, including artificial intelligence, potential damages, and liability, and technological and other solutions potentially available to mitigate such risks, as well as other company responses. The existence of this team within FTI serves to aid in our ability to have current incident and threat intelligence that we can use to bolster our own security posture and defenses. Our cybersecurity practice also provides us with supplemental incident response investigation services in partnership with independent, external consultants, as needed and as appropriate.
For additional information on the risks we face related to cyber and information security threats, please see the related risk factor in Item 1A. Risk Factors.
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 100,511 square feet under a lease expiring April 2028. Our principal corporate office located in Bowie, Maryland, consists of 30,835 square feet under a lease expiring April 2028. We also lease offices to support our operations in 32 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 30 countries and territories — the U.K., Ireland, Finland, France, Germany, Spain, Belgium, Switzerland, Denmark, Italy, Netherlands, Australia, Malaysia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, Saudi Arabia, the Cayman Islands and the Virgin Islands (British). We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the New York Stock Exchange (the “NYSE”) under the symbol FCN. As of January 31, 2024, the number of holders of record of our common stock was 273.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2023:

	(a)		(b)	(c)
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(in thousands, except per share data)
Equity compensation plans approved by our security holders	300	(1)	$37.29	875	(3)
Equity compensation plans not approved by our security holders	53	(2)	$36.75	—
Total	353		$37.21	875

(1)Includes up to (i) 1,243 shares of common stock issuable upon exercise of fully vested stock options granted under our 2006 Global Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2008) and (ii) 299,121 shares of common stock issuable upon exercise of fully vested stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).
(2)Includes up to 53,552 shares of common stock issuable upon exercise of fully vested stock options granted as employment inducement on July 30, 2014 to an executive officer hire pursuant to Rule 303.08 of the NYSE.
(3)Includes 875,277 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, all of which are available for stock-based awards.
Sales of Unregistered Securities
On August 17, 2023, we issued a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) at maturity, which represents the excess of the conversion value over the principal amount of $280.3 million. The shares were issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1 through October 31, 2023	1	(2)	$186.35	—	$460,653
November 1 through November 30, 2023	—		$—	—	$460,653
December 1 through December 31, 2023	5	(3)	$206.18	—	$460,653
Total	6			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended December 31, 2023.
(2)Includes 429 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 5,250 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for each of the two years in the period ended December 31, 2023 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Annual Report”). For a similar discussion and analysis of our results for the year ended December 31, 2022 compared with our results for the year ended December 31, 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2022, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 23, 2023. Historical results and any discussion of prospective results may not indicate our future performance.
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
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, governments and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around four core offerings: Business Transformation, Strategy, Transactions and Turnaround & Restructuring.
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk and investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, M&A, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.
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
Effective July 1, 2023, we modified the composition of two of our reportable segments to reflect changes in how we operate our business. We transferred 127 billable professionals in our health solutions practice within our FLC segment who focus on business transformation services in the healthcare and life sciences sector to our realigned business transformation practice within our Corporate Finance segment. This change aligns this group of professionals with the broader business transformation capabilities within the Corporate Finance segment. Eighty-three billable professionals who focus on advisory and managed care services within the health solutions practice remained in the FLC segment. Prior period Corporate Finance and FLC segment information included in this Annual Report has been reclassified to conform to the current period presentation.
We derive substantially all of our revenues from providing professional services to both U.S. and international clients. Most of our services are rendered under time and expense contract arrangements, which require the client to pay us based on the number of hours worked at contractually agreed-upon rates. Under this arrangement, we typically bill our clients for reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs. Certain contracts are rendered under fixed-fee arrangements, which require the client to pay a fixed-fee in exchange for a predetermined set of professional services. Fixed-fee arrangements may require certain clients to pay us a recurring retainer. Our contract arrangements may also contain success fees or performance-based arrangements in which our fees are based on the attainment of contractually defined objectives with our client. This type of success fee may supplement a time and expense or fixed-fee arrangement. Success fee revenues may cause variations in our revenues and operating results due to the timing of when achieving the performance-based criteria becomes probable. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
In our Technology segment, certain clients are billed based on the amount of data storage used or the volume of information processed. Unit-based revenues are defined as revenues billed on a per item, per page or another unit-based method and include revenues from data processing and hosting. Unit-based revenues include revenues associated with licensed software products made available to customers via a web browser (“on-demand”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions.
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
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share (“EPS”), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, the gain or loss on sale of a business and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with an additional understanding of our business operating results, including underlying trends.
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

Full Year 2023 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2023	2022	% Increase (Decrease)

	(dollar amounts in thousands, except per share amounts)
Revenues	$3,489,242	$3,028,908	15.2%
Special charges (1)	$—	$8,340	(100.0)%
Net income	$274,892	$235,514	16.7%
Adjusted EBITDA	$424,799	$357,558	18.8%
Earnings per common share — diluted	$7.71	$6.58	17.2%
Adjusted earnings per common share — diluted	$7.71	$6.77	13.9%
Net cash provided by operating activities	$224,461	$188,794	18.9%
Total number of employees	7,990	7,635	4.6%

(1)Excluded from non-GAAP financial measures
Revenues
Revenues for the year ended December 31, 2023 increased $460.3 million, or 15.2%, as compared with the year ended December 31, 2022, primarily due to increased demand across all of our business segments.
Special Charges
There were no special charges recorded during the year ended December 31, 2023. For the year ended December 31, 2022, we recorded a special charge of $8.3 million, which consisted of employee severance and other employee-related costs associated with programmatic headcount reductions primarily in our FLC and Corporate Finance segments to realign our workforce with business demand.
Net income
Net income for the year ended December 31, 2023 increased $39.4 million, or 16.7%, as compared with the year ended December 31, 2022. Higher revenues were partially offset by an increase in billable compensation expenses resulting in higher gross profit. The increase in billable compensation expense includes the impact of an increase in billable headcount. The increase in gross profit was partially offset by higher selling, general and administrative (“SG&A”) expenses, primarily due to higher non-billable compensation expenses, which includes the impact of an increase in non-billable headcount, an increase in bad debt, outside services and other general and administrative expenses resulting in higher operating income. Operating income was partially offset by higher income taxes resulting in an increase in net income.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2023 increased $67.2 million, or 18.8%, as compared with the year ended December 31, 2022. Adjusted EBITDA Margin of 12.2% of revenues for the year ended December 31, 2023 compared with 11.8% of revenues for the year ended December 31, 2022. Higher revenues were partially offset by an increase in billable compensation expenses resulting in higher gross profit. The increase in billable compensation expense includes the impact of an increase in billable headcount. The increase in gross profit was partially offset by higher SG&A expenses, primarily due to higher non-billable compensation expenses, which includes the impact of an increase in non-billable headcount, an increase in bad debt, outside services and other general and administrative expenses resulting in higher Adjusted EBITDA.
EPS and Adjusted EPS
EPS for the year ended December 31, 2023 increased $1.13 to $7.71 compared with $6.58 for the year ended December 31, 2022. The increase in EPS was primarily due to the higher net income described above.
Adjusted EPS for the year ended December 31, 2023 increased $0.94 to $7.71 compared with $6.77 for the year ended December 31, 2022. Adjusted EPS for the year ended December 31, 2022 excluded the $8.3 million special charge, which increased Adjusted EPS by $0.19.

Liquidity and Capital Allocation
Net cash provided by operating activities for the year ended December 31, 2023 increased $35.7 million to $224.5 million compared with $188.8 million for the year ended December 31, 2022. The increase in net cash provided by operating activities was primarily due to higher cash collections resulting from increased billings. The increase was partially offset by higher compensation expenses primarily related to headcount growth, an increase in other operating expenses and higher use of working capital required for growth. Days sales outstanding (“DSO”) was 100 days at December 31, 2023 and 97 days at December 31, 2022.
Free Cash Flow was an inflow of $174.9 million and $135.7 million for the years ended December 31, 2023 and 2022, respectively. The increase in Free Cash Flow for the year ended December 31, 2023 was primarily due to higher net cash provided by operating activities, as described above.
Net cash provided by operating activities and existing cash resources, including our senior secured bank revolving credit facility (“Credit Facility”) were used to repay the $315.8 million principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) at maturity. Additionally, a portion of net cash provided by operating activities was used to purchase a $24.4 million short-term investment and to repurchase and retire 112,139 shares of our common stock under our Repurchase Program for an average price per share of $158.70, at a total cost of $17.8 million during the year ended December 31, 2023. We had $460.7 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2023.
Headcount
The following table includes the net headcount additions by segment and in total for the year ended December 31, 2023.

	Billable Headcount
	Corporate Finance (1)	FLC (1)	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2022	2,100	1,430	1,007	556	970	6,063	1,572	7,635
Additions, net	115	17	82	72	1	287	68	355
December 31, 2023	2,215	1,447	1,089	628	971	6,350	1,640	7,990
Percentage change in headcount from December 31, 2022	5.5%	1.2%	8.1%	12.9%	0.1%	4.7%	4.3%	4.6%

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2023	2022

	(in thousands, except per share data)
Revenues
Corporate Finance (1)	$1,346,678	$1,147,118
FLC (1)	654,105	579,933
Economic Consulting	771,374	695,208
Technology	387,855	319,983
Strategic Communications	329,230	286,666
Total revenues	$3,489,242	$3,028,908
Segment operating income
Corporate Finance (1)	$216,504	$197,424
FLC (1)	81,296	52,693
Economic Consulting	109,818	98,178
Technology	48,196	33,431
Strategic Communications	47,167	46,982
Total segment operating income	502,981	428,708
Unallocated corporate expenses	(125,420)	(124,830)
Operating income	377,561	303,878
Other income (expense)
Interest income and other	(4,867)	3,918
Interest expense	(14,331)	(10,047)
	(19,198)	(6,129)
Income before income tax provision	358,363	297,749
Income tax provision	83,471	62,235
Net income	$274,892	$235,514
Earnings per common share — basic	$8.10	$6.99
Earnings per common share — diluted	$7.71	$6.58

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.

Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net income	$274,892	$235,514
Add back:
Income tax provision	83,471	62,235
Interest income and other	4,867	(3,918)
Interest expense	14,331	10,047
Depreciation and amortization	41,079	35,697
Amortization of intangible assets	6,159	9,643
Special charges	—	8,340
Adjusted EBITDA	$424,799	$357,558
Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2023	2022

	(in thousands, except per share data)
Net income	$274,892	$235,514
Add back:
Special charges	—	8,340
Tax impact of special charges	—	(1,584)
Adjusted Net Income	$274,892	$242,270
Earnings per common share — diluted	$7.71	$6.58
Add back:
Special charges	—	0.23
Tax impact of special charges	—	(0.04)
Adjusted earnings per common share — diluted	$7.71	$6.77
Weighted average number of common shares outstanding — diluted	35,646	35,783
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$224,461	$188,794
Purchases of property and equipment	(49,562)	(53,098)
Free Cash Flow	$174,899	$135,696
Year Ended December 31, 2023 Compared with December 31, 2022
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $0.6 million, or 0.5%, to $125.4 million compared with $124.8 million for the year end of December 31, 2022. Excluding the impact of special charges recorded in 2022, unallocated corporate expenses increased by $1.4 million, or 1.1%. The increase was primarily due to higher compensation expenses, which was partially offset by higher allocation of infrastructure support spend.

Interest income and other
Interest income and other, which includes FX gains and losses, decreased $8.8 million to a $4.9 million loss for the year ended December 31, 2023, compared with a $3.9 million gain for the year ended December 31, 2022. The decrease was primarily due to $9.3 million in net FX losses for the year ended December 31, 2023 compared to $0.1 million in net FX gains for the year ended December 31, 2022.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $4.3 million, or 42.6%, to $14.3 million in 2023 compared with $10.0 million in 2022. The increase was primarily due to higher interest rates on borrowings under our Credit Facility incurred in connection with the repayment at maturity of the principal amount of our 2023 Convertible Notes.
Income tax provision
Our income tax provision increased $21.2 million, or 34.1%, to $83.5 million in 2023 from $62.2 million in 2022. Our effective tax rate of 23.3% for 2023 compared to 20.9% for 2022. The increase in the income tax provision was due to an increase in income before income tax. The higher effective tax rate in 2023 was primarily due an increase in foreign taxes and a less favorable tax benefit related to share-based compensation as compared to 2022 due to fewer shares vesting, which was partially offset by a foreign tax credit benefit.
A portion of the increase of the 2023 effective tax rate was related to the 2022 $9.6 million tax benefit related to the release of a U.S. foreign tax credit valuation allowance which did not recur in 2023, utilization of current year foreign tax credits and a deferred tax benefit arising from an intellectual property license agreement between a U.S. subsidiary of the Company and certain foreign subsidiaries of the Company.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net income	$274,892	$235,514
Add back:
Income tax provision	83,471	62,235
Interest income and other	4,867	(3,918)
Interest expense	14,331	10,047
Unallocated corporate expenses	125,420	124,830
Total segment operating income	502,981	428,708
Add back:
Segment depreciation expense	39,233	32,876
Amortization of intangible assets	6,159	9,642
Segment special charges	—	7,564
Total Adjusted Segment EBITDA	$548,373	$478,790

Other Segment Operating Data

	Year Ended December 31,
	2023	2022
Number of revenue-generating professionals (at period end):
Corporate Finance (1)	2,215	2,100
FLC (1)	1,447	1,430
Economic Consulting	1,089	1,007
Technology (2)	628	556
Strategic Communications	971	970
Total revenue-generating professionals	6,350	6,063
Utilization rates of billable professionals: (3)
Corporate Finance (1)	60%	60%
FLC (1)	57%	54%
Economic Consulting	67%	68%
Average billable rate per hour: (4)
Corporate Finance (1)	$494	$456
FLC (1)	$386	$359
Economic Consulting	$547	$508

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
(2)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 670 and 561 as-needed employees during the years ended December 31, 2023 and 2022, respectively.
(3)We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, U.S. standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented utilization rates for our Technology and Strategic Communications segments as most of the revenues of these segments are not generated on an hourly basis.
(4)For engagements where revenues are based on number of hours worked by our billable professionals and fixed-fee arrangements, average billable rate per hour is calculated by dividing revenues (excluding revenues from success fees, pass-through revenues and outside consultants) for a period by the number of hours worked on client assignments during the same period. We have not presented average billable rates per hour for our Technology and Strategic Communications segments as most of the revenues of these segments are not based on billable hours.

CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2023	2022 (1)

	(dollars in thousands, except rate per hour)
Revenues	$1,346,678	$1,147,118
Percentage change in revenues from prior year	17.4%
Operating expenses
Direct cost of revenues	914,707	766,514
Selling, general and administrative expenses	210,388	172,760
Special charges	—	2,444
Amortization of intangible assets	5,079	7,976
	1,130,174	949,694
Segment operating income	216,504	197,424
Percentage change in segment operating income from prior year	9.7%
Add back:
Depreciation and amortization of intangible assets	14,333	14,941
Special charges	—	2,444
Adjusted Segment EBITDA	$230,837	$214,809
Gross profit (2)	$431,971	$380,604
Percentage change in gross profit from prior year	13.5%
Gross profit margin (3)	32.1%	33.2%
Adjusted Segment EBITDA as a percentage of revenues	17.1%	18.7%
Number of revenue-generating professionals (at period end)	2,215	2,100
Percentage change in number of revenue-generating professionals from prior year	5.5%
Utilization rate of billable professionals	60%	60%
Average billable rate per hour	$494	$456

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
(2)Revenues less direct cost of revenues
(3)Gross profit as a percentage of revenues
Year Ended December 31, 2023 Compared with December 31, 2022
Revenues increased $199.6 million, or 17.4%, to $1,346.7 million for the year ended December 31, 2023, primarily due to increased demand and realized bill rates across our restructuring and business transformation & strategy services.
Gross profit increased $51.4 million, or 13.5%, to $432.0 million for the year ended December 31, 2023. Gross profit margin decreased 1.1 percentage points from 2022 to 2023. The decrease in gross profit margin was largely due to an increase in contractor costs.
SG&A expenses increased $37.6 million, or 21.8%, to $210.4 million for the year ended December 31, 2023. SG&A expenses of 15.6% of revenues in 2023 compared with 15.1% in 2022. The increase in SG&A expenses was primarily due to higher infrastructure support, bad debt, compensation, and other general and administrative expenses.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2023	2022 (1)

	(dollars in thousands, except rate per hour)
Revenues	$654,105	$579,933
Percentage change in revenues from prior year	12.8%
Operating expenses
Direct cost of revenues	437,318	403,921
Selling, general and administrative expenses	134,708	117,728
Special charges	—	4,614
Amortization of intangible assets	783	977
	572,809	527,240
Segment operating income	81,296	52,693
Percentage change in segment operating income from prior year	54.3%
Add back:
Depreciation and amortization of intangible assets	6,813	6,266
Special charges	—	4,614
Adjusted Segment EBITDA	$88,109	$63,573
Gross profit (2)	$216,787	$176,012
Percentage change in gross profit from prior year	23.2%
Gross profit margin (3)	33.1%	30.4%
Adjusted Segment EBITDA as a percentage of revenues	13.5%	11.0%
Number of revenue-generating professionals (at period end)	1,447	1,430
Percentage change in number of revenue-generating professionals from prior year	1.2%
Utilization rate of billable professionals	57%	54%
Average billable rate per hour	$386	$359

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned transformation practice within our Corporate Finance segment.
(2)Revenues less direct cost of revenues
(3)Gross profit as a percentage of revenues
Year Ended December 31, 2023 Compared with December 31, 2022
Revenues increased $74.2 million, or 12.8%, to $654.1 million for the year ended December 31, 2023, primarily due to higher demand and realized bill rates for our investigations and construction solutions services and higher demand for our data & analytics services.
Gross profit increased $40.8 million, or 23.2%, to $216.8 million for the year ended December 31, 2023. Gross profit margin increased 2.8 percentage points from 2022 to 2023. The increase in gross profit margin was primarily due to a 3 percentage point increase in utilization and higher realized bill rates.
SG&A expenses increased $17.0 million, or 14.4%, to $134.7 million for the year ended December 31, 2023. SG&A expenses of 20.6% of revenues in 2023 compared with 20.3% in 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, compensation and bad debt expenses.

ECONOMIC CONSULTING

	Year Ended December 31,
	2023	2022

	(dollars in thousands, except rate per hour)
Revenues	$771,374	$695,208
Percentage change in revenues from prior year	11.0%
Operating expenses
Direct cost of revenues	552,697	510,987
Selling, general and administrative expenses	108,859	86,012
Special charges	—	31
	661,556	597,030
Segment operating income	109,818	98,178
Percentage change in segment operating income from prior year	11.9%
Add back:
Depreciation and amortization	5,989	4,881
Special charges	—	31
Adjusted Segment EBITDA	$115,807	$103,090
Gross profit (1)	$218,677	$184,221
Percentage change in gross profit from prior year	18.7%
Gross profit margin (2)	28.3%	26.5%
Adjusted Segment EBITDA as a percentage of revenues	15.0%	14.8%
Number of revenue-generating professionals (at period end)	1,089	1,007
Percentage change in number of revenue-generating professionals from prior year	8.1%
Utilization rate of billable professionals	67%	68%
Average billable rate per hour	$547	$508

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2023 Compared with December 31, 2022
Revenues increased $76.2 million, or 11.0%, to $771.4 million for the year ended December 31, 2023, primarily due to higher realized bill rates and demand for our non-M&A-related antitrust services and higher demand and realized bill rates for our financial economics and international arbitration services.
Gross profit increased $34.5 million, or 18.7%, to $218.7 million for the year ended December 31, 2023. Gross profit margin increased 1.9 percentage points from 2022 to 2023. The increase in gross profit margin was primarily due to lower variable compensation expenses as a percentage of revenues and higher realized bill rates, which was partially offset by a 1 percentage point decline in utilization.
SG&A expenses increased $22.8 million, or 26.6%, to $108.9 million for the year ended December 31, 2023. SG&A expenses of 14.1% of revenues in 2023 compared with 12.4% in 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, bad debt, compensation, outside services, and other general and administrative expenses.

TECHNOLOGY

	Year Ended December 31,
	2023	2022

	(dollars in thousands)
Revenues	$387,855	$319,983
Percentage change in revenues from prior year	21.2%
Operating expenses
Direct cost of revenues	239,343	206,611
Selling, general and administrative expenses	100,316	79,835
Special charges	—	106
	339,659	286,552
Segment operating income	48,196	33,431
Percentage change in segment operating income from prior year	44.2%
Add back:
Depreciation and amortization	14,515	13,161
Special charges	—	106
Adjusted Segment EBITDA	$62,711	$46,698
Gross profit (1)	$148,512	$113,372
Percentage change in gross profit from prior year	31.0%
Gross profit margin (2)	38.3%	35.4%
Adjusted Segment EBITDA as a percentage of revenues	16.2%	14.6%
Number of revenue-generating professionals (at period end) (3)	628	556
Percentage change in number of revenue-generating professionals from prior year	12.9%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis
Year Ended December 31, 2023 Compared with December 31, 2022
Revenues increased $67.9 million, or 21.2%, to $387.9 million for the year ended December 31, 2023, primarily due to increased demand for investigations and litigation services, which was partially offset by lower demand for information governance, privacy & security services.
Gross profit increased $35.1 million, or 31.0%, to $148.5 million for the year ended December 31, 2023. Gross profit margin increased 2.9 percentage points from 2022 to 2023. The increase in gross profit margin was primarily due to an increased mix and profitability of our hosting and consulting services, which was partially offset by lower mix of our higher margin processing services.
SG&A expenses increased $20.5 million, or 25.7%, to $100.3 million for the year ended December 31, 2023. SG&A expenses of 25.9% of revenues for 2023 compared with 24.9% in 2022. The increase in SG&A expenses was primarily due to higher compensation, infrastructure support, bad debt expenses and lease abandonment costs.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2023	2022

	(dollars in thousands)
Revenues	$329,230	$286,666
Percentage change in revenues from prior year	14.8%
Operating expenses
Direct cost of revenues	210,151	177,910
Selling, general and administrative expenses	71,615	60,716
Special charges	—	369
Amortization of intangible assets	297	689
	282,063	239,684
Segment operating income	47,167	46,982
Percentage change in segment operating income from prior year	0.4%
Add back:
Depreciation and amortization of intangible assets	3,742	3,269
Special charges	—	369
Adjusted Segment EBITDA	$50,909	$50,620
Gross profit (1)	$119,079	$108,756
Percentage change in gross profit from prior year	9.5%
Gross profit margin (2)	36.2%	37.9%
Adjusted Segment EBITDA as a percentage of revenues	15.5%	17.7%
Number of revenue-generating professionals (at period end)	971	970
Percentage change in number of revenue-generating professionals from prior year	0.1%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2023 Compared with December 31, 2022
Revenues increased $42.6 million, or 14.8%, to $329.2 million for the year ended December 31, 2023, primarily driven by higher demand for our corporate reputation and public affairs services.
Gross profit increased $10.3 million, or 9.5%, to $119.1 million for the year ended December 31, 2023. Gross profit margin decreased 1.8 percentage points from 2022 to 2023. The decrease in gross profit margin was primarily driven by higher compensation expenses as a percentage of revenues.
SG&A expenses increased $10.9 million, or 18.0%, to $71.6 million for the year ended December 31, 2023. SG&A expenses of 21.8% of revenues in 2023 compared with 21.2% in 2022. The increase in SG&A expenses was primarily driven by higher infrastructure support, travel and entertainment, compensation, and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. We believe that our cash flows from operations, supplemented by borrowings under our Credit Facility, as necessary, will provide adequate cash to fund our cash needs for at least the next 12 months. Generally, our cash flows from operations for the full year exceed our cash needs for capital expenditures and debt service requirements.
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
Uncertainties and Trends Affecting Liquidity

Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic and workforce disruptions arise, including any future impact of future public health crises, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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

Cash Flows

	Year Ended December 31,
	2023	2022

Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$224,461	$188,794
Net cash used in investing activities	$(73,835)	$(60,061)
Net cash used in financing activities	$(354,663)	$(106,012)
Effect of exchange rate changes on cash and cash equivalents	$15,571	$(25,518)
DSO (1)	100	97

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing accounts receivable, net reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Year Ended December 31, 2023 Compared with December 31, 2022
Net cash provided by operating activities of $224.5 million for 2023 compared with $188.8 million for 2022. The increase of $35.7 million, or 18.9%, in net cash provided by operating activities was primarily due to higher cash collections resulting from increased billings. The increase was partially offset by higher compensation expenses primarily related to headcount growth, an increase in other operating expenses and higher use of working capital required for growth. DSO was 100 days as of December 31, 2023 and 97 days as of December 31, 2022.
Net cash used in investing activities of $73.8 million for 2023 compared with $60.1 million for 2022. The increase of $13.8 million, or 22.9%, in net cash used in investing activities was primarily due to a $24.4 million payment for a short-term investment during 2023, as there were no payments for short-term investments during 2022, and a $3.8 million increase in capital expenditures. These increases were partially offset by a $6.7 million decrease in payments for the acquisition of businesses, as there were no acquisitions of businesses during 2023.
Net cash used in financing activities of $354.7 million for 2023 compared with $106.0 million for 2022. The increase of $248.7 million, or 234.5%, in net cash used in financing activities was primarily due to the repayment of the $315.8 million principal amount of our 2023 Convertible Notes at maturity, which was partially offset by a decrease of $64.4 million in payments for common stock repurchases under the Repurchase Program as compared to 2022.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $15.6 million for 2023 compared to an unfavorable impact of $25.5 million for 2022.
Principal Sources of Capital Resources
As of December 31, 2023, our capital resources included $303.2 million of cash and cash equivalents, a $24.4 million short-term investment and available borrowing capacity of $899.9 million under the $900.0 million revolving line of credit under our Credit Facility. As of December 31, 2023, we had no outstanding borrowings under our Credit Facility and $0.1 million of outstanding letters of credit, which reduced the availability of borrowings under the Credit Facility. We use letters of credit primarily in lieu of security deposits for our leased office facilities. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
The availability of borrowings, as well as issuances and extensions of letters of credit under our Credit Facility, are subject to specified conditions. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $1.2 billion. See Note 14, “Debt” in Part II, Item 8, of this Annual Report for a further discussion of variable interest rates and guarantees under the Credit Facility.
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of December 31, 2023, we were in compliance with the covenants contained in the Credit Agreement. See Note 14, “Debt” in Part II, Item 8 for a further discussion of the Credit Agreement.
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
Capital Expenditures
During 2023, we spent $49.6 million in capital expenditures to support our organization, including direct support for specific client engagements. During 2024, we currently expect to make capital expenditures to support our organization in an aggregate amount of between $35 million and $42 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete acquisitions.
Share Repurchase Program
During the year ended December 31, 2023, we made $21.0 million in payments for common stock repurchases under the Repurchase Program. We had $460.7 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2023.
Future Contractual Obligations
We have no future contractual obligations as of December 31, 2023 related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 14, “Debt” in Part II, Item 8. Under our operating leases as described in Note 15, “Leases” in Part II, Item 8, we have current obligations of $33.9 million and non-current obligations of $223.8 million.
The above amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
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

The process of evaluating the potential impairment of goodwill requires significant judgment and estimates. In 2023, we performed our annual impairment tests for each of our reporting units. The results of that test indicated that for each of our reporting units, no impairment existed. If market conditions significantly deteriorate from our current assumptions regarding forecasted cash flows, we may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized. No impairment charges for intangible assets were recorded in 2023.
Significant New Accounting Pronouncements
See Note 2, “New Accounting Standards” in Part II, Item 8 of this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign exchange rates.
Interest Rate Risk and Market Risk
We are exposed to interest rate risk associated with borrowings under our Credit Facility. For details related to variable interest rates on our Credit Facility, refer to Note 14, “Debt” in Part II Item 8 of this Annual Report. As of December 31, 2023, our Credit Facility had no borrowings outstanding. Variable interest borrowings had a weighted average interest rate of 7.09% during the twelve months ended December 31, 2023. A hypothetical 100 basis point increase in interest rate for the year ended December 31, 2023 would have a $0.8 million effect on interest expense. As of December 31, 2022, our Credit Facility had no borrowings outstanding. Variable interest borrowings had a weighted average interest rate of 3.64% during the twelve months ended December 31, 2022. A hypothetical 100 basis point increase in interest rate for the year ended December 31, 2022 would have a $0.1 million effect on interest expense. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2023 and prior to the November 21, 2027 maturity date of our Credit Facility.
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

Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the Euro, Australian dollar, British pound and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2023, 2022 and 2021. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
	2023	2022	2021

Changes in Net Investment of Foreign Subsidiaries	(in thousands)
Euro	$6,210	$(9,187)	$(12,381)
Australian dollar	(161)	(4,930)	(4,002)
British pound	15,842	(29,738)	(3,132)
Canadian dollar	1,017	(747)	(247)
All other	3,354	(3,280)	(2,643)
Total	$26,262	$(47,882)	$(22,405)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 22, 2024

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (Principal Executive Officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
FTI Consulting, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Changes in estimates of potential fee reductions
As discussed in Note 1 to the consolidated financial statements, for certain arrangements, the Company records revenues based on the amount it estimates it will be entitled to in exchange for its services and only to the extent that a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. The Company records changes to revenue when there are changes in estimates of potential fee reductions imposed by bankruptcy courts or other regulatory agencies or negotiated with specific clients. Revenues for the year ended December 31, 2023 were $3,489,242 thousand, which includes the previously mentioned changes.
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
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 22, 2024

FTI Consulting, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$303,222	$491,688
Accounts receivable, net	1,102,142	896,153
Current portion of notes receivable	30,997	27,292
Prepaid expenses and other current assets	119,092	95,469
Total current assets	1,555,453	1,510,602
Property and equipment, net	159,662	153,466
Operating lease assets	208,910	203,764
Goodwill	1,234,569	1,227,593
Intangible assets, net	18,285	25,514
Notes receivable, net	75,431	55,978
Other assets	73,568	64,490
Total assets	$3,325,878	$3,241,407
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$223,758	$173,953
Accrued compensation	601,074	541,892
Billings in excess of services provided	67,937	53,646
Total current liabilities	892,769	769,491
Long-term debt, net	—	315,172
Noncurrent operating lease liabilities	223,774	221,604
Deferred income taxes	140,976	162,374
Other liabilities	86,939	91,045
Total liabilities	1,344,458	1,559,686
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding —35,521 (2023) and 34,026 (2022)	355	340
Additional paid-in capital	16,760	—
Retained earnings	2,114,765	1,858,103
Accumulated other comprehensive loss	(150,460)	(176,722)
Total stockholders’ equity	1,981,420	1,681,721
Total liabilities and stockholders’ equity	$3,325,878	$3,241,407

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$3,489,242	$3,028,908	$2,776,222
Operating expenses
Direct cost of revenues	2,354,216	2,065,977	1,915,507
Selling, general and administrative expenses	751,306	641,070	537,844
Special charges	—	8,340	—
Amortization of intangible assets	6,159	9,643	10,823
	3,111,681	2,725,030	2,464,174
Operating income	377,561	303,878	312,048
Other income (expense)
Interest income and other	(4,867)	3,918	6,193
Interest expense	(14,331)	(10,047)	(20,294)
	(19,198)	(6,129)	(14,101)
Income before income tax provision	358,363	297,749	297,947
Income tax provision	83,471	62,235	62,981
Net income	$274,892	$235,514	$234,966
Earnings per common share — basic	$8.10	$6.99	$7.02
Earnings per common share — diluted	$7.71	$6.58	$6.65
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $—, $— and $—	$26,262	$(47,882)	$(22,405)
Total other comprehensive income (loss), net of tax	26,262	(47,882)	(22,405)
Comprehensive income	$301,154	$187,632	$212,561

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2020	34,481	$345	$—	$1,506,271	$(106,435)	$1,400,181
Net income	—	$—	$—	$234,966	$—	$234,966
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(22,405)	(22,405)
Issuance of common stock in connection with:
Exercise of options	78	1	2,693	—	—	2,694
Restricted share grants, less net settled shares of 94	196	1	(11,636)	—	—	(11,635)
Stock units issued under incentive compensation plan	—	—	2,603	—	—	2,603
Purchase and retirement of common stock	(422)	(4)	(3,047)	(43,081)	—	(46,132)
Conversion of convertible senior notes due 2023	—	—	(2)	—	—	(2)
Share-based compensation	—	—	23,051	—	—	23,051
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$235,514	$—	$235,514
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(47,882)	(47,882)
Issuance of common stock in connection with:
Exercise of options	68	—	2,317	—	—	2,317
Restricted share grants, less net settled shares of 116	199	2	(17,955)	—	—	(17,953)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(574)	(5)	(88,601)	—	—	(88,606)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(15)	—	—	(15)
Share-based compensation	—	—	25,414	—	—	25,414
Reclassification of negative additional paid-in capital	—	—	97,645	(97,645)	—	—
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$274,892	$—	$274,892
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	26,262	26,262
Issuance of common stock in connection with:
Exercise of options	38	—	1,297	—	—	1,297
Restricted share grants, less net settled shares of 91	108	1	(16,375)	—	—	(16,374)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Settlement of conversion premium of convertible senior notes due 2023	1,461	15	(21)	—	—	(6)
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(381)	—	—	(381)
Share-based compensation	—	—	29,534	—	—	29,534
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$274,892	$235,514	$234,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,079	35,898	34,269
Amortization of intangible assets	6,159	9,643	10,823
Acquisition-related contingent consideration	3,818	2,172	(324)
Provision for expected credit losses	35,149	19,684	16,151
Share-based compensation	29,534	25,414	23,051
Amortization of debt discount and issuance costs and other	1,925	2,224	11,701
Deferred income taxes	(25,453)	(10,456)	4,958
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(229,296)	(182,667)	(61,274)
Notes receivable	(22,919)	(403)	12,645
Prepaid expenses and other assets	7,606	459	(1,165)
Accounts payable, accrued expenses and other	8,687	8,430	(2,102)
Income taxes	29,335	(4,322)	10,523
Accrued compensation	50,186	37,931	59,566
Billings in excess of services provided	13,759	9,273	1,695
Net cash provided by operating activities	224,461	188,794	355,483
Investing activities
Payments for acquisition of businesses, net of cash received	—	(6,742)	(10,428)
Purchases of property and equipment and other	(49,479)	(53,319)	(68,665)
Purchase of short-term investment	(24,356)	—	—
Net cash used in investing activities	(73,835)	(60,061)	(79,093)
Financing activities
Borrowings under revolving line of credit	835,000	165,000	402,500
Repayments under revolving line of credit	(835,000)	(165,000)	(402,500)
Repayment of convertible notes	(315,763)	—	—
Payments of debt issuance costs	—	(3,993)	—
Purchase and retirement of common stock	(20,982)	(85,424)	(46,133)
Share-based compensation tax withholdings and other	(15,078)	(15,330)	(9,246)
Payments for business acquisition liabilities	(3,651)	(4,848)	(7,496)
Deposits and other	811	3,583	1,201
Net cash used in financing activities	(354,663)	(106,012)	(61,674)
Effect of exchange rate changes on cash and cash equivalents	15,571	(25,518)	(15,184)
Net increase (decrease) in cash and cash equivalents	(188,466)	(2,797)	199,532
Cash and cash equivalents, beginning of period	491,688	494,485	294,953
Cash and cash equivalents, end of period	$303,222	$491,688	$494,485
Supplemental cash flow disclosures
Cash paid for interest	$14,390	$7,836	$9,102
Cash paid for income taxes, net of refunds	$79,588	$77,013	$47,500
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,274	$1,664	$2,603
Business acquisition liabilities not yet paid	$—	$5,593	$1,093
Non-cash additions to property and equipment	$950	$4,272	$6,518
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
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2023, we derived approximately 37% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
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
•Fixed-fee arrangements require the client to pay a fixed-fee in exchange for a predetermined set of professional services. We recognize revenues earned to date by applying the proportional performance method. Generally, these arrangements have one performance obligation.
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
In our Technology segment, certain clients are billed based on the amount of data storage used or the volume of information processed. Unit-based revenues are defined as revenues billed on a per item, per page or another unit-based method and include revenues from data processing and hosting. Unit-based revenues include revenues associated with licensed software products made available to customers via a web browser (“on-demand”). On-demand revenues are charged on a unit or monthly basis and include, but are not limited to, processing and review related functions.
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
Direct Cost of Revenues
Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits, the cost of contractors assigned to revenue-generating activities and direct expenses billable to clients. Direct cost of revenues also includes expense for cloud-based computing and depreciation expense on licensed software used to host and process client information. Direct cost of revenues does not include an allocation of corporate overhead and non-billable segment costs.
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
Acquisition-Related Contingent Consideration
The fair value of acquisition-related contingent consideration is estimated at the acquisition date utilizing either a Monte Carlo pricing model or the present value of our probability-weighted estimate of future cash flows. Subsequent to the acquisition date, on a quarterly basis, the contingent consideration liability is remeasured at current fair value with any changes recorded in earnings. Accretion expense is recorded to contingent consideration liabilities for changes in fair value due to the passage of time. Remeasurement gains or losses and accretion expense are included in “Selling, general and administrative” (“SG&A”) expenses on the Consolidated Statements of Comprehensive Income.
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $23.0 million, $19.4 million and $13.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in SG&A expenses on the Consolidated Statements of Comprehensive Income.
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
Short-term Investment
The short-term investment represents an investment in a certificate of deposit with an original maturity of less than one year and is included in the “Prepaid expenses and other current assets” financial statement line item on the Consolidated Balance Sheets. We classified the short-term investment as held-to-maturity in accordance with Accounting Standards Codification Topic 320, Investments - Debt and Equity Securities. Short-term investments classified as held-to-maturity are financial instruments the Company has the intent and ability to hold until maturity and are reported net of amortized cost. Any interest earned on the short-term investment is recorded in “Interest income and other” on the Consolidated Statements of Comprehensive Income.
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
Property and Equipment
We record property and equipment, including improvements that extend useful life, at cost, while maintenance and repairs are expensed as incurred. We calculate depreciation using the straight-line method based on an estimated useful life ranging from less than one year to 11 years for furniture, equipment and software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within computer equipment and software and is amortized over the estimated useful life of the software, which ranges from three years to 10 years. Purchased software licenses to be sold to customers are capitalized and amortized over the license term.
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans and retention payments, which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest income of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. For the year ended December 31, 2023, we have recorded accrued interest income as a reduction to operating expense on our Consolidated Statement of Comprehensive Income.
Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. The unforgiven interest is recorded to interest income and other on our Consolidated Statements of Comprehensive Income at the time of termination.
If the termination was by the Company without “cause” or by the employee with “good reason,” or, subject to certain conditions, if the employee terminates his or her employment due to retirement or non-renewal of his or her employment agreement, the loan may be forgiven or continue to be forgivable, in whole or in part. We amortize forgivable loans straight-line over the requisite service period, which ranges from a period of one year to 10 years. The amount of expense recognized at any date must at least equal the portion of the principal forgiven on the forgiveness date.
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

Convertible Notes
The carrying amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) is recognized as a liability as of December 31, 2022 on the Consolidated Balance Sheets. We recorded debt issuance costs as an adjustment to the carrying amount of our 2023 Convertible Notes liability and amortized the costs using the effective interest rate method over the expected life of the instrument. The principal amount of the 2023 Convertible Notes of $315.8 million was settled in cash at maturity on August 15, 2023 utilizing existing cash resources, including our senior secured bank revolving credit facility (“Credit Facility”).
2. New Accounting Standards
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
For the years ended December 31, 2023 and 2022, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share, as required by the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). For the year ended December 31, 2021, prior to the adoption of ASU 2020-06, we used the treasury stock method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share because we had the ability and intent to settle the principal amount of the outstanding 2023 Convertible Notes in cash. The conversion feature had a dilutive impact on earnings per common share for the years ended December 31, 2023, 2022 and 2021, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share. On August 17, 2023, we issued a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity. As of December 31, 2023, there were no 2023 Convertible Notes outstanding. See Note 14, “Debt” for additional information about the 2023 Convertible Notes.

	Year Ended December 31,
	2023	2022	2021
Numerator — basic and diluted
Net income	$274,892	$235,514	$234,966
Denominator
Weighted average number of common shares outstanding — basic	33,924	33,693	33,489
Effect of dilutive share-based awards	559	599	701
Effect of dilutive stock options	295	325	368
Effect of dilutive convertible notes	868	1,166	779
Weighted average number of common shares outstanding — diluted	35,646	35,783	35,337
Earnings per common share — basic	$8.10	$6.99	$7.02
Earnings per common share — diluted	$7.71	$6.58	$6.65
Antidilutive stock options and share-based awards	5	9	4
4. Revenues
We generate the majority of our revenues by providing consulting services to our clients. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for revenues.
Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers. We estimate that approximately 77% of our revenues recognized during the year ended December 31, 2023 were generated from time and expense contract arrangements. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $11.7 million, $24.4 million and $26.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of December 31, 2023 and 2022, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $34.6 million and $3.6 million, respectively. We expect to recognize the majority of the related revenues over the next 36 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of December 31, 2023 and 2022, respectively.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of December 31, 2023 and 2022, respectively.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	December 31,
	2023	2022
Accounts receivable:
Billed receivables	$745,371	$633,055
Unbilled receivables	421,488	308,873
Allowance for expected credit losses	(64,717)	(45,775)
Accounts receivable, net	$1,102,142	$896,153
The following table summarizes the total provision for expected credit losses and write-offs:

	Year Ended December 31,
	2023	2022	2021
Provision for expected credit losses	$35,149	$19,684	$16,151
Write-offs	$24,441	$13,085	$23,641
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for the allowance for expected credit losses.
6. Special Charges
There were no special charges recorded during the years ended December 31, 2023 and 2021.
During the year ended December 31, 2022, we recorded a special charge of $8.3 million, which consisted of employee severance and other employee-related costs associated with programmatic headcount reductions primarily in our FLC and Corporate Finance segments to realign our workforce with business demand.
The following table details the special charges by segment:

Year Ended December 31, 2022
Corporate Finance	$2,444
FLC	4,614
Economic Consulting	31
Technology	106
Strategic Communications	369
Segment special charge	7,564
Unallocated Corporate	776
Total special charges	$8,340

7. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017, and as amended as of June 3, 2020, there were 875,277 shares of common stock available for grant as of December 31, 2023.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,

Income Statement Classification	2023	2022	2021
Direct cost of revenues	$19,067	$15,312	$13,432
Selling, general and administrative expenses	17,205	12,416	14,148
Total	$36,272	$27,728	$27,580
Stock Options
We did not grant any stock options during the years ended December 31, 2023, 2022 and 2021. Historically, we used the Black-Scholes option-pricing model to determine the fair value of our stock option grants.
A summary of our stock option activity during the year ended December 31, 2023 is presented below. The aggregate intrinsic value of stock options outstanding and exercisable, or fully vested, at December 31, 2023 in the table below represents the total pre-tax intrinsic value, which is calculated as the difference between the closing price of our common stock on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The aggregate intrinsic value changes based on fluctuations in the fair market value per share of our common stock.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2022	392	$36.89
Stock options exercised	(38)	$33.91
Stock options outstanding and exercisable at December 31, 2023	354	$37.21	2.0	$57,313
Cash received from option exercises for the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $2.3 million and $2.7 million, respectively. The tax benefit realized from stock options exercised was immaterial for each of the years ended December 31, 2023, 2022 and 2021.
The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $6.0 million, $8.8 million and $8.3 million, respectively.
As of December 31, 2023, there was no unrecognized compensation cost related to stock options.

Restricted Share Awards
A summary of our restricted share awards activity during the year ended December 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted share awards outstanding at December 31, 2022	684	$106.63
Restricted share awards granted	100	$189.86
Restricted share awards vested	(155)	$93.43
Restricted share awards forfeited	(9)	$142.50
Restricted share awards outstanding at December 31, 2023	620	$122.88
As of December 31, 2023, there was $48.2 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 3.5 years. The total fair value of restricted share awards that vested during the years ended December 31, 2023, 2022 and 2021 was $29.0 million, $42.1 million and $25.3 million, respectively.
Restricted Stock Units
A summary of our restricted stock units activity during the year ended December 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2022	328	$77.66
Restricted stock units granted	105	$178.13
Restricted stock units released	(37)	$116.72
Restricted stock units forfeited	(5)	$137.12
Restricted stock units outstanding at December 31, 2023	391	$100.28
As of December 31, 2023, there was $19.8 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 4.6 years. The total fair value of restricted stock units released for the years ended December 31, 2023, 2022 and 2021 was $6.6 million, $7.2 million and $4.1 million, respectively.
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

A summary of our performance stock units activity during the year ended December 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at December 31, 2022	245	$143.44
Performance stock units granted (1)	80	$198.21
Performance stock units released	(71)	$136.34
Performance stock units forfeited (2)	(47)	$146.73
Performance stock units outstanding at December 31, 2023	207	$166.22

(1)    Performance stock units granted are presented at the maximum potential payout percentage of 150% of target shares granted.
(2)    Performance stock units are forfeited when the market or performance conditions for maximum payout are not achieved, including performance stock units that do not achieve any payout, or the employee is terminated prior to vesting.
As of December 31, 2023, there was $8.4 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 0.8 years. The total fair value of performance stock units released during the years ended December 31, 2023, 2022 and 2021 was $11.7 million, $14.2 million and $17.2 million, respectively.
The weighted average grant date fair value per share of restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2023, 2022 and 2021 was $187.85, $157.65 and $132.40, respectively. The fair value of our restricted share awards, restricted stock units and performance stock units that are subject to performance conditions is determined based on the closing market price per share of our common stock on the grant date. The fair value of our performance stock units subject to market conditions is calculated using a Monte Carlo pricing model as of the grant date.
8. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
	2023	2022	2021
Interest income and other
Interest income	$5,210	$4,619	$3,493
Foreign exchange transaction gains (losses), net	(9,341)	57	2,426
Other	(736)	(758)	274
Total	$(4,867)	$3,918	$6,193

9. Balance Sheet Details
The table below presents the components of “Prepaid expenses and other current assets” and “Accounts payable, accrued expenses and other” as shown on the Consolidated Balance Sheets:

	December 31,
	2023	2022
Prepaid expenses and other current assets
Prepaid expenses	$51,141	$46,895
Short-term investment	25,461	—
Income tax receivable	15,062	10,965
Other current assets	27,428	37,609
Total	$119,092	$95,469
Accounts payable, accrued expenses and other
Accounts payable	$21,719	$20,265
Accrued expenses	74,712	65,231
Accrued interest payable	13	2,096
Accrued taxes payable	58,734	20,364
Current operating lease liabilities	33,864	31,922
Other current liabilities	34,716	34,075
Total	$223,758	$173,953
10. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2023	2022
Leasehold improvements	$149,132	$129,036
Construction in progress	5,727	43,931
Furniture and equipment	38,827	32,975
Computer equipment and software	142,665	114,342
	336,351	320,284
Accumulated depreciation	(176,689)	(166,818)
Property and equipment, net	$159,662	$153,466
Depreciation expense for property and equipment totaled $41.1 million, $35.9 million and $34.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
We capitalized certain eligible implementation costs for our enterprise resource planning (“ERP”) system during the application development stage to construction in progress. Implementation costs were reclassified to computer equipment and software when the ERP was placed into service during April 2023.

11. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2021	$501,046	$237,929	$268,858	$96,811	$128,147	$1,232,791
Acquisitions (3)	11,332	—	—	—	—	11,332
Foreign currency translation adjustment	4,122	(3,057)	(803)	(84)	(16,708)	(16,530)
Balance at December 31, 2022	$516,500	$234,872	$268,055	$96,727	$111,439	$1,227,593
Foreign currency translation adjustment	1,405	1,629	427	75	3,440	6,976
Intersegment transfers in/(out) (4)	23,086	(23,086)	—	—	—	—
Balance at December 31, 2023	$540,991	$213,415	$268,482	$96,802	$114,879	$1,234,569

(1)There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of December 31, 2023, 2022 and 2021.
(2)Amounts for our Strategic Communications segment include gross carrying values of $309.0 million, $305.6 million and $322.3 million as of December 31, 2023, 2022, and 2021, respectively, and accumulated impairment losses of $194.1 million as of December 31, 2023, 2022 and 2021.
(3)During the year ended December 31, 2022, we acquired certain assets of businesses that were assigned to the Corporate Finance segment. We recorded $11.3 million in goodwill as a result of the acquisition in 2022. We have included the results of the acquired business operations in the Corporate Finance segment since the acquisition date.
(4)Includes the allocation of goodwill relating to the reclassification of the portion of the Company’s health solutions practice previously within our FLC segment, which focuses on business transformation services in the healthcare and life sciences sector, to our realigned business transformation practice within our Corporate Finance segment. See Note 20, “Segment Reporting,” for information on this segment reclassification.

Intangible Assets
Intangible assets were as follows:

		December 31, 2023			December 31, 2022
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	9.7	$27,000	$16,640	$10,360	$78,223	$63,810	$14,413
Trademarks	6.0	9,712	7,129	2,583	10,950	5,554	5,396
Acquired software and other	1.9	888	646	242	846	241	605
	8.6	37,600	24,415	13,185	90,019	69,605	20,414
Non-amortizing intangible assets
Trademarks	Indefinite	5,100	—	5,100	5,100	—	5,100
Total		$42,700	$24,415	$18,285	$95,119	$69,605	$25,514

Intangible assets with finite lives are amortized over their estimated useful life. We recorded amortization expense of $6.2 million, $9.6 million and $10.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. No impairment charges for intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

As of December 31, 2023 (1)
Year
2024	$3,646
2025	2,907
2026	1,740
2027	1,670
2028	1,265
Thereafter	1,957
$13,185

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
12. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees:

	December 31,
	2023	2022
Notes receivable from employees — beginning	$83,270	$83,795
Notes granted	58,649	35,575
Repayments	(6,054)	(4,200)
Amortization	(27,784)	(30,807)
Cumulative translation adjustment and other	(1,653)	(1,093)
Notes receivable from employees — ending	106,428	83,270
Less: current portion	(30,997)	(27,292)
Notes receivable from employees, net of current portion	$75,431	$55,978
As of December 31, 2023 and 2022, there were 413 and 365 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2023, 2022 and 2021 was $27.8 million, $30.8 million and $34.4 million, respectively.

13. Financial Instruments
The following tables present the carrying amounts and estimated fair values of our financial instruments by hierarchy level as of December 31, 2023 and 2022:

	December 31, 2023
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$12,801	$—	$—	$12,801
Total	$12,801	$—	$—	$12,801

	December 31, 2022
		Hierarchy Level (Fair Value)
	Carrying Amount	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration (1)	$14,988	$—	$—	$14,988
2023 Convertible Notes (2)	315,172	—	509,682	—
Total	$330,160	$—	$509,682	$14,988

(1)The short-term portion is included in “Accounts payable, accrued expenses and other,” and the long-term portion is included in “Other liabilities” on the Consolidated Balance Sheets.
(2)The carrying amount includes unamortized deferred debt issuance costs.
The fair values of financial instruments not included in the tables above are estimated to be equal to their carrying values as of December 31, 2023 and December 31, 2022.
We estimated the fair value of our 2023 Convertible Notes based on their last actively traded prices. The fair value of our 2023 Convertible Notes was classified within Level 2 of the fair value hierarchy as of December 31, 2022 because they were traded in less active markets. As of December 31, 2023, no 2023 Convertible Notes remain outstanding.
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

The change in our liability for acquisition-related contingent consideration for our Level 3 financial instruments is as follows:

Contingent Consideration
Balance at December 31, 2020	$20,118
Additions	$1,093
Accretion expense (1)	2,771
Remeasurement gain (2)	(3,095)
Payments	(5,122)
Foreign currency translation adjustment (3)	(655)
Balance at December 31, 2021	$15,110
Additions	$5,370
Accretion expense (1)	2,396
Payments	(7,671)
Foreign currency translation adjustment and other (3)	(217)
Balance at December 31, 2022	$14,988
Accretion expense (1)	$3,818
Payments	$(6,353)
Foreign currency translation adjustment (3)	$348
Balance at December 31, 2023	$12,801

(1)Accretion expense is included in SG&A expenses on the Consolidated Statements of Comprehensive Income.
(2)Remeasurement gain or loss resulting from a change in fair value of an acquisition's contingent consideration liability is recorded in SG&A expenses on the Consolidated Statements of Comprehensive Income.
(3)Foreign currency translation adjustments are included in “Other comprehensive income (loss), net of tax” on the Consolidated Statements of Comprehensive Income.
14. Debt
The table below summarizes the components of the Company’s debt:

	December 31,
	2023	2022
2023 Convertible Notes	$—	$316,219
Credit Facility	—	—
Total debt	—	316,219
Less: deferred debt issuance costs	—	(1,047)
Long-term debt, net (1)	$—	$315,172

(1)There were no current portions of long-term debt as of December 31, 2023 and 2022.
2023 Convertible Notes
On August 20, 2018, we issued the 2023 Convertible Notes in an aggregate principal amount of $316.3 million. The 2023 Convertible Notes were convertible through the close of business on August 14, 2023 at a conversion rate of 9.8643 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes (equivalent to a conversion price of approximately $101.38 per share of common stock). Certain holders of the 2023 Convertible Notes elected to convert their 2023 Convertible Notes before they became unconditionally convertible on May 15, 2023, which resulted in the settlement of approximately $0.5 million aggregate principal amount of the 2023 Convertible Notes. The principal amount of the 2023 Convertible Notes of $315.8 million was settled in cash at maturity on August 15, 2023 utilizing existing cash resources, including our Credit Facility. We also issued 1,460,740 shares of FTI Consulting common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity, which represents the excess of the conversion value over the principal amount of $280.3 million. The consideration related to the conversion premium issued to the holders who elected to convert their 2023 Convertible Notes before they became unconditionally convertible on May 15, 2023 was immaterial. As of December 31, 2023, no 2023 Convertible Notes remain outstanding.
Interest on the 2023 Convertible Notes was at a fixed rate of 2.0% per year, payable semiannually in arrears on February 15 and August 15 of each year. Contractual interest expense for the 2023 Convertible Notes was $4.0 million for the year ended December 31, 2023 and $6.3 million for the years ended December 31, 2022 and 2021. Amortization of the debt discount on the 2023 Convertible Notes prior to the adoption of ASU 2020-06 was $9.6 million for the year ended December 31, 2021.
Credit Facility
In November 2022, we amended and restated our credit agreement for our Credit Facility, to, among other things, (i) extend the maturity to November 21, 2027, (ii) increase the revolving line of credit limit from $550.0 million to $900.0 million, and (iii) increase the incremental facility from $150.0 million to a maximum of $300.0 million, subject to certain conditions, and incurred an additional $4.0 million of debt issuance costs. The Credit Facility is guaranteed by substantially all of our wholly owned domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries.
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
As of December 31, 2023, $0.1 million of the borrowing limit under the Credit Facility was utilized (and, therefore, unavailable) for letters of credit.
There were $3.4 million and $4.3 million of unamortized debt issuance costs related to the Credit Facility as of December 31, 2023 and 2022, respectively. These amounts are included in “Other assets” on our Consolidated Balance Sheets.
15. Leases

We lease office space and equipment under non-cancelable operating leases. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

		December 31,
Leases	Classification	2023	2022
Assets
Operating lease assets	Operating lease assets	$208,910	$203,764
Total lease assets		$208,910	$203,764
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$33,864	$31,922
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	223,774	221,604
Total lease liabilities		$257,638	$253,526

The table below summarizes total lease costs:

	Year Ended December 31,
Lease Cost	2023	2022
Operating lease costs	$53,136	$48,550
Short-term lease costs	2,694	2,180
Variable leases and other	12,400	12,125
Total lease cost, net	$68,230	$62,855
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Consolidated Balance Sheets:

As of December 31, 2023
2024	$52,359
2025	47,610
2026	42,822
2027	41,711
2028	32,635
Thereafter	108,852
Total future lease payments	325,989
Less: imputed interest	(68,351)
Total	$257,638
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$55,751	$51,917

Operating lease assets obtained in exchange for lease liabilities	$40,346	$27,876

Weighted average remaining lease term (years)
Operating leases	7.9	8.3

Weighted average discount rate
Operating leases	5.8%	5.6%
16. Commitments and Contingencies
We lease office space and equipment under non-cancelable operating leases. See Note 15, “Leases” for future minimum lease commitments.
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

17. Income Taxes
The table below summarizes significant components of deferred tax assets and liabilities:

	December 31,
	2023	2022
Deferred tax assets
Allowance for expected credit losses	$7,597	$2,923
Accrued vacation and bonus	47,115	37,776
Share-based compensation	13,857	14,599
Notes receivable from employees	10,770	11,927
State net operating loss carryforward	172	537
Foreign net operating and capital loss carryforward	13,487	11,852
Foreign tax credit carryforward	14,384	4,199
Deferred compensation	3,550	3,049
Operating lease assets	64,649	64,465
Employee benefits obligations	568	519
Other, net	2,691	763
Total deferred tax assets	178,840	152,609
Deferred tax liabilities
Revenue recognition	(2,427)	(6,406)
Operating lease liabilities	(52,673)	(51,995)
Property and equipment, net	(13,216)	(12,956)
Goodwill and intangible assets	(207,131)	(204,634)
Total deferred tax liabilities	(275,447)	(275,991)
Foreign withholding tax	(2,178)	(1,921)
Valuation allowance	(6,773)	(6,459)
Net deferred tax liabilities	$(105,558)	$(131,762)
As of December 31, 2023 and 2022, the Company recorded certain deferred tax assets related to foreign capital loss and foreign net operating loss carryforwards, which can be carried forward for periods ranging from 9 years to indefinite. Based on forward-looking financial information, the Company believes it is not more likely than not that the attributes will be utilized. Therefore, valuation allowances of $6.8 million and $6.5 million are recorded against the Company’s deferred tax assets as of December 31, 2023 and 2022, respectively.
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
The table below summarizes the components of income before income tax provision from continuing operations:

	Year Ended December 31,
	2023	2022	2021
Domestic	$247,381	$165,553	$136,008
Foreign	110,982	132,196	161,939
Total	$358,363	$297,749	$297,947

The table below summarizes the components of income tax provision from continuing operations:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$28,463	$24,227	$11,050
State	18,878	12,935	8,328
Foreign	38,029	34,917	37,656
	85,370	72,079	57,034
Deferred
Federal	6,363	(2,717)	10,766
State	(3,514)	(1,173)	3,458
Foreign	(4,748)	(5,954)	(8,277)
	(1,899)	(9,844)	5,947
Income tax provision	$83,471	$62,235	$62,981
Our income tax provision from continuing operations resulted in effective tax rates that varied from the federal statutory income tax rate as summarized below:

	Year Ended December 31,
	2023	2022	2021
Income tax expense at federal statutory rate	$75,256	$62,526	$62,569
State income taxes, net of federal benefit	12,562	10,486	8,643
Detriment from foreign tax rates	9,418	5,811	4,375
Other expenses not deductible for tax purposes	5,793	3,365	2,819
Adjustment to reserve for uncertain tax positions	(797)	(609)	2,665
Share-based compensation	(5,422)	(9,372)	(6,167)
Release of valuation allowance on foreign tax credits	—	(3,536)	—
Income tax benefit related to the License Agreement, net	—	(2,034)	—
Release of valuation allowance on Australian deferred tax asset	—	—	(5,063)
U.S. foreign tax credits	(9,464)	(4,049)	(4,859)
Valuation allowance on U.S. foreign tax credit carryforwards	—	—	3,536
Deferred tax benefit of United Kingdom tax rate change	—	—	(3,167)
Other adjustments, net	(3,875)	(353)	(2,370)
Income tax provision	$83,471	$62,235	$62,981
The income tax provision for the years ended December 31, 2023 and 2022 was $83.5 million and $62.2 million, respectively. The increase in expense is primarily due to an increase in foreign taxes and a less favorable tax benefit related to share-based compensation as compared to 2022 due to fewer shares vesting, which was partially offset by a foreign tax credit benefit.
A portion of the increase of the 2023 effective tax rate was related to the 2022 $9.6 million tax benefit related to the release of a U.S. foreign tax credit valuation allowance which did not recur in 2023, utilization of current year foreign tax credits and a deferred tax benefit arising from an intellectual property license agreement between a U.S. subsidiary of the Company and certain foreign subsidiaries of the Company.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2017. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2015.
Our liability for uncertain tax positions was $1.6 million and $3.2 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, our accrual for the payment of tax-related interest and penalties was not significant.

18. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2023, we had $460.7 million available under the Repurchase Program to repurchase additional shares.
The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2023	2022	2021
Shares of common stock repurchased and retired	112	574	422
Average price paid per share	$158.70	$154.23	$109.37
Total cost	$17,797	$88,595	$46,124
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
Common Stock Outstanding
Common stock outstanding was approximately 35.5 million shares and 34.0 million shares as of December 31, 2023 and 2022, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements. The increase in common stock outstanding was primarily due to the issuance of a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity.
19. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. We made contributions related to the plan of $36.6 million, $32.4 million and $29.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.
We also maintain several defined contribution pension plans for our employees in the U.K. and other foreign countries. We contributed to these plans $15.3 million, $12.6 million and $11.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.
20. Segment Reporting
We manage our business in five reportable segments: Corporate Finance, FLC, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, governments and other financing sources and creditor groups, as well as other parties-in-interest. We deliver a wide range of services centered around four core offerings: Business Transformation, Strategy, Transactions and Turnaround & Restructuring.
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk and investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations.

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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, M&A, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.
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
Effective July 1, 2023, we modified the composition of two of our reportable segments to reflect changes in how we operate our business. We transferred 127 billable professionals in our health solutions practice within our FLC segment who focus on business transformation services in the healthcare and life sciences sector to our realigned business transformation practice within our Corporate Finance segment. This change aligns this group of professionals with the broader business transformation capabilities within the Corporate Finance segment. Eighty-three billable professionals who focus on advisory and managed care services within the health solutions practice remained in the FLC segment. Prior period Corporate Finance and FLC segment information included in this Annual Report on Form 10-K (the “Annual Report”) has been reclassified to conform to the current period presentation.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Year Ended December 31,
	2023	2022	2021
Revenues
Corporate Finance (1)	$1,346,678	$1,147,118	$979,350
FLC (1)	654,105	579,933	544,454
Economic Consulting	771,374	695,208	697,405
Technology	387,855	319,983	287,366
Strategic Communications	329,230	286,666	267,647
Total revenues	$3,489,242	$3,028,908	$2,776,222
Adjusted Segment EBITDA
Corporate Finance (1)	$230,837	$214,809	$158,019
FLC (1)	88,109	63,573	70,008
Economic Consulting	115,807	103,090	117,186
Technology	62,711	46,698	55,739
Strategic Communications	50,909	50,620	54,313
Total Adjusted Segment EBITDA	$548,373	$478,790	$455,265

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
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

	Year Ended December 31,
	2023	2022	2021
Net income	$274,892	$235,514	$234,966
Add back:
Income tax provision	83,471	62,235	62,981
Interest income and other	4,867	(3,918)	(6,193)
Interest expense	14,331	10,047	20,294
Unallocated corporate expenses	125,420	124,830	104,457
Segment depreciation expense	39,233	32,876	31,072
Amortization of intangible assets	6,159	9,642	10,818
Segment special charges	—	7,564	—
Remeasurement of acquisition-related contingent consideration	—	—	(3,130)
Total Adjusted Segment EBITDA	$548,373	$478,790	$455,265

The table below presents assets by reportable segment, reconciled to consolidated amounts. Segment assets primarily include accounts and notes receivable, fixed assets purchased specifically for the segment, goodwill and intangible assets.

	December 31,
	2023	2022
Corporate Finance (1)	$1,057,999	$1,035,410
FLC (1)	445,289	468,114
Economic Consulting	592,985	540,133
Technology	256,077	211,218
Strategic Communications	232,279	205,464
Total segment assets	2,584,629	2,460,339
Unallocated corporate assets	741,249	781,068
Total assets	$3,325,878	$3,241,407

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
The table below details total revenues by country. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2023	2022	2021
U.S.	$2,209,276	$1,922,337	$1,708,673
U.K.	471,134	419,197	461,354
All other foreign countries (1)	808,832	687,374	606,195
Total revenues	$3,489,242	$3,028,908	$2,776,222

(1) There are no countries included in these amounts that individually represented more than 10 percent of total revenues for the years ended December 31, 2023, 2022 and 2021.
We do not have a single customer that represents 10% or more of our consolidated revenues.
The table below details information on our long-lived assets, which include property and equipment, net and non-current operating lease assets, by country. Long-lived assets have been attributed to locations based on the location of the legal entity holding the assets.

	December 31,
	2023	2022
U.S.	$224,467	$237,090
U.K.	38,045	41,343
All other foreign countries (1)	106,060	78,797
Total long-lived assets	$368,572	$357,230

(1) There are no countries included in these amounts that individually represented more than 10 percent of long-lived assets as of December 31, 2023 and 2022.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(b) Trading plans
During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Certain information required in Part III is omitted from this report but is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2023, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission (“SEC”).
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
The Company has adopted a Policy on Inside Information and Insider Trading (“Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by the Company, directors, officers and employees. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. The Company files its Insider Trading Policy as an exhibit to its Annual Report on Form 10-K filed with the SEC. The Insider Trading Policy is publicly available on our website at https://www.fticonsulting.com/-/media/files/us-files/our-firm/guidelines/policy-statement-on-inside-information-and-insider-trading.pdf.
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
		Consolidated Balance Sheets — December 31, 2023 and 2022
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Cash Flows — Years Ended December 31, 2023, 2022 and 2021
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

14.1
FTI Consulting, Inc. Code of Ethics and Business Conduct, Amended and Restated Effective as of June 8, 2023 (Filed with the Securities and Exchange Commission on June 12, 2023 as an exhibit to FTI Consulting, Inc.’s Current Report on From 8-K dated June 7, 2023 and incorporated herein by reference.)

19.1
Policy on Insider Information and Insider Trading [Amended and Restated Effective February 27, 2023] (Filed with the Securities and Exchange Commission on April 27, 2023 as an exhibit to FTI Consulting, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated by herein by reference).

21.1 †	Subsidiaries of FTI Consulting, Inc.

23.1 †	Consent of KPMG LLP.

31.1 †	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 †	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 †	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 †	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

97.1 †	Compensation Recoupment (Clawback) Policy Effective October 2, 2023.

99.1
Policy on Disclosure Controls, as Amended and Restated Effective as of January 1, 2016. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

99.2
Corporate Governance Guidelines, as last Amended and Restated Effective as of September 20, 2018. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2018, filed with the SEC on February 27, 2019 and incorporated herein by reference.)

99.3
Categorical Standards of Director Independence, as last Amended and Restated Effective as of February 25, 2009. (Filed with the Securities and Exchange Commission on February 28, 2013 as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

99.4
Charter of Audit Committee of the Board of Directors, as last Amended and Restated Effective as of February 23, 2011. (Filed with the Securities and Exchange Commission on April 18, 2011 as an exhibit to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.5
Charter of the Compensation Committee of the Board of Directors, as last Amended and Restated Effective as of February 27, 2013. (Filed with the Securities and Exchange Commission on May 9, 2013 as an exhibit to FTI Consulting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.)

99.6
Charter of the Nominating, Corporate Governance and Social Responsibility Committee of the Board of Directors, as last Amended and Restated Effective as of March 23, 2021. (Filed with the Securities and Exchange Commission on April 19, 2021 as an appendix to FTI Consulting, Inc.’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

99.7	Anti-Corruption Policy, as Amended and Restated Effective February 18, 2020.

101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2023, included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 22nd day of February 2024.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Ajay Sabherwal
/s/ BRENDAN KEATING	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2024
Brendan Keating
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 22, 2024
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 22, 2024
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 22, 2024
Mark S. Bartlett
/s/ ELSY BOGLIOLI	Director	February 22, 2024
Elsy Boglioli
/s/ CLAUDIO COSTAMAGNA	Director	February 22, 2024
Claudio Costamagna
/s/ NICHOLAS C. FANANDAKIS	Director	February 22, 2024
Nicholas C. Fanandakis
/s/ STEPHEN C. ROBINSON	Director	February 22, 2024
Stephen C. Robinson
/s/ LAUREEN E. SEEGER	Director	February 22, 2024
Laureen E. Seeger