Form 10-Q
period 2024-03-31
FTI CONSULTING, INC
filed 2024-04-25
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2024
Common Stock, $0.01 par value	35,697,614

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$243,960	$303,222
Accounts receivable, net	1,157,465	1,102,142
Current portion of notes receivable	45,211	30,997
Prepaid expenses and other current assets	98,062	119,092
Total current assets	1,544,698	1,555,453
Property and equipment, net	152,949	159,662
Operating lease assets	199,596	208,910
Goodwill	1,230,645	1,234,569
Intangible assets, net	19,455	18,285
Notes receivable, net	96,806	75,431
Other assets	80,379	73,568
Total assets	$3,324,528	$3,325,878
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$226,787	$223,758
Accrued compensation	332,677	601,074
Billings in excess of services provided	68,236	67,937
Total current liabilities	627,700	892,769
Long-term debt, net	205,000	—
Noncurrent operating lease liabilities	213,576	223,774
Deferred income taxes	136,065	140,976
Other liabilities	87,831	86,939
Total liabilities	1,270,172	1,344,458
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 35,697 (2024) and 35,521 (2023)	357	355
Additional paid-in capital	21,162	16,760
Retained earnings	2,194,730	2,114,765
Accumulated other comprehensive loss	(161,893)	(150,460)
Total stockholders’ equity	2,054,356	1,981,420
Total liabilities and stockholders’ equity	$3,324,528	$3,325,878

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$928,553	$806,706
Operating expenses
Direct cost of revenues	626,034	553,509
Selling, general and administrative expenses	201,870	184,213
Amortization of intangible assets	1,016	2,182
	828,920	739,904
Operating income	99,633	66,802
Other income (expense)
Interest income and other	1,581	(1,342)
Interest expense	(1,719)	(2,939)
	(138)	(4,281)
Income before income tax provision	99,495	62,521
Income tax provision	19,530	14,974
Net income	$79,965	$47,547
Earnings per common share — basic	$2.29	$1.43
Earnings per common share — diluted	$2.23	$1.34
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(11,433)	$9,850
Total other comprehensive income (loss), net of tax	(11,433)	9,850
Comprehensive income	$68,532	$57,397

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$79,965	$—	$79,965
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(11,433)	(11,433)
Issuance of common stock in connection with:
Exercise of options	106	1	3,897	—	—	3,898
Restricted share grants, less net settled shares of 57	70	1	(11,112)	—	—	(11,111)
Stock units issued under incentive compensation plan	—	—	2,805	—	—	2,805
Share-based compensation	—	—	8,812	—	—	8,812
Balance at March 31, 2024	35,697	$357	$21,162	$2,194,730	$(161,893)	$2,054,356

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$47,547	$—	$47,547
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,850	9,850
Issuance of common stock in connection with:
Exercise of options	14	—	449	—	—	449
Restricted share grants, less net settled shares of 55	55	1	(9,514)	—	—	(9,513)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(6)	—	—	(6)
Share-based compensation	—	—	6,365	—	—	6,365
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at March 31, 2023	33,983	$340	$—	$1,887,420	$(166,872)	$1,720,888

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$79,965	$47,547
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,424	9,443
Amortization of intangible assets	1,016	2,182
Provision for expected credit losses	11,420	7,012
Share-based compensation	8,812	6,365
Deferred income taxes	(8,107)	(3,016)
Acquisition-related contingent consideration	660	1,284
Amortization of debt issuance costs and other	236	646
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(73,201)	(93,739)
Notes receivable	(35,937)	(6,851)
Prepaid expenses and other assets	(5,612)	321
Accounts payable, accrued expenses and other	4,317	1,315
Income taxes	1,691	5,658
Accrued compensation	(271,044)	(230,967)
Billings in excess of services provided	542	(1,406)
Net cash used in operating activities	(274,818)	(254,206)
Investing activities
Purchases of property and equipment and other	(4,640)	(18,012)
Maturity of short-term investment	25,246	—
Net cash provided by (used in) investing activities	20,606	(18,012)
Financing activities
Borrowings under revolving line of credit	280,000	90,000
Repayments under revolving line of credit	(75,000)	(45,000)
Purchase and retirement of common stock	—	(20,982)
Share-based tax withholdings net of option exercises	(8,712)	(9,064)
Deposits and other	2,297	813
Net cash provided by financing activities	198,585	15,767
Effect of exchange rate changes on cash and cash equivalents	(3,635)	3,302
Net decrease in cash and cash equivalents	(59,262)	(253,149)
Cash and cash equivalents, beginning of period	303,222	491,688
Cash and cash equivalents, end of period	$243,960	$238,539
Supplemental cash flow disclosures
Cash paid for interest	$765	$3,625
Cash paid for income taxes and tax credits, net of refunds	$25,943	$12,331
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,805	$2,274
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2023 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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
For the three months ended March 31, 2023, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) on earnings per common share. The conversion feature had a dilutive impact on earnings per common share for the three months ended March 31, 2023, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. During the three months ended March 31, 2024, there were no 2023 Convertible Notes outstanding.

	Three Months Ended March 31,
	2024	2023
Numerator — basic and diluted
Net income	$79,965	$47,547
Denominator
Weighted average number of common shares outstanding — basic	34,977	33,301
Effect of dilutive share-based awards	549	576
Effect of dilutive stock options	261	305
Effect of dilutive convertible notes	—	1,300
Weighted average number of common shares outstanding — diluted	35,787	35,482
Earnings per common share — basic	$2.29	$1.43
Earnings per common share — diluted	$2.23	$1.34
Antidilutive stock options and share-based awards	25	8
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $6.4 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of March 31, 2024 and December 31, 2023, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $28.9 million and $34.6 million, respectively. We expect to recognize the majority of the related revenues over the next 36 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2024 and December 31, 2023.

Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of March 31, 2024 and December 31, 2023.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Accounts receivable:
Billed receivables	$804,914	$745,371
Unbilled receivables	422,372	421,488
Allowance for expected credit losses	(69,821)	(64,717)
Accounts receivable, net	$1,157,465	$1,102,142
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2024	2023
Provision for expected credit losses	$11,420	$7,012
Write-offs	$10,370	$7,888
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2023	$540,991	$213,415	$268,482	$96,802	$114,879	$1,234,569
Foreign currency translation adjustment	(2,738)	(426)	(158)	(13)	(589)	(3,924)
Balance at March 31, 2024	$538,253	$212,989	$268,324	$96,789	$114,290	$1,230,645

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring (“Corporate Finance”), Forensic and Litigation Consulting (“FLC”), Economic Consulting or Technology segments as of March 31, 2024 and December 31, 2023.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $308.4 million and $309.0 million as of March 31, 2024 and December 31, 2023, respectively, and accumulated impairment losses of $194.1 million as of March 31, 2024 and December 31, 2023.

Intangible Assets
Intangible assets were as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$29,077	$17,045	$12,032	$27,000	$16,640	$10,360
Trademarks	9,497	7,371	2,126	9,712	7,129	2,583
Acquired software and other	868	671	197	888	646	242
	39,442	25,087	14,355	37,600	24,415	13,185
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$44,542	$25,087	$19,455	$42,700	$24,415	$18,285
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1.0 million and $2.2 million during the three months ended March 31, 2024 and 2023, respectively.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

Year	As of March 31, 2024 (1)
2024 (remaining)	$3,006
2025	3,336
2026	2,193
2027	2,122
2028	1,717
Thereafter	1,981
$14,355

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
7. Financial Instruments
We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo pricing model. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. The fair value of acquisition-related contingent consideration was $9.8 million and $12.8 million as of March 31, 2024 and December 31, 2023, respectively.
The fair values of all financial instruments are estimated to be equal to their carrying values as of March 31, 2024 and December 31, 2023. There were no other assets or liabilities subject to Level 3 fair value measurements as of March 31, 2024 and December 31, 2023.

8. Debt
The table below presents the components of the Company’s debt:

	March 31, 2024	December 31, 2023
Credit Facility	$205,000	$—
Long-term debt, net (1)	$205,000	$—

(1)There were no current portions of long-term debt as of March 31, 2024 and December 31, 2023.
Credit Facility
In November 2022, we entered into the second amended and restated credit agreement governing our senior secured bank revolving credit facility (“Credit Facility”) to, among other things, (i) extend the maturity to November 21, 2027, (ii) increase the revolving line of credit limit from $550.0 million to $900.0 million, and (iii) increase the incremental facility from $150.0 million to a maximum of $300.0 million, subject to certain conditions, and incurred an additional $4.0 million of debt issuance costs. The Credit Facility is guaranteed by substantially all of our wholly owned domestic subsidiaries and is secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries.
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
There were $3.2 million and $3.4 million of unamortized debt issuance costs related to the Credit Facility as of March 31, 2024 and December 31, 2023, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.

9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$199,596	$208,910
Total lease assets		$199,596	$208,910
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$34,731	$33,864
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	213,576	223,774
Total lease liabilities		$248,307	$257,638
The table below summarizes total lease costs:

	Three Months Ended March 31,
Lease Cost	2024	2023
Operating lease costs	$12,543	$12,983
Short-term lease costs	441	692
Variable leases and other	3,087	2,792
Total lease cost, net	$16,071	$16,467
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of March 31, 2024
2024 (remaining)	$40,029
2025	47,383
2026	42,765
2027	41,696
2028	32,480
Thereafter	108,340
Total future lease payments	312,693
Less: imputed interest	(64,386)
Total	$248,307

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$13,942	$14,170

Operating lease assets obtained in exchange for lease liabilities	$1,209	$13,105

Weighted average remaining lease term (years)
Operating leases	7.7	8.3

Weighted average discount rate
Operating leases	5.9%	5.7%
10. Commitments and Contingencies
We lease office space and equipment under non-cancelable operating leases. See Note 9, “Leases” for future minimum lease commitments.
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
11. Share-Based Compensation
During the three months ended March 31, 2024, we granted 26,946 restricted share awards, 39,293 restricted stock units and 75,994 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, 5,464 shares of restricted stock and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 988 performance stock units were forfeited during the three months ended March 31, 2024, arising from award targets that were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2024	2023
Direct cost of revenues	$5,718	$4,699
Selling, general and administrative expenses	4,500	5,044
Total share-based compensation expense	$10,218	$9,743
12. Stockholders’ Equity
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2024, we had $460.7 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2024	2023
Shares of common stock repurchased and retired	—	112
Average price paid per share	$—	$158.70
Total cost	$—	$17,797
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
Common stock outstanding was approximately 35.7 million shares and 35.5 million shares as of March 31, 2024 and December 31, 2023, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, merger & acquisition, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.
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

The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended March 31,
	2024	2023
Revenues
Corporate Finance (1)	$366,010	$315,652
FLC (1)	176,074	157,739
Economic Consulting	204,548	169,595
Technology	100,713	90,618
Strategic Communications	81,208	73,102
Total revenues	$928,553	$806,706
Adjusted Segment EBITDA
Corporate Finance (1)	$75,225	$51,847
FLC (1)	33,709	21,784
Economic Consulting	14,150	14,193
Technology	14,581	15,366
Strategic Communications	12,426	9,556
Total Adjusted Segment EBITDA	$150,091	$112,746

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended March 31,
	2024	2023
Net income	$79,965	$47,547
Add back:
Income tax provision	19,530	14,974
Interest income and other	(1,581)	1,342
Interest expense	1,719	2,939
Unallocated corporate expenses	39,531	34,735
Segment depreciation expense	9,911	9,027
Amortization of intangible assets	1,016	2,182
Total Adjusted Segment EBITDA	$150,091	$112,746

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three months ended March 31, 2024 and 2023, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, merger & acquisition (“M&A”), restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery Services and Expertise, and Information Governance, Privacy & Security Services.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2024	2023

	(dollar amounts in thousands, except per share data)
Revenues	$928,553	$806,706
Net income	$79,965	$47,547
Adjusted EBITDA	$111,073	$78,427
Earnings per common share — diluted	$2.23	$1.34
Adjusted earnings per common share — diluted	$2.23	$1.34
Net cash used in operating activities	$(274,818)	$(254,206)
Total number of employees	8,055	7,794
First Quarter 2024 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2024 increased $121.8 million, or 15.1%, to $928.6 million, as compared to the three months ended March 31, 2023, primarily due to increased demand across all of our business segments, as well as higher realized bill rates, particularly in Corporate Finance and Economic Consulting.
Net income
Net income for the three months ended March 31, 2024 increased $32.4 million, or 68.2%, to $80.0 million, as compared to the three months ended March 31, 2023. The increase in net income was primarily due to higher revenues, a lower effective tax rate and a decrease in FX remeasurement losses compared to the prior year quarter, which was partially offset by an increase in direct compensation expenses, higher selling, general and administrative (“SG&A”) expenses, primarily due to higher compensation, which included the impact of a 5.0% increase in non-billable headcount, and an increase in bad debt expense and legal services as compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2024 increased $32.6 million, or 41.6%, to $111.1 million, compared to the three months ended March 31, 2023. Adjusted EBITDA Margin of 12.0% for the three months ended March 31, 2024 compared to 9.7% for the three months ended March 31, 2023. The increase in Adjusted EBITDA was primarily due to higher revenues, which was partially offset by an increase in direct compensation expenses and higher SG&A expenses, primarily due to higher compensation, which included the impact of a 5.0% increase in non-billable headcount, and an increase in bad debt expense and legal services compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2024 increased $0.89 to $2.23 compared to $1.34 for the three months ended March 31, 2023. The increase in EPS was primarily due to higher net income as described above.
Adjusted EPS was equal to EPS for the three months ended March 31, 2024 and 2023, respectively.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended March 31, 2024 increased $20.6 million to $274.8 million, compared to $254.2 million for the three months ended March 31, 2023. The increase in net cash used in operating activities was primarily due to an increase in salaries, higher annual bonus payments and an increase in forgivable loan issuances, which was partially offset by higher cash collections compared to the prior year period. Days sales outstanding (“DSO”) of 105 days at March 31, 2024 compared to 102 days at March 31, 2023. The increase in DSO was primarily due to cash collections that did not keep pace with higher revenues.
Free Cash Flow was an outflow of $279.5 million and $272.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in Free Cash Flow for the three months ended March 31, 2024 was primarily due to higher net cash used in operating activities, as described above, partially offset by a decrease in net cash used for purchases of property and equipment.

Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the three months ended March 31, 2024.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2023	2,215	1,447	1,089	628	971	6,350	1,640	7,990
Additions (reductions), net	(30)	16	2	18	10	16	49	65
March 31, 2024	2,185	1,463	1,091	646	981	6,366	1,689	8,055
Percentage change in headcount from December 31, 2023	(1.4)%	1.1%	0.2%	2.9%	1.0%	0.3%	3.0%	0.8%
CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2024	2023

	(in thousands, except per share data)
Revenues
Corporate Finance (1)	$366,010	$315,652
FLC (1)	176,074	157,739
Economic Consulting	204,548	169,595
Technology	100,713	90,618
Strategic Communications	81,208	73,102
Total revenues	$928,553	$806,706
Segment operating income
Corporate Finance (1)	$71,919	$47,976
FLC (1)	31,967	20,288
Economic Consulting	12,865	12,700
Technology	10,939	11,890
Strategic Communications	11,474	8,683
Total segment operating income	139,164	101,537
Unallocated corporate expenses	(39,531)	(34,735)
Operating income	99,633	66,802
Other income (expense)
Interest income and other	1,581	(1,342)
Interest expense	(1,719)	(2,939)
	(138)	(4,281)
Income before income tax provision	99,495	62,521
Income tax provision	19,530	14,974
Net income	$79,965	$47,547
Earnings per common share — basic	$2.29	$1.43
Earnings per common share — diluted	$2.23	$1.34

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net income	$79,965	$47,547
Add back:
Income tax provision	19,530	14,974
Interest income and other	(1,581)	1,342
Interest expense	1,719	2,939
Depreciation and amortization	10,424	9,443
Amortization of intangible assets	1,016	2,182
Adjusted EBITDA	$111,073	$78,427
Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:
Net Income and EPS were equal to Adjusted Net Income and Adjusted EPS, respectively, for the three months ended March 31, 2024 and 2023.
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(274,818)	$(254,206)
Purchases of property and equipment	(4,641)	(18,033)
Free Cash Flow	$(279,459)	$(272,239)
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended March 31, 2024 increased $4.8 million, or 13.8%, to $39.5 million compared to $34.7 million for the three months ended March 31, 2023. The increase was primarily due to higher compensation, investments related to artificial intelligence (“AI”) and higher legal services.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $2.9 million to $1.6 million for the three months ended March 31, 2024 compared to a $1.3 million expense for the three months ended March 31, 2023. The increase was primarily due to a decrease of $3.8 million in FX losses, which was partially offset by a $0.8 million decrease in interest income.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense for the three months ended March 31, 2024 decreased $1.2 million, or 41.5%, to $1.7 million compared to $2.9 million for the three months ended March 31, 2023. The decrease was primarily due to lower borrowings, which was partially offset by higher interest rates on our borrowings. Our borrowings in the prior year quarter included amounts owed on our 2.0% convertible senior notes due 2023, which matured in August 2023, as well as our borrowings on our senior secured bank revolving credit facility (“Credit Facility”).

Income tax provision
Our income tax provision increased $4.6 million, or 30.4%, to $19.5 million for the three months ended March 31, 2024 compared to $15.0 million for the three months ended March 31, 2023. Our effective tax rate of 19.6% for the three months ended March 31, 2024 compared to 24.0% for the three months ended March 31, 2023. The increase in the income tax provision was due to an increase in income before income tax provision, which was partially offset by a decrease in the tax rate. The tax rate for the three months ended March 31, 2024 was impacted by a more favorable tax benefit related to share-based compensation and a decrease in foreign taxes as compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, a larger number of non-qualified stock options were exercised as compared to the prior year quarter.
SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net income	$79,965	$47,547
Add back:
Income tax provision	19,530	14,974
Interest income and other	(1,581)	1,342
Interest expense	1,719	2,939
Unallocated corporate expenses	39,531	34,735
Total segment operating income	139,164	101,537
Add back:
Segment depreciation expense	9,911	9,027
Amortization of intangible assets	1,016	2,182
Total Adjusted Segment EBITDA	$150,091	$112,746

Other Segment Operating Data

	Three Months Ended March 31,
	2024	2023
Number of revenue-generating professionals (at period end):
Corporate Finance (1)	2,185	2,152
FLC (1)	1,463	1,427
Economic Consulting	1,091	1,031
Technology (2)	646	581
Strategic Communications	981	995
Total revenue-generating professionals	6,366	6,186
Utilization rates of billable professionals: (3)
Corporate Finance (1)	62%	59%
FLC (1)	59%	57%
Economic Consulting	68%	68%
Average billable rate per hour: (4)
Corporate Finance (1)	$515	$478
FLC (1)	$406	$375
Economic Consulting	$533	$458

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
(2)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 727 as-needed employees during the three months ended March 31, 2024 compared with 499 as-needed employees during the three months ended March 31, 2023.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2024	2023 (1)

	(dollars in thousands, except rate per hour)
Revenues	$366,010	$315,652
Percentage change in revenues from prior year	16.0%	19.1%
Operating expenses
Direct cost of revenues	238,190	213,648
Selling, general and administrative expenses	55,068	52,116
Amortization of intangible assets	833	1,912
	294,091	267,676
Segment operating income	71,919	47,976
Percentage change in segment operating income from prior year	49.9%	-4.9%
Add back:
Depreciation and amortization of intangible assets	3,306	3,871
Adjusted Segment EBITDA	$75,225	$51,847
Gross profit (2)	$127,820	$102,004
Percentage change in gross profit from prior year	25.3%	14.3%
Gross profit margin (3)	34.9%	32.3%
Adjusted Segment EBITDA as a percentage of revenues	20.6%	16.4%
Number of revenue-generating professionals (at period end)	2,185	2,152
Percentage change in number of revenue-generating professionals from prior year	1.5%	14.0%
Utilization rate of billable professionals	62%	59%
Average billable rate per hour	$515	$478

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
(2)Revenues less direct cost of revenues
(3)Gross profit as a percentage of revenues

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues increased $50.4 million, or 16.0%, to $366.0 million for the three months ended March 31, 2024, primarily due to higher realized bill rates and demand in our restructuring and transaction services as well as higher realized bill rates in our business transformation & strategy services.
Gross profit increased $25.8 million, or 25.3%, to $127.8 million for the three months ended March 31, 2024. Gross profit margin increased 2.6 percentage points for the three months ended March 31, 2024. The increase in gross profit margin was primarily due to the impact of higher realized bill rates, a 3 percentage point increase in utilization and higher success fees.
SG&A expenses increased $3.0 million, or 5.7%, to $55.1 million for the three months ended March 31, 2024. SG&A expenses of 15.0% of revenues for the three months ended March 31, 2024 compared with 16.5% of revenues for the three months ended March 31, 2023. The increase in SG&A expenses was primarily due to higher business development, compensation and infrastructure support, which was partially offset by lower recruiting costs.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2024	2023 (1)

	(dollars in thousands, except rate per hour)
Revenues	$176,074	$157,739
Percentage change in revenues from prior year	11.6%	10.9%
Operating expenses
Direct cost of revenues	112,394	106,241
Selling, general and administrative expenses	31,600	31,026
Amortization of intangible assets	113	184
	144,107	137,451
Segment operating income	31,967	20,288
Percentage change in segment operating income from prior year	57.6%	34.2%
Add back:
Depreciation and amortization of intangible assets	1,742	1,496
Adjusted Segment EBITDA	$33,709	$21,784
Gross profit (2)	$63,680	$51,498
Percentage change in gross profit from prior year	23.7%	24.8%
Gross profit margin (3)	36.2%	32.6%
Adjusted Segment EBITDA as a percentage of revenues	19.1%	13.8%
Number of revenue-generating professionals (at period end)	1,463	1,427
Percentage change in number of revenue-generating professionals from prior year	2.5%	3.2%
Utilization rate of billable professionals	59%	57%
Average billable rate per hour	$406	$375

(1)Effective July 1, 2023, Corporate Finance and FLC segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
(2)Revenues less direct cost of revenues
(3)Gross profit as a percentage of revenues
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues increased $18.3 million, or 11.6%, to $176.1 million for the three months ended March 31, 2024, primarily due to higher demand and realized bill rates for our investigations and disputes services, primarily in North America.
Gross profit increased $12.2 million, or 23.7%, to $63.7 million for the three months ended March 31, 2024. Gross profit margin increased 3.5 percentage points for the three months ended March 31, 2024. The increase in gross profit margin was primarily due to a 2 percentage point increase in utilization.
SG&A expenses increased $0.6 million, or 1.9%, to $31.6 million for the three months ended March 31, 2024. SG&A expenses of 17.9% of revenues for the three months ended March 31, 2024 compared with 19.7% of revenues for the three months ended March 31, 2023. The increase in SG&A expenses was primarily driven by higher infrastructure support, travel and entertainment, and other general and administrative expenses, which was partially offset by favorable litigation settlements.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands, except rate per hour)
Revenues	$204,548	$169,595
Percentage change in revenues from prior year	20.6%	2.2%
Operating expenses
Direct cost of revenues	159,440	131,846
Selling, general and administrative expenses	32,243	25,049
	191,683	156,895
Segment operating income	12,865	12,700
Percentage change in segment operating income from prior year	1.3%	-36.3%
Add back:
Depreciation and amortization	1,285	1,493
Adjusted Segment EBITDA	$14,150	$14,193
Gross profit (1)	$45,108	$37,749
Percentage change in gross profit from prior year	19.5%	-9.1%
Gross profit margin (2)	22.1%	22.3%
Adjusted Segment EBITDA as a percentage of revenues	6.9%	8.4%
Number of revenue-generating professionals (at period end)	1,091	1,031
Percentage change in number of revenue-generating professionals from prior year	5.8%	8.5%
Utilization rate of billable professionals	68%	68%
Average billable rate per hour	$533	$458

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues increased $35.0 million, or 20.6%, to $204.5 million for the three months ended March 31, 2024, primarily due to higher demand and realized bill rates for our non-M&A-related antitrust and financial economics services.
Gross profit increased $7.4 million, or 19.5%, to $45.1 million for the three months ended March 31, 2024. Gross profit margin decreased 0.2 percentage points for the three months ended March 31, 2024. The slight decrease in gross profit margin was primarily due to an increase in compensation, which was partially offset by the positive impact of higher realized bill rates.
SG&A expenses increased $7.2 million, or 28.7%, to $32.2 million for the three months ended March 31, 2024. SG&A expenses of 15.8% of revenues for the three months ended March 31, 2024 compared with 14.8% of revenues for the three months ended March 31, 2023. The increase in SG&A expenses was primarily driven by higher bad debt expense.

TECHNOLOGY

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenues	$100,713	$90,618
Percentage change in revenues from prior year	11.1%	12.6%
Operating expenses
Direct cost of revenues	64,069	53,978
Selling, general and administrative expenses	25,705	24,750
	89,774	78,728
Segment operating income	10,939	11,890
Percentage change in segment operating income from prior year	-8.0%	16.1%
Add back:
Depreciation and amortization	3,642	3,476
Adjusted Segment EBITDA	$14,581	$15,366
Gross profit (1)	$36,644	$36,640
Percentage change in gross profit from prior year	—%	23.9%
Gross profit margin (2)	36.4%	40.4%
Adjusted Segment EBITDA as a percentage of revenues	14.5%	17.0%
Number of revenue-generating professionals (at period end) (3)	646	581
Percentage change in number of revenue-generating professionals from prior year	11.2%	17.1%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues increased $10.1 million, or 11.1%, to $100.7 million for the three months ended March 31, 2024, primarily due to higher demand for M&A-related “second request” and information governance, privacy & security services, which was partially offset by lower demand for investigations services.
Gross profit was flat at $36.6 million for the three months ended March 31, 2024. Gross profit margin decreased 4.0 percentage points for the three months ended March 31, 2024. The decrease in gross profit margin was primarily due to lower profitability in our consulting and data transformation & production services.
SG&A expenses increased $1.0 million, or 3.9%, to $25.7 million for the three months ended March 31, 2024. SG&A expenses of 25.5% of revenues for the three months ended March 31, 2024 compared with 27.3% of revenues for the three months ended March 31, 2023. The increase in SG&A expenses was primarily due to higher compensation, which was partially offset by lower bad debt expense.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenues	$81,208	$73,102
Percentage change in revenues from prior year	11.1%	4.5%
Operating expenses
Direct cost of revenues	51,941	47,804
Selling, general and administrative expenses	17,723	16,529
Amortization of intangible assets	70	86
	69,734	64,419
Segment operating income	11,474	8,683
Percentage change in segment operating income from prior year	32.1%	-41.5%
Add back:
Depreciation and amortization of intangible assets	952	873
Adjusted Segment EBITDA	$12,426	$9,556
Gross profit (1)	$29,267	$25,298
Percentage change in gross profit from prior year	15.7%	-12.6%
Gross profit margin (2)	36.0%	34.6%
Adjusted Segment EBITDA as a percentage of revenues	15.3%	13.1%
Number of revenue-generating professionals (at period end)	981	995
Percentage change in number of revenue-generating professionals from prior year	-1.4%	16.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues increased $8.1 million, or 11.1%, to $81.2 million for the three months ended March 31, 2024, which included a 1.4% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $7.1 million, or 9.7%, primarily driven by higher demand for our public affairs and corporate reputation services.
Gross profit increased $4.0 million, or 15.7%, to $29.3 million for the three months ended March 31, 2024. Gross profit margin increased 1.4 percentage points for the three months ended March 31, 2024. The increase in gross profit margin was primarily driven by lower compensation expenses as a percentage of revenues.
SG&A expenses increased $1.2 million, or 7.2%, to $17.7 million for the three months ended March 31, 2024, which included a 1.2% estimated negative impact from FX. SG&A expenses of 21.8% of revenues for the three months ended March 31, 2024 compared with 22.6% of revenues for the three months ended March 31, 2023. The increase in SG&A expenses was primarily driven by higher compensation, infrastructure support, rent and occupancy, and travel and entertainment expenses.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2023 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that reflect our more significant judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Goodwill and Intangible Assets
There were no material changes to our critical accounting estimates from the information provided in “Critical Accounting Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023, or from the information provided in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic and workforce disruptions arise, including any future impact of future public health crises, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material adverse effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows

	Three Months Ended March 31,
	2024	2023

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(274,818)	$(254,206)
Net cash provided by (used in) investing activities	$20,606	$(18,012)
Net cash provided by financing activities	$198,585	$15,767
Effect of exchange rate changes on cash and cash equivalents	$(3,635)	$3,302
DSO (1)	105	102

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in FX rates. We multiply the result by the number of days in the quarter.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Net cash used in operating activities of $274.8 million for the three months ended March 31, 2024 compared to $254.2 million for the three months ended March 31, 2023. The increase of $20.6 million, or 8.1%, in net cash used in operating activities was primarily due to an increase in salaries, higher annual bonus payments and an increase in forgivable loan issuances, which was partially offset by an increase in cash collections compared to the prior year period. DSO was 105 and 102 days as of March 31, 2024 and 2023, respectively.
Net cash provided by investing activities of $20.6 million for the three months ended March 31, 2024 compared to $18.0 million net cash used in investing activities for the three months ended March 31, 2023. The increase of $38.6 million, or

214.4%, in net cash provided by investing activities was primarily due to short-term investments of $25.2 million maturing during the three months ended March 31, 2024, as there were no proceeds from short-term investments during the three months ended March 31, 2023, and a $13.4 million decrease in capital expenditures, primarily driven by lower spend on leasehold improvements and cloud computing costs as compared to the prior year quarter.
Net cash provided by financing activities of $198.6 million for the three months ended March 31, 2024 compared to $15.8 million for the three months ended March 31, 2023. The increase of $182.8 million, or 1,159.5%, in net cash provided by financing activities was primarily due to an increase in net borrowings of $160.0 million under our Credit Facility and a decrease of $21.0 million in payments for common stock repurchases under the Repurchase Program as compared with the same period in the prior year.
The effect of exchange rate changes on cash and cash equivalents had an unfavorable impact of $3.6 million for the three months ended March 31, 2024 compared to a favorable impact of $3.3 million for the three months ended March 31, 2023.
$23.5 million of the $25.9 million of cash paid for income taxes and tax credits, net of tax refunds related to payments for the purchase of tax credits.
Principal Sources of Capital Resources
As of March 31, 2024, our capital resources included $244.0 million of cash and cash equivalents and available borrowing capacity of $695.0 million under the $900.0 million revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
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
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of March 31, 2024, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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

Capital Expenditures
During the three months ended March 31, 2024, we spent $4.6 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2024, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $28 million and $34 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.
Future Contractual Obligations
Our future contractual obligations as of March 31, 2024 include long-term obligations of $205.0 million related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 8, “Debt” in Part I, Item 1. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to March 31, 2024 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have current obligations of $34.7 million and non-current obligations of $213.6 million.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve uncertainties and risks. Forward-looking statements include statements concerning our plans, initiatives, projections, prospects, policies, processes and practices, objectives, goals, commitments, strategies, future events, future revenues, future results and performance, future capital allocations and expenditures, expectations, plans or intentions relating to acquisitions, share repurchases and other matters, business trends, new, or changes to, laws and regulations, including U.S. and foreign tax laws, environmental, social and governance (“ESG”)-related issues, climate change-related matters, scientific or technological developments, including relating to new and emerging technologies, such as AI and machine learning and other information that is not historical. Forward-looking statements often contain words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “commits,” “aspires,” “forecasts,” “future,” “goal,” “seeks” and variations of such words or similar expressions. All forward-looking statements, including, without limitation, management’s financial guidance and examination of operating trends, are based upon our historical performance and our current plans, estimates, intentions and expectations at the time we make them, and various assumptions. Our actual financial results, performance or achievements and outcomes could differ materially from those expressed in, or implied by, any forward-looking statements. Any references to standards of measurement and performance made regarding our climate change-, ESG- or other sustainability-related plans, goals, commitments, intentions, aspirations, forecasts or projections, or expectations are developing and based on assumptions. There can be no assurance that management’s plans, performance, expectations, intentions, aspirations, beliefs, goals, estimates, forecasts and projections, including any that are ESG- or other sustainability-related, will result or be achieved, and the inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, forecasts, intentions, aspirations, beliefs or expectations contemplated by us will be achieved. Given these risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
•changes in demand for our services;

•our ability to recruit and retain qualified professionals and senior management, including segment, industry and regional leaders;
•conflicts resulting in our inability to represent certain clients;
•our former employees joining or forming competing businesses;
•the enactment of legislation rendering contractual protections against competition by former employees unenforceable;
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
•risks relating to the adoption and integration of technological innovations such as AI and machine learning;
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”). We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

	(in thousands, except per share data)
January 1 through January 31, 2024	6	(2)	$197.89	—	$460,653
February 1 through February 29, 2024	34	(3)	$192.22	—	$460,653
March 1 through March 31, 2024	17	(4)	$204.37	—	$460,653
	57			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended March 31, 2024.
(2)Includes 5,736 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 33,793 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 17,030 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 25, 2024

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)