Form 10-Q
period 2024-06-30
FTI CONSULTING, INC
filed 2024-07-25
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2024
Common Stock, $0.01 par value	35,902,232

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$226,428	$303,222
Accounts receivable, net	1,190,521	1,102,142
Current portion of notes receivable	45,145	30,997
Prepaid expenses and other current assets	107,117	119,092
Total current assets	1,569,211	1,555,453
Property and equipment, net	152,307	159,662
Operating lease assets	202,511	208,910
Goodwill	1,230,932	1,234,569
Intangible assets, net	18,377	18,285
Notes receivable, net	106,201	75,431
Other assets	78,105	73,568
Total assets	$3,357,644	$3,325,878
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$182,667	$223,758
Accrued compensation	463,669	601,074
Billings in excess of services provided	67,558	67,937
Total current liabilities	713,894	892,769
Long-term debt	60,000	—
Noncurrent operating lease liabilities	214,517	223,774
Deferred income taxes	136,374	140,976
Other liabilities	83,479	86,939
Total liabilities	1,208,264	1,344,458
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 35,902 (2024) and 35,521 (2023)	359	355
Additional paid-in capital	33,955	16,760
Retained earnings	2,278,677	2,114,765
Accumulated other comprehensive loss	(163,611)	(150,460)
Total stockholders’ equity	2,149,380	1,981,420
Total liabilities and stockholders’ equity	$3,357,644	$3,325,878

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$949,156	$864,591	$1,877,709	$1,671,297
Operating expenses
Direct cost of revenues	637,749	588,094	1,263,783	1,141,603
Selling, general and administrative expenses	206,235	186,371	408,105	370,584
Amortization of intangible assets	1,080	1,417	2,096	3,599
	845,064	775,882	1,673,984	1,515,786
Operating income	104,092	88,709	203,725	155,511
Other income (expense)
Interest income and other	1,909	(584)	3,490	(1,926)
Interest expense	(3,319)	(3,022)	(5,038)	(5,961)
	(1,410)	(3,606)	(1,548)	(7,887)
Income before income tax provision	102,682	85,103	202,177	147,624
Income tax provision	18,735	22,708	38,265	37,682
Net income	$83,947	$62,395	$163,912	$109,942
Earnings per common share — basic	$2.38	$1.87	$4.67	$3.30
Earnings per common share — diluted	$2.34	$1.75	$4.58	$3.09
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(1,718)	$6,396	$(13,151)	$16,246
Total other comprehensive income (loss), net of tax	(1,718)	6,396	(13,151)	16,246
Comprehensive income	$82,229	$68,791	$150,761	$126,188

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$79,965	$—	$79,965
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(11,433)	(11,433)
Issuance of common stock in connection with:
Exercise of options	106	1	3,897	—	—	3,898
Restricted share grants, less net settled shares of 57	70	1	(11,112)	—	—	(11,111)
Stock units issued under incentive compensation plan	—	—	2,805	—	—	2,805
Share-based compensation	—	—	8,812	—	—	8,812
Balance at March 31, 2024	35,697	$357	$21,162	$2,194,730	$(161,893)	$2,054,356
Net income	—	$—	$—	$83,947	$—	$83,947
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(1,718)	(1,718)
Issuance of common stock in connection with:
Exercise of options	180	2	6,714	—	—	6,716
Restricted share grants, less net settled shares of 15	25	—	(3,210)	—	—	(3,210)
Share-based compensation	—	—	9,289	—	—	9,289
Balance at June 30, 2024	35,902	$359	$33,955	$2,278,677	$(163,611)	$2,149,380

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$47,547	$—	$47,547
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,850	9,850
Issuance of common stock in connection with:
Exercise of options	14	—	449	—	—	449
Restricted share grants, less net settled shares of 55	55	1	(9,514)	—	—	(9,513)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(6)	—	—	(6)
Share-based compensation	—	—	6,365	—	—	6,365
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at March 31, 2023	33,983	$340	$—	$1,887,420	$(166,872)	$1,720,888
Net income	—	$—	$—	$62,395	$—	$62,395
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6,396	6,396
Issuance of common stock in connection with:
Exercise of options	21	—	718	—	—	718
Restricted share grants, less net settled shares of 13	30	—	(2,408)	—	—	(2,408)
Conversion of convertible senior notes due 2023	—	—	(375)	—	—	(375)
Share-based compensation	—	—	7,538	—	—	7,538
Balance at June 30, 2023	34,034	$340	$5,473	$1,949,815	$(160,476)	$1,795,152

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$163,912	$109,942
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,173	19,547
Amortization of intangible assets	2,096	3,599
Provision for expected credit losses	19,923	11,188
Share-based compensation	18,101	13,903
Deferred income taxes	(6,840)	(6,571)
Acquisition-related contingent consideration	(1,157)	3,543
Amortization of debt issuance costs and other	387	1,296
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(115,106)	(245,999)
Notes receivable	(45,197)	(22,539)
Prepaid expenses and other assets	(12,630)	(6,718)
Accounts payable, accrued expenses and other	(8,934)	(159)
Income taxes	(29,727)	(13,122)
Accrued compensation	(145,509)	(130,625)
Billings in excess of services provided	(84)	(2,485)
Net cash used in operating activities	(139,592)	(265,200)
Investing activities
Purchases of property and equipment and other	(14,700)	(29,027)
Maturity of short-term investment	25,246	—
Net cash provided by (used in) investing activities	10,546	(29,027)
Financing activities
Borrowings under revolving line of credit	520,000	245,000
Repayments under revolving line of credit	(460,000)	(220,000)
Purchase and retirement of common stock	—	(20,982)
Share-based compensation tax withholdings	(14,320)	(11,922)
Proceeds on stock option exercises	10,614	1,167
Deposits and other	2,023	(2,206)
Net cash provided by (used in) financing activities	58,317	(8,943)
Effect of exchange rate changes on cash and cash equivalents	(6,065)	15,021
Net decrease in cash and cash equivalents	(76,794)	(288,149)
Cash and cash equivalents, beginning of period	303,222	491,688
Cash and cash equivalents, end of period	$226,428	$203,539
Supplemental cash flow disclosures
Cash paid for interest	$4,020	$4,144
Cash paid for income taxes and tax credits, net of refunds	$74,831	$57,376
Non-cash financing activities:
Issuance of stock units under incentive compensation plans	$2,805	$2,274
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
In August 2022, the Inflation Reduction Act (“IRA”) was enacted into law. The IRA, among other things, includes provisions that permit clean energy tax credits that are transferable to an unrelated third party in exchange for cash payment. When the control of the investment tax credits transfers, the acquired credits are recognized as deferred tax assets and are measured under Accounting Standards Codification Topic 740, Income Taxes. The difference between the purchase price and the tax basis of the purchased credits is recognized as deferred credits. The deferred credits are recognized in income tax expense in proportion to the reversal of the associated deferred tax asset. The amounts paid for the tax credits are presented in the “Cash paid for income taxes and tax credits, net of tax refunds” line in the supplemental cash flow disclosures.
2. New Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the United States (“U.S.”) (federal, state and local) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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
For the three and six months ended June 30, 2023, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) on earnings per common share. The conversion feature had a dilutive impact on earnings per common share for the three and six months ended June 30, 2023, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. During the three and six months ended June 30, 2024, there were no 2023 Convertible Notes outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator — basic and diluted
Net income	$83,947	$62,395	$163,912	$109,942
Denominator
Weighted average number of common shares outstanding — basic	35,221	33,359	35,099	33,331
Effect of dilutive share-based awards	513	550	531	562
Effect of dilutive stock options	111	297	186	301
Effect of dilutive convertible notes	—	1,444	—	1,372
Weighted average number of common shares outstanding — diluted	35,845	35,650	35,816	35,566
Earnings per common share — basic	$2.38	$1.87	$4.67	$3.30
Earnings per common share — diluted	$2.34	$1.75	$4.58	$3.09
Antidilutive stock options and share-based awards	40	3	32	6
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $8.9 million and $11.2 million for the three and six months ended June 30, 2024, respectively, and $7.8 million and $5.4 million for the three and six months ended June 30, 2023, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of June 30, 2024 and December 31, 2023, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $23.1 million and $34.6 million, respectively. We expect to recognize the majority of the related revenues over the next 36 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2024 and December 31, 2023.

Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of June 30, 2024 and December 31, 2023.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Accounts receivable:
Billed receivables	$818,240	$745,371
Unbilled receivables	443,723	421,488
Allowance for expected credit losses	(71,442)	(64,717)
Accounts receivable, net	$1,190,521	$1,102,142
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for expected credit losses	$8,503	$4,176	$19,923	$11,188
Write-offs	$9,511	$1,665	$19,881	$9,553
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2023	$540,991	$213,415	$268,482	$96,802	$114,879	$1,234,569
Foreign currency translation adjustment	(2,288)	(571)	(185)	(10)	(583)	(3,637)
Balance at June 30, 2024	$538,703	$212,844	$268,297	$96,792	$114,296	$1,230,932

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring (“Corporate Finance”), Forensic and Litigation Consulting (“FLC”), Economic Consulting or Technology segments as of June 30, 2024 and December 31, 2023.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $308.4 million and $309.0 million as of June 30, 2024 and December 31, 2023, respectively, and accumulated impairment losses of $194.1 million as of June 30, 2024 and December 31, 2023.

Intangible Assets
Intangible assets were as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$29,035	$17,638	$11,397	$27,000	$16,640	$10,360
Trademarks	9,426	7,712	1,714	9,712	7,129	2,583
Acquired software and other	865	699	166	888	646	242
	39,326	26,049	13,277	37,600	24,415	13,185
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$44,426	$26,049	$18,377	$42,700	$24,415	$18,285
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1.1 million and $2.1 million during the three and six months ended June 30, 2024, respectively, and $1.4 million and $3.6 million for the three and six months ended June 30, 2023, respectively.
7. Financial Instruments
The fair values of all financial instruments are estimated to be equal to their carrying values as of June 30, 2024 and December 31, 2023. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo pricing model. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. The fair value of acquisition-related contingent consideration was $5.1 million and $12.8 million as of June 30, 2024 and December 31, 2023, respectively. There were no other assets or liabilities subject to Level 3 fair value measurements as of June 30, 2024 and December 31, 2023.
8. Debt
The table below presents the components of the Company’s debt:

	June 30, 2024	December 31, 2023
Credit Facility	$60,000	$—
Long-term debt (1)	$60,000	$—

(1)There were no current portions of long-term debt as of June 30, 2024 and December 31, 2023.
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
There were $3.0 million and $3.4 million of unamortized debt issuance costs related to the Credit Facility as of June 30, 2024 and December 31, 2023, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$202,511	$208,910
Total lease assets		$202,511	$208,910
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$37,547	$33,864
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	214,517	223,774
Total lease liabilities		$252,064	$257,638
The table below summarizes total lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2024	2023	2024	2023
Operating lease costs	$12,364	$12,965	$24,908	$25,948
Short-term lease costs	952	708	1,394	1,400
Variable lease costs and other	3,696	2,985	6,783	5,778
Total lease cost, net	$17,012	$16,658	$33,085	$33,126
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of June 30, 2024
2024 (remaining)	$26,952
2025	50,846
2026	44,950
2027	43,567
2028	35,126
Thereafter	114,052
Total future lease payments	315,493
Less: imputed interest	(63,429)
Total	$252,064

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$27,501	$28,039

Operating lease assets obtained in exchange for lease liabilities	$13,018	$19,671

Weighted average remaining lease term (years)
Operating leases	7.5	8.1

Weighted average discount rate
Operating leases	5.9%	5.7%
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
11. Share-Based Compensation
During the six months ended June 30, 2024, we granted 67,493 restricted share awards, 58,405 restricted stock units and 75,994 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2024, 12,212 shares of restricted stock, 1,059 restricted stock units and no stock options were forfeited prior to the completion of the applicable vesting requirements. Additionally, 988 performance stock units were forfeited during the six months ended June 30, 2024, arising from award targets that were not achieved.
Total share-based compensation expense, net of forfeitures is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2024	2023	2024	2023
Direct cost of revenues	$5,081	$4,562	$10,799	$9,261
Selling, general and administrative expenses	5,406	3,863	9,906	8,907
Total share-based compensation expense	$10,487	$8,425	$20,705	$18,168
12. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2024, we had $460.7 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares of common stock repurchased and retired	—	—	—	112
Average price paid per share	$—	$—	$—	$158.70
Total cost	$—	$—	$—	$17,797
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
Common Stock Outstanding
Common stock outstanding was approximately 35.9 million shares and 35.5 million shares as of June 30, 2024 and December 31, 2023, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk and investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory, and Risk and Investigations.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Corporate Finance (1)	$347,971	$317,912	$713,981	$633,564
FLC (1)	169,496	164,760	345,570	322,499
Economic Consulting	230,873	201,822	435,421	371,417
Technology	115,875	97,444	216,588	188,062
Strategic Communications	84,941	82,653	166,149	155,755
Total revenues	$949,156	$864,591	$1,877,709	$1,671,297
Adjusted Segment EBITDA
Corporate Finance (1)	$66,467	$45,510	$141,692	$97,357
FLC (1)	14,994	25,598	48,703	47,382
Economic Consulting	44,296	35,523	58,446	49,716
Technology	20,930	20,087	35,511	35,453
Strategic Communications	11,611	12,263	24,037	21,819
Total Adjusted Segment EBITDA	$158,298	$138,981	$308,389	$251,727

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$83,947	$62,395	$163,912	$109,942
Add back:
Income tax provision	18,735	22,708	38,265	37,682
Interest income and other	(1,909)	584	(3,490)	1,926
Interest expense	3,319	3,022	5,038	5,961
Unallocated corporate expenses	42,884	39,026	82,415	73,761
Segment depreciation expense	10,242	9,829	20,153	18,856
Amortization of intangible assets	1,080	1,417	2,096	3,599
Total Adjusted Segment EBITDA	$158,298	$138,981	$308,389	$251,727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and six months ended June 30, 2024 and 2023, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk and investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory, and Risk and Investigations.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$949,156	$864,591	$1,877,709	$1,671,297
Net income	$83,947	$62,395	$163,912	$109,942
Adjusted EBITDA	$115,921	$100,230	$226,994	$178,657
Earnings per common share — diluted	$2.34	$1.75	$4.58	$3.09
Adjusted earnings per common share — diluted	$2.34	$1.75	$4.58	$3.09
Net cash provided by (used in) operating activities	$135,226	$(10,994)	$(139,592)	$(265,200)
Total number of employees	8,037	7,853	8,037	7,853
Second Quarter 2024 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2024 increased $84.6 million, or 9.8%, to $949.2 million, compared to the three months ended June 30, 2023, primarily due to higher demand in our Corporate Finance, Economic Consulting and Technology segments.
Net income
Net income for the three months ended June 30, 2024 increased $21.6 million, or 34.5%, to $83.9 million, compared to the three months ended June 30, 2023. The increase in net income was primarily due to higher revenues, a lower effective tax rate and an FX remeasurement gain compared to a loss in the same quarter in the prior year, which was partially offset by an increase in direct compensation and selling, general and administrative (“SG&A”) expenses.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2024 increased $15.7 million, or 15.7%, to $115.9 million, compared to the three months ended June 30, 2023. Adjusted EBITDA Margin of 12.2% for the three months ended June 30, 2024 compared to 11.6% for the three months ended June 30, 2023. The increase in Adjusted EBITDA was primarily due to higher revenues, which was partially offset by increased direct compensation and SG&A expenses.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2024 increased $0.59 to $2.34 compared to $1.75 for the three months ended June 30, 2023. The increase in EPS was primarily due to higher net income as described above.
Adjusted EPS was equal to EPS for the three months ended June 30, 2024 and 2023, respectively.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended June 30, 2024 increased $146.2 million to $135.2 million, compared to net cash used in operating activities of $11.0 million for the three months ended June 30, 2023. The increase in net cash provided by operating activities was primarily due to an increase in cash collections resulting from higher revenues, which was partially offset by higher operating expenses and an increase in compensation payments, primarily related to variable compensation, annual salary increases and headcount growth. Days sales outstanding (“DSO”) of 105 days at June 30, 2024 compared to 111 days at June 30, 2023. The decrease in DSO was primarily due to cash collections that outpaced the increase in revenues.
Free Cash Flow was an inflow of $125.2 million and an outflow of $22.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase in Free Cash Flow for the three months ended June 30, 2024 was primarily due to higher net cash provided by operating activities, as described above, and a decrease in net cash used for purchases of property and equipment.

Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the six months ended June 30, 2024.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2023	2,215	1,447	1,089	628	971	6,350	1,640	7,990
Additions (reductions), net	(30)	16	2	18	10	16	49	65
March 31, 2024	2,185	1,463	1,091	646	981	6,366	1,689	8,055
Additions (reductions), net	(18)	(6)	(15)	16	(9)	(32)	14	(18)
June 30, 2024	2,167	1,457	1,076	662	972	6,334	1,703	8,037
Percentage change in headcount from December 31, 2023	(2.2)%	0.7%	(1.2)%	5.4%	0.1%	(0.3)%	3.8%	0.6%
CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance (1)	$347,971	$317,912	$713,981	$633,564
FLC (1)	169,496	164,760	345,570	322,499
Economic Consulting	230,873	201,822	435,421	371,417
Technology	115,875	97,444	216,588	188,062
Strategic Communications	84,941	82,653	166,149	155,755
Total revenues	$949,156	$864,591	$1,877,709	$1,671,297
Segment operating income
Corporate Finance (1)	$63,193	$42,116	$135,112	$90,092
FLC (1)	13,100	23,885	45,067	44,173
Economic Consulting	42,952	34,024	55,817	46,724
Technology	17,137	16,432	28,076	28,322
Strategic Communications	10,594	11,278	22,068	19,961
Total segment operating income	146,976	127,735	286,140	229,272
Unallocated corporate expenses	(42,884)	(39,026)	(82,415)	(73,761)
Operating income	104,092	88,709	203,725	155,511
Other income (expense)
Interest income and other	1,909	(584)	3,490	(1,926)
Interest expense	(3,319)	(3,022)	(5,038)	(5,961)
	(1,410)	(3,606)	(1,548)	(7,887)
Income before income tax provision	102,682	85,103	202,177	147,624
Income tax provision	18,735	22,708	38,265	37,682
Net income	$83,947	$62,395	$163,912	$109,942
Earnings per common share — basic	$2.38	$1.87	$4.67	$3.30
Earnings per common share — diluted	$2.34	$1.75	$4.58	$3.09

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net income	$83,947	$62,395	$163,912	$109,942
Add back:
Income tax provision	18,735	22,708	38,265	37,682
Interest income and other	(1,909)	584	(3,490)	1,926
Interest expense	3,319	3,022	5,038	5,961
Depreciation and amortization	10,749	10,104	21,173	19,547
Amortization of intangible assets	1,080	1,417	2,096	3,599
Adjusted EBITDA	$115,921	$100,230	$226,994	$178,657
Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:
Net Income and EPS were equal to Adjusted Net Income and Adjusted EPS, respectively, for the three and six months ended June 30, 2024 and 2023.
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$135,226	$(10,994)	$(139,592)	$(265,200)
Purchases of property and equipment	(10,060)	(11,052)	(14,701)	(29,085)
Free Cash Flow	$125,166	$(22,046)	$(154,293)	$(294,285)
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended June 30, 2024 increased $3.9 million, or 9.9%, to $42.9 million compared to $39.0 million for the three months ended June 30, 2023. The increase was primarily due to higher compensation expenses and investments related to artificial intelligence (“AI”) capabilities, which was partially offset by lower expenses for corporate initiatives.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $2.5 million to $1.9 million for the three months ended June 30, 2024 compared to a $0.6 million loss for the three months ended June 30, 2023. The increase was primarily due to a $0.5 million FX gain for the three months ended June 30, 2024 compared to a $2.4 million FX loss for the three months ended June 30, 2023.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.

Interest expense
Interest expense for the three months ended June 30, 2024 increased $0.3 million, or 9.8%, to $3.3 million compared to $3.0 million for the three months ended June 30, 2023. The increase was primarily due to higher interest rates on our borrowings, which was partially offset by lower borrowings. Our borrowings in the prior year quarter included amounts owed on our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”), which matured in August 2023, as well as our borrowings on our senior secured bank revolving credit facility (“Credit Facility”).
Income tax provision
Our income tax provision decreased $4.0 million, or 17.5%, to $18.7 million for the three months ended June 30, 2024 compared to $22.7 million for the three months ended June 30, 2023. Our effective tax rate of 18.2% for the three months ended June 30, 2024 compared to 26.7% for the three months ended June 30, 2023. The decrease in the income tax provision was primarily due to a favorable tax benefit related to share-based compensation, as a larger number of non-qualified stock options were exercised compared to the prior year quarter, and a decrease in foreign taxes as compared to the three months ended June 30, 2023.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the six months ended June 30, 2024 increased $8.7 million, or 11.7%, to $82.4 million compared with $73.8 million for the six months ended June 30, 2023. The increase was primarily due to higher compensation expenses, investments related to AI capabilities and an increase legal expenses, which was partially offset by lower expenses for corporate initiatives.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $5.4 million to $3.5 million for the six months ended June 30, 2024 compared with a $1.9 million loss for the six months ended June 30, 2023. The increase was primarily due to a $6.7 million FX loss for the six months ended June 30, 2023 that did not recur during the six months ended June 30, 2024, which was partially offset by a $1.1 million decrease in interest income.
Interest expense
Interest expense for the six months ended June 30, 2024 decreased $0.9 million to $5.0 million compared with $6.0 million for the six months ended June 30, 2023. The decrease was primarily due to lower borrowings, which was partially offset by higher interest rates on our borrowings. Our borrowings in the same period in the prior year included amounts owed on our 2023 Convertible Notes, which matured in August 2023, as well as borrowings on our Credit Facility.
Income tax provision
Our income tax provision increased $0.6 million, or 1.5%, to $38.3 million for the six months ended June 30, 2024 compared to $37.7 million for the six months ended June 30, 2023. Our effective tax rate of 18.9% for the six months ended June 30, 2024 compared to 25.5% for the six months ended June 30, 2023. The increase in the income tax provision was due to an increase in income before income tax provision, which was partially offset by a decrease in the tax rate. The tax rate for the six months ended June 30, 2024 was impacted by a favorable tax benefit related to share-based compensation, as a larger number of non-qualified stock options were exercised as compared to the same period in the prior year, and a decrease in foreign taxes as compared to the six months ended June 30, 2023.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net income	$83,947	$62,395	$163,912	$109,942
Add back:
Income tax provision	18,735	22,708	38,265	37,682
Interest income and other	(1,909)	584	(3,490)	1,926
Interest expense	3,319	3,022	5,038	5,961
Unallocated corporate expenses	42,884	39,026	82,415	73,761
Total segment operating income	146,976	127,735	286,140	229,272
Add back:
Segment depreciation expense	10,242	9,829	20,153	18,856
Amortization of intangible assets	1,080	1,417	2,096	3,599
Total Adjusted Segment EBITDA	$158,298	$138,981	$308,389	$251,727

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of revenue-generating professionals (at period end):
Corporate Finance (1)	2,167	2,170	2,167	2,170
FLC (1)	1,457	1,441	1,457	1,441
Economic Consulting	1,076	1,039	1,076	1,039
Technology (2)	662	589	662	589
Strategic Communications	972	992	972	992
Total revenue-generating professionals	6,334	6,231	6,334	6,231
Utilization rates of billable professionals: (3)
Corporate Finance (1)	60%	58%	61%	59%
FLC (1)	58%	58%	58%	58%
Economic Consulting	70%	69%	69%	68%
Average billable rate per hour: (4)
Corporate Finance (1)	$496	$482	$505	$480
FLC (1)	$390	$388	$398	$382
Economic Consulting	$599	$557	$566	$520

(1)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Quarterly Report on Form 10-Q to include the reclassification of a portion of the Company’s health solutions practice in the FLC segment to our realigned business transformation practice within our Corporate Finance segment.
(2)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 899 as-needed employees during the three months ended June 30, 2024 compared with 630 as-needed employees during the three months ended June 30, 2023.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$347,971	$317,912	$713,981	$633,564
Percentage change in revenues from prior year	9.5%	7.9%	12.7%	13.2%
Operating expenses
Direct cost of revenues	231,569	222,350	469,759	435,997
Selling, general and administrative expenses	52,495	52,336	107,563	104,453
Amortization of intangible assets	714	1,110	1,547	3,022
	284,778	275,796	578,869	543,472
Segment operating income	63,193	42,116	135,112	90,092
Percentage change in segment operating income from prior year	50.0%	-22.1%	50.0%	-13.8%
Add back:
Depreciation and amortization of intangible assets	3,274	3,394	6,580	7,265
Adjusted Segment EBITDA	$66,467	$45,510	$141,692	$97,357
Gross profit (2)	$116,402	$95,562	$244,222	$197,567
Percentage change in gross profit from prior year	21.8%	-5.9%	23.6%	3.5%
Gross profit margin (3)	33.5%	30.1%	34.2%	31.2%
Adjusted Segment EBITDA as a percentage of revenues	19.1%	14.3%	19.8%	15.4%
Number of revenue-generating professionals (at period end)	2,167	2,170	2,167	2,170
Percentage change in number of revenue-generating professionals from prior year	-0.1%	14.3%	-0.1%	14.3%
Utilization rate of billable professionals	60%	58%	61%	59%
Average billable rate per hour	$496	$482	$505	$480

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
(2)Revenues less direct cost of revenues
(3)Gross profit as a percentage of revenues
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues increased $30.1 million, or 9.5%, to $348.0 million for the three months ended June 30, 2024, primarily due to higher demand and realized bill rates for our business transformation & strategy and transactions services, which was partially offset by lower restructuring revenues.
Gross profit increased $20.8 million, or 21.8%, to $116.4 million for the three months ended June 30, 2024. Gross profit margin increased 3.4 percentage points for the three months ended June 30, 2024. The increase in gross profit margin was primarily due to higher realized bill rates and a 2 percentage point increase in utilization, which was partially offset by lower success fees.
SG&A expenses increased $0.2 million, or 0.3%, to $52.5 million for the three months ended June 30, 2024. SG&A expenses of 15.1% of revenues for the three months ended June 30, 2024 compared with 16.5% of revenues for the three months ended June 30, 2023. The increase in SG&A expenses was primarily due to higher bad debt, compensation, outside services, and other general and administrative expenses, which was partially offset by the reversal of expenses for business acquisition liabilities.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues increased $80.4 million, or 12.7%, to $714.0 million for the six months ended June 30, 2024, primarily due to higher realized bill rates and demand for our business transformation & strategy and transactions services and higher realized bill rates for our restructuring services.
Gross profit increased $46.7 million, or 23.6%, to $244.2 million for the six months ended June 30, 2024. Gross profit margin increased 3.0 percentage points for the six months ended June 30, 2024. The increase in gross profit margin was primarily due to higher realized bill rates and a 2 percentage point increase in utilization.
SG&A expenses increased $3.1 million, or 3.0%, to $107.6 million for the six months ended June 30, 2024. SG&A expenses of 15.1% of revenues for the six months ended June 30, 2024 compared with 16.5% of revenues for the six months ended June 30, 2023. The increase in SG&A expenses was primarily due to higher compensation, bad debt, business development and other general and administrative expenses, which was partially offset by the reversal of expenses for business acquisition liabilities and lower training and recruiting expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$169,496	$164,760	$345,570	$322,499
Percentage change in revenues from prior year	2.9%	12.4%	7.2%	11.7%
Operating expenses
Direct cost of revenues	119,924	109,830	232,318	216,072
Selling, general and administrative expenses	36,205	30,822	67,805	61,847
Amortization of intangible assets	267	223	380	407
	156,396	140,875	300,503	278,326
Segment operating income	13,100	23,885	45,067	44,173
Percentage change in segment operating income from prior year	-45.2%	101.2%	2.0%	63.6%
Add back:
Depreciation and amortization of intangible assets	1,894	1,713	3,636	3,209
Adjusted Segment EBITDA	$14,994	$25,598	$48,703	$47,382
Gross profit (2)	$49,572	$54,930	$113,252	$106,427
Percentage change in gross profit from prior year	-9.8%	34.1%	6.4%	29.4%
Gross profit margin (3)	29.2%	33.3%	32.8%	33.0%
Adjusted Segment EBITDA as a percentage of revenues	8.8%	15.5%	14.1%	14.7%
Number of revenue-generating professionals (at period end)	1,457	1,441	1,457	1,441
Percentage change in number of revenue-generating professionals from prior year	1.1%	4.4%	1.1%	4.4%
Utilization rate of billable professionals	58%	58%	58%	58%
Average billable rate per hour	$390	$388	$398	$382

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
(2)Revenues less direct cost of revenues
(3)Gross profit as a percentage of revenues

    Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues increased $4.7 million, or 2.9%, to $169.5 million for the three months ended June 30, 2024. Acquisition-related revenues contributed $1.9 million, or 1.2% of the increase, compared to the same quarter in the prior year. Excluding the acquisition-related impact, revenues increased $2.8 million, or 1.7%, primarily due to higher realized bill rates for our construction solutions and health solutions services and higher demand for our disputes services, which was partially offset by lower demand for our investigations services.
Gross profit decreased $5.4 million, or 9.8%, to $49.6 million for the three months ended June 30, 2024. Gross profit margin decreased 4.1 percentage points for the three months ended June 30, 2024. The decrease in gross profit margin was primarily due to higher compensation, largely related to a new variable compensation plan for senior professionals implemented during the three months ended June 30, 2024.
SG&A expenses increased $5.4 million, or 17.5%, to $36.2 million for the three months ended June 30, 2024. SG&A expenses of 21.4% of revenues for the three months ended June 30, 2024 compared with 18.7% of revenues for the three months ended June 30, 2023. The increase in SG&A expenses was primarily driven by higher bad debt, travel and entertainment, rent, and other general and administrative expenses.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues increased $23.1 million, or 7.2%, to $345.6 million for the six months ended June 30, 2024, primarily due to higher demand for our disputes services and higher realized bill rates and demand for our investigations and construction solutions services.
Gross profit increased $6.8 million, or 6.4%, to $113.3 million for the six months ended June 30, 2024. Gross profit margin decreased 0.2 percentage points for the six months ended June 30, 2024. The decrease in gross profit margin was primarily due to higher compensation, largely related to a new variable compensation plan for senior professionals, which was partially offset by cost recovery related to the development of AI capabilities.
SG&A expenses increased $6.0 million, or 9.6%, to $67.8 million for the six months ended June 30, 2024. SG&A expenses of 19.6% of revenues for the six months ended June 30, 2024 compared with 19.2% of revenues for the six months ended June 30, 2023. The increase in SG&A expenses was primarily driven by higher bad debt, travel and entertainment, infrastructure support, and other general and administrative expenses.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$230,873	$201,822	$435,421	$371,417
Percentage change in revenues from prior year	14.4%	23.0%	17.2%	12.5%
Operating expenses
Direct cost of revenues	159,039	142,278	318,479	274,124
Selling, general and administrative expenses	28,882	25,520	61,125	50,569
	187,921	167,798	379,604	324,693
Segment operating income	42,952	34,024	55,817	46,724
Percentage change in segment operating income from prior year	26.2%	66.5%	19.5%	15.7%
Add back:
Depreciation and amortization	1,344	1,499	2,629	2,992
Adjusted Segment EBITDA	$44,296	$35,523	$58,446	$49,716
Gross profit (1)	$71,834	$59,544	$116,942	$97,293
Percentage change in gross profit from prior year	20.6%	41.7%	20.2%	16.5%
Gross profit margin (2)	31.1%	29.5%	26.9%	26.2%
Adjusted Segment EBITDA as a percentage of revenues	19.2%	17.6%	13.4%	13.4%
Number of revenue-generating professionals (at period end)	1,076	1,039	1,076	1,039
Percentage change in number of revenue-generating professionals from prior year	3.6%	11.1%	3.6%	11.1%
Utilization rate of billable professionals	70%	69%	69%	68%
Average billable rate per hour	$599	$557	$566	$520

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues increased $29.1 million, or 14.4%, to $230.9 million for the three months ended June 30, 2024, primarily due to higher demand and realized bill rates for our M&A-related antitrust and financial economics services, which was partially offset by lower demand and realized bill rates for our non-M&A related antitrust services.
Gross profit increased $12.3 million, or 20.6%, to $71.8 million for the three months ended June 30, 2024. Gross profit margin increased 1.6 percentage points for the three months ended June 30, 2024. The increase in gross profit margin was primarily due to higher realized bill rates and lower variable compensation as a percentage of revenues.
SG&A expenses increased $3.4 million, or 13.2%, to $28.9 million for the three months ended June 30, 2024. SG&A expenses of 12.5% of revenues for the three months ended June 30, 2024 compared with 12.6% of revenues for the three months ended June 30, 2023. The increase in SG&A expenses was primarily driven by higher compensation, bad debt, infrastructure support, and other general and administrative expenses.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues increased $64.0 million, or 17.2%, to $435.4 million for the six months ended June 30, 2024, primarily due to higher demand and realized bill rates for our financial economics, M&A-related antitrust and non-M&A-related antitrust services.
Gross profit increased $19.6 million, or 20.2%, to $116.9 million for the six months ended June 30, 2024. Gross profit margin increased 0.7 percentage points for the six months ended June 30, 2024. The increase in gross profit margin was primarily due to higher realized bill rates and lower variable compensation as a percentage of revenues.

SG&A expenses increased $10.6 million, or 20.9%, to $61.1 million for the six months ended June 30, 2024. SG&A expenses of 14.0% of revenues for the six months ended June 30, 2024 compared with 13.6% of revenues for the six months ended June 30, 2023. The increase in SG&A expenses was primarily driven by higher bad debt, compensation and infrastructure support expenses.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Revenues	$115,875	$97,444	$216,588	$188,062
Percentage change in revenues from prior year	18.9%	25.3%	15.2%	18.8%
Operating expenses
Direct cost of revenues	72,450	60,550	136,519	114,528
Selling, general and administrative expenses	26,288	20,462	51,993	45,212
	98,738	81,012	188,512	159,740
Segment operating income	17,137	16,432	28,076	28,322
Percentage change in segment operating income from prior year	4.3%	233.3%	-0.9%	86.7%
Add back:
Depreciation and amortization	3,793	3,655	7,435	7,131
Adjusted Segment EBITDA	$20,930	$20,087	$35,511	$35,453
Gross profit (1)	$43,425	$36,894	$80,069	$73,534
Percentage change in gross profit from prior year	17.7%	52.3%	8.9%	36.7%
Gross profit margin (2)	37.5%	37.9%	37.0%	39.1%
Adjusted Segment EBITDA as a percentage of revenues	18.1%	20.6%	16.4%	18.9%
Number of revenue-generating professionals (at period end) (3)	662	589	662	589
Percentage change in number of revenue-generating professionals from prior year	12.4%	16.2%	12.4%	16.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis.
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues increased $18.4 million, or 18.9%, to $115.9 million for the three months ended June 30, 2024, primarily due to higher demand for M&A-related “second request” services, which was partially offset by lower demand for investigations services.
Gross profit increased $6.5 million, or 17.7%, to $43.4 million for the three months ended June 30, 2024. Gross profit margin decreased 0.4 percentage points for the three months ended June 30, 2024. The decrease in gross profit margin was primarily due to a lower mix of our higher margin hosting services and decreased profitability of our consulting services, which was partially offset by a higher mix and profitability of our processing and managed review services.
SG&A expenses increased $5.8 million, or 28.5%, to $26.3 million for the three months ended June 30, 2024. SG&A expenses of 22.7% of revenues for the three months ended June 30, 2024 compared with 21.0% of revenues for the three months ended June 30, 2023. The increase in SG&A expenses was primarily due to higher compensation and travel and entertainment expenses.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues increased $28.5 million, or 15.2%, to $216.6 million for the six months ended June 30, 2024, primarily due to higher demand for M&A-related “second request” services, which was partially offset by lower demand for investigations services.

Gross profit increased $6.5 million, or 8.9%, to $80.1 million for the six months ended June 30, 2024. Gross profit margin decreased by 2.1 percentage points for the six months ended June 30, 2024. The decrease in gross profit margin was primarily due to lower profitability of our consulting services and a lower mix of our higher margin hosting services, which was partially offset by a higher mix of our managed review services.
SG&A expenses increased $6.8 million, or 15.0%, to $52.0 million for the six months ended June 30, 2024. SG&A expenses were 24.0% of revenues for the six months ended June 30, 2024 and 2023. The increase in SG&A expenses was primarily due to higher compensation, infrastructure support and travel and entertainment expenses, which was partially offset by lower bad debt expenses.
STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Revenues	$84,941	$82,653	$166,149	$155,755
Percentage change in revenues from prior year	2.8%	15.0%	6.7%	9.9%
Operating expenses
Direct cost of revenues	54,767	53,078	106,708	100,882
Selling, general and administrative expenses	19,481	18,213	37,204	34,742
Amortization of intangible assets	99	84	169	170
	74,347	71,375	144,081	135,794
Segment operating income	10,594	11,278	22,068	19,961
Percentage change in segment operating income from prior year	-6.1%	6.1%	10.6%	-21.6%
Add back:
Depreciation and amortization of intangible assets	1,017	985	1,969	1,858
Adjusted Segment EBITDA	$11,611	$12,263	$24,037	$21,819
Gross profit (1)	$30,174	$29,575	$59,441	$54,873
Percentage change in gross profit from prior year	2.0%	13.3%	8.3%	-0.3%
Gross profit margin (2)	35.5%	35.8%	35.8%	35.2%
Adjusted Segment EBITDA as a percentage of revenues	13.7%	14.8%	14.5%	14.0%
Number of revenue-generating professionals (at period end)	972	992	972	992
Percentage change in number of revenue-generating professionals from prior year	-2.0%	13.1%	-2.0%	13.1%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues increased $2.3 million, or 2.8%, to $84.9 million for the three months ended June 30, 2024. Pass-through revenues contributed $1.7 million, or 2.1% of the increase, compared to the same quarter in the prior year. Excluding the pass-through revenues impact, revenues increased $0.6 million, or 0.7%, primarily due to higher public affairs revenues, which was partially offset by lower corporate reputation revenues.
Gross profit increased $0.6 million, or 2.0%, to $30.2 million for the three months ended June 30, 2024. Gross profit margin decreased 0.3 percentage points for the three months ended June 30, 2024. The decrease in gross profit margin was primarily due to higher compensation expenses as a percentage of revenues excluding revenues related to pass-through expenses.
SG&A expenses increased $1.3 million, or 7.0%, to $19.5 million for the three months ended June 30, 2024. SG&A expenses of 22.9% of revenues for the three months ended June 30, 2024 compared with 22.0% of revenues for the three months ended June 30, 2023. The increase in SG&A expenses was primarily due to higher travel and entertainment, rent, compensation, and other general and administrative expenses.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues increased $10.4 million, or 6.7%, to $166.1 million for the six months ended June 30, 2024. Pass-through revenues contributed $2.8 million, or 1.8% of the increase, compared to the same period in the prior year. Excluding the pass-through revenues impact, revenues increased $7.6 million, or 5.2%, primarily due to higher public affairs revenues, which was partially offset by lower corporate reputation revenues.
Gross profit increased $4.6 million, or 8.3%, to $59.4 million for the six months ended June 30, 2024. Gross profit margin increased 0.6 percentage points for the six months ended June 30, 2024. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues.
SG&A expenses increased $2.5 million, or 7.1%, to $37.2 million for the six months ended June 30, 2024. SG&A expenses of 22.4% of revenues for the six months ended June 30, 2024 compared with 22.3% of revenues for the six months ended June 30, 2023. The increase in SG&A expenses was primarily due to higher compensation, travel and entertainment, rent, and other general and administrative expenses.
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

Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic, political and workforce disruptions arise, including any impact of future public health crises, political situations, or economic or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material adverse effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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
Cash Flows

	Six Months Ended June 30,
	2024	2023

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(139,592)	$(265,200)
Net cash provided by (used in) investing activities	$10,546	$(29,027)
Net cash provided by (used in) financing activities	$58,317	$(8,943)
Effect of exchange rate changes on cash and cash equivalents	$(6,065)	$15,021
DSO (1)	105	111

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in FX rates. We multiply the result by the number of days in the quarter.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Net cash used in operating activities of $139.6 million for the six months ended June 30, 2024 compared to $265.2 million for the six months ended June 30, 2023. The decrease of $125.6 million, or 47.4%, in net cash used in operating activities was primarily due to an increase in cash collections resulting from higher revenues, which was partially offset by an increase in salaries largely related to annual salary increases and headcount growth, and higher annual bonus payments, operating expenses, forgivable loan issuances and income tax payments as compared to the same period in the prior year. DSO was 105 and 111 days as of June 30, 2024 and 2023, respectively. The decrease in DSO was primarily due to cash collections that outpaced the increase in revenues.
Net cash provided by investing activities of $10.5 million for the six months ended June 30, 2024 compared to net cash used in investing activities of $29.0 million for the six months ended June 30, 2023. The increase of $39.6 million in net cash provided by investing activities was primarily due to short-term investments of $25.2 million maturing during the six months ended June 30, 2024, as there were no proceeds from short-term investments during the six months ended June 30, 2023, and a $14.3 million decrease in capital expenditures primarily driven by lower spend on leasehold improvements and cloud computing costs as compared to the same period in the prior year, which was partially offset by an increase in purchases of software licenses.
Net cash provided by financing activities of $58.3 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $8.9 million for the six months ended June 30, 2023. The increase of $67.3 million in net cash provided by financing activities was primarily due to an increase in net borrowings of $35.0 million under our Credit Facility, a decrease of $21.0 million in payments for common stock repurchases under the Repurchase Program and an increase in proceeds on stock option exercises of $9.4 million as compared to the same period in the prior year.
The effect of exchange rate changes on cash and cash equivalents had an unfavorable impact of $6.1 million for the six months ended June 30, 2024 compared to a favorable impact of $15.0 million for the six months ended June 30, 2023.
For the six months ended June 30, 2024, cash paid for income taxes and tax credits, net of tax refunds included $23.5 million of payments for the purchase of tax credits.
Principal Sources of Capital Resources
As of June 30, 2024, our capital resources included $226.4 million of cash and cash equivalents and available borrowing capacity of $840.0 million under the $900.0 million revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
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
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of June 30, 2024, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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

Capital Expenditures
During the six months ended June 30, 2024, we spent $14.7 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2024, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $25 million and $30 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.
Future Contractual Obligations
Our future contractual obligations as of June 30, 2024 include long-term obligations of $60.0 million related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 8, “Debt” in Part I, Item 1. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any additional revolving line of credit borrowings or repayments subsequent to June 30, 2024 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have current obligations of $37.5 million and non-current obligations of $214.5 million.
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
•our ability to protect the confidentiality of internal and client data and proprietary and confidential information, including from cyberattacks, systems failures or other similar events or outside or internal bad actors, or the use or misuse of social media;
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
•general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity, geopolitical disruptions and other events outside of our control;
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
•U.S. and foreign tax law changes, including the enactment of tax legislation, proposed from time to time, into law, which could increase our effective tax rate and cash tax expenditures;
•physical risks related to climate change, including rising temperatures, severe storms, energy disruptions and rising sea levels, among others, which could adversely impact our ability to conduct business or maintain business continuity, including by affecting our access to our leased office space in affected geographies and the integrity of our information technology systems;

•our climate change and ESG-related initiatives and goals, including our policies and practices relating to the environment and climate change, sustainability, and diversity and inclusion, if they do not meet or keep pace with current or evolving governmental, investor or other stakeholder expectations and standards or rules and regulations; and
•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

	(in thousands, except per share data)
April 1 through April 30, 2024	—	(2)	$208.10	—	$460,653
May 1 through May 31, 2024	2	(3)	$219.88	—	$460,653
June 1 through June 30, 2024	13	(4)	$216.97	—	$460,653
	15			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program of up to $100.0 million (the “Repurchase Program”). On each of May 18, 2017, December 1, 2017, February 21, 2019 and February 20, 2020, our Board of Directors authorized an additional $100.0 million. On each of July 28, 2020 and December 3, 2020, our Board of Directors authorized an additional $200.0 million. On December 1, 2022, our Board of Directors authorized an additional $400.0 million, increasing the Repurchase Program to an aggregate authorization of $1.3 billion. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended June 30, 2024.
(2)Includes 68 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 1,543 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

(4)Includes 13,166 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 25, 2024

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)