Form 10-Q
period 2024-09-30
FTI CONSULTING, INC
filed 2024-10-24
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2024
Common Stock, $0.01 par value	35,944,329

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$386,344	$303,222
Accounts receivable, net	1,184,475	1,102,142
Current portion of notes receivable	44,836	30,997
Prepaid expenses and other current assets	100,318	119,092
Total current assets	1,715,973	1,555,453
Property and equipment, net	150,379	159,662
Operating lease assets	206,945	208,910
Goodwill	1,240,280	1,234,569
Intangible assets, net	17,523	18,285
Notes receivable, net	108,450	75,431
Other assets	77,630	73,568
Total assets	$3,517,180	$3,325,878
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$201,806	$223,758
Accrued compensation	556,606	601,074
Billings in excess of services provided	64,764	67,937
Total current liabilities	823,176	892,769
Noncurrent operating lease liabilities	216,992	223,774
Deferred income taxes	138,562	140,976
Other liabilities	86,251	86,939
Total liabilities	1,264,981	1,344,458
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 35,949 (2024) and 35,521 (2023)	360	355
Additional paid-in capital	41,555	16,760
Retained earnings	2,345,143	2,114,765
Accumulated other comprehensive loss	(134,859)	(150,460)
Total stockholders’ equity	2,252,199	1,981,420
Total liabilities and stockholders’ equity	$3,517,180	$3,325,878

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$926,019	$893,261	$2,803,728	$2,564,558
Operating expenses
Direct cost of revenues	628,079	598,804	1,891,862	1,740,407
Selling, general and administrative expenses	205,995	186,088	614,100	556,672
Amortization of intangible assets	1,053	1,340	3,149	4,939
	835,127	786,232	2,509,111	2,302,018
Operating income	90,892	107,029	294,617	262,540
Other income (expense)
Interest income and other	(909)	5,147	2,581	3,221
Interest expense	(1,197)	(4,474)	(6,235)	(10,435)
	(2,106)	673	(3,654)	(7,214)
Income before income tax provision	88,786	107,702	290,963	255,326
Income tax provision	22,320	24,385	60,585	62,067
Net income	$66,466	$83,317	$230,378	$193,259
Earnings per common share — basic	$1.88	$2.44	$6.55	$5.75
Earnings per common share — diluted	$1.85	$2.34	$6.43	$5.43
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$28,752	$(18,228)	$15,601	$(1,982)
Total other comprehensive income (loss), net of tax	28,752	(18,228)	15,601	(1,982)
Comprehensive income	$95,218	$65,089	$245,979	$191,277

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$79,965	$—	$79,965
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(11,433)	(11,433)
Issuance of common stock in connection with:
Exercise of options	106	1	3,897	—	—	3,898
Restricted share grants, less net settled shares of 57	70	1	(11,112)	—	—	(11,111)
Stock units issued under incentive compensation plan	—	—	2,805	—	—	2,805
Share-based compensation	—	—	8,812	—	—	8,812
Balance at March 31, 2024	35,697	$357	$21,162	$2,194,730	$(161,893)	$2,054,356
Net income	—	$—	$—	$83,947	$—	$83,947
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(1,718)	(1,718)
Issuance of common stock in connection with:
Exercise of options	180	2	6,714	—	—	6,716
Restricted share grants, less net settled shares of 15	25	—	(3,210)	—	—	(3,210)
Share-based compensation	—	—	9,289	—	—	9,289
Balance at June 30, 2024	35,902	$359	$33,955	$2,278,677	$(163,611)	$2,149,380
Net income	—	$—	$—	$66,466	$—	$66,466
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	28,752	28,752
Issuance of common stock in connection with:
Restricted share grants, less net settled shares of 10	47	1	(2,274)	—	—	(2,273)
Share-based compensation	—	—	9,874	—	—	9,874
Balance at September 30, 2024	35,949	$360	$41,555	$2,345,143	$(134,859)	$2,252,199

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$47,547	$—	$47,547
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	9,850	9,850
Issuance of common stock in connection with:
Exercise of options	14	—	449	—	—	449
Restricted share grants, less net settled shares of 55	55	1	(9,514)	—	—	(9,513)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(6)	—	—	(6)
Share-based compensation	—	—	6,365	—	—	6,365
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at March 31, 2023	33,983	$340	$—	$1,887,420	$(166,872)	$1,720,888
Net income	—	$—	$—	$62,395	$—	$62,395
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	6,396	6,396
Issuance of common stock in connection with:
Exercise of options	21	—	718	—	—	718
Restricted share grants, less net settled shares of 13	30	—	(2,408)	—	—	(2,408)
Conversion of convertible senior notes due 2023	—	—	(375)	—	—	(375)
Share-based compensation	—	—	7,538	—	—	7,538
Balance at June 30, 2023	34,034	$340	$5,473	$1,949,815	$(160,476)	$1,795,152
Net income	—	$—	$—	$83,317	$—	$83,317
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(18,228)	(18,228)
Issuance of common stock in connection with:
Exercise of options	1	—	42	—	—	42
Restricted share grants, less net settled shares of 17	14	—	(3,291)	—	—	(3,291)
Settlement of conversion premium of convertible senior notes due 2023	1,461	15	(21)	—	—	(6)
Share-based compensation	—	—	7,509	—	—	7,509
Balance at September 30, 2023	35,510	$355	$9,712	$2,033,132	$(178,704)	$1,864,495

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$230,378	$193,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,176	29,926
Amortization of intangible assets	3,149	4,939
Provision for expected credit losses	28,376	21,347
Share-based compensation	27,975	21,412
Deferred income taxes	(3,768)	(4,602)
Acquisition-related contingent consideration	(1,025)	4,263
Amortization of debt issuance costs and other	710	1,722
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(100,004)	(333,713)
Notes receivable	(45,589)	(22,600)
Prepaid expenses and other assets	(8,604)	(3,252)
Accounts payable, accrued expenses and other	(2,590)	(8,895)
Income taxes	(20,202)	(347)
Accrued compensation	(57,691)	(65,394)
Billings in excess of services provided	(3,509)	3,410
Net cash provided by (used in) operating activities	79,782	(158,525)
Investing activities
Purchases of property and equipment and other	(21,729)	(43,224)
Maturity of short-term investment	25,246	—
Purchase of short-term investment	—	(24,356)
Net cash provided by (used in) investing activities	3,517	(67,580)
Financing activities
Borrowings under revolving line of credit	600,000	725,000
Repayments under revolving line of credit	(600,000)	(440,000)
Repayment of convertible notes	—	(315,763)
Purchase and retirement of common stock	—	(20,982)
Share-based compensation tax withholdings	(16,593)	(15,211)
Proceeds on stock option exercises	10,614	1,208
Deposits and other	1,106	(1,332)
Net cash used in financing activities	(4,873)	(67,080)
Effect of exchange rate changes on cash and cash equivalents	4,696	2,645
Net increase (decrease) in cash and cash equivalents	83,122	(290,540)
Cash and cash equivalents, beginning of period	303,222	491,688
Cash and cash equivalents, end of period	$386,344	$201,148
Supplemental cash flow disclosures
Cash paid for interest	$5,445	$10,160
Cash paid for income taxes and tax credits, net of refunds	$84,554	$67,015
Non-cash financing activities:
Issuance of stock units under incentive compensation plans	$2,805	$2,274
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

3. Earnings per Common Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable upon exercise or vesting of outstanding awards under our equity compensation plans, including stock options and share-based awards (restricted share awards, restricted stock units and performance stock units), each using the treasury stock method.
For the three and nine months ended September 30, 2023, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) on earnings per common share. The conversion feature had a dilutive impact on earnings per common share for the three and nine months ended September 30, 2023, as the average market price per share of our common stock for the period exceeded the conversion price of $101.38 per share. During the three and nine months ended September 30, 2024, there were no 2023 Convertible Notes outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator — basic and diluted
Net income	$66,466	$83,317	$230,378	$193,259
Denominator
Weighted average number of common shares outstanding — basic	35,315	34,128	35,172	33,599
Effect of dilutive share-based awards	521	515	527	547
Effect of dilutive stock options	56	285	143	296
Effect of dilutive convertible notes	—	728	—	1,157
Weighted average number of common shares outstanding — diluted	35,892	35,656	35,842	35,599
Earnings per common share — basic	$1.88	$2.44	$6.55	$5.75
Earnings per common share — diluted	$1.85	$2.34	$6.43	$5.43
Antidilutive stock options and share-based awards	19	2	27	5
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $8.8 million and $16.2 million for the three and nine months ended September 30, 2024, respectively, and $10.4 million and $6.6 million for the three and nine months ended September 30, 2023, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee, performance-based and contingent arrangements. As of September 30, 2024 and December 31, 2023, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $24.8 million and $34.6 million, respectively. We expect to recognize the majority of the related revenues over the next 36 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2024 and December 31, 2023.

Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of September 30, 2024 and December 31, 2023.
5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Accounts receivable:
Billed receivables	$824,634	$745,371
Unbilled receivables	435,247	421,488
Allowance for expected credit losses	(75,406)	(64,717)
Accounts receivable, net	$1,184,475	$1,102,142
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for expected credit losses	$8,454	$10,159	$28,376	$21,347
Write-offs	$11,065	$1,974	$30,946	$11,527
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance & Restructuring (1)	Forensic and Litigation Consulting (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2023	$540,991	$213,415	$268,482	$96,802	$114,879	$1,234,569
Foreign currency translation adjustment	1,371	1,140	271	70	2,859	5,711
Balance at September 30, 2024	$542,362	$214,555	$268,753	$96,872	$117,738	$1,240,280

(1)    There were no accumulated impairment losses for the Corporate Finance & Restructuring (“Corporate Finance”), Forensic and Litigation Consulting (“FLC”), Economic Consulting or Technology segments as of September 30, 2024 and December 31, 2023.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $311.9 million and $309.0 million as of September 30, 2024 and December 31, 2023, respectively, and accumulated impairment losses of $194.1 million as of September 30, 2024 and December 31, 2023.

Intangible Assets
Intangible assets were as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$29,566	$18,649	$10,917	$27,000	$16,640	$10,360
Trademarks	9,823	8,450	1,373	9,712	7,129	2,583
Acquired software and other	901	769	132	888	646	242
	40,290	27,868	12,423	37,600	24,415	13,185
Non-amortizing intangible assets
Trademarks	5,100	—	5,100	5,100	—	5,100
Total	$45,390	$27,868	$17,523	$42,700	$24,415	$18,285
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1.1 million and $3.1 million during the three and nine months ended September 30, 2024, respectively, and $1.3 million and $4.9 million for the three and nine months ended September 30, 2023, respectively.
7. Financial Instruments
The fair values of all financial instruments are estimated to be equal to their carrying values as of September 30, 2024 and December 31, 2023. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo pricing model. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. The fair value of acquisition-related contingent consideration was $5.4 million and $12.8 million as of September 30, 2024 and December 31, 2023, respectively. There were no other assets or liabilities subject to Level 3 fair value measurements as of September 30, 2024 and December 31, 2023.
8. Debt
There was no debt outstanding as of September 30, 2024 and December 31, 2023.
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
Borrowings under the Credit Facility bear interest at a rate equal to, in the case of: (i) U.S. dollars (“USD”), at our option, Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR, (ii) euros, Euro Interbank Offered Rate, (iii) British pounds, Sterling Overnight Index Average Reference Rate, (iv) Australian dollars, Bank Bill Swap Reference Bid Rate, (v) Canadian dollars, Canadian Dollar Offered Rate, (vi) Swiss francs, Swiss Average Rate Overnight, and (vii) Japanese yen, Tokyo Interbank Offered Rate, in each case, plus an applicable margin that will fluctuate between 1.25% per annum and 2.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time or, in the case of USD borrowings, an alternative base rate plus an applicable margin that will fluctuate between 0.25% per annum and 1.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio at such time. The alternative base rate is a fluctuating rate per annum equal to the highest of (1) the federal funds rate plus the sum of 50 basis points, (2) the rate of interest in effect for such day as the prime rate announced by Bank of America, and (3) the one-month Term SOFR plus 100 basis points.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.

There were $2.8 million and $3.4 million of unamortized debt issuance costs related to the Credit Facility as of September 30, 2024 and December 31, 2023, respectively. These amounts are included in “Other assets” on our Condensed Consolidated Balance Sheets.
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$206,945	$208,910
Total lease assets		$206,945	$208,910
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$36,174	$33,864
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	216,992	223,774
Total lease liabilities		$253,166	$257,638
The table below summarizes total lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2024	2023	2024	2023
Operating lease costs	$12,785	$12,923	$37,692	$38,871
Short-term lease costs	889	756	2,282	2,156
Variable lease costs and other	4,177	3,148	10,960	8,925
Total lease cost, net	$17,851	$16,827	$50,934	$49,952
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of September 30, 2024
2024 (remaining)	$13,058
2025	54,413
2026	47,533
2027	45,290
2028	35,930
Thereafter	120,552
Total future lease payments	316,776
Less: imputed interest	(63,610)
Total	$253,166

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$42,052	$41,793

Operating lease assets obtained in exchange for lease liabilities	$22,865	$26,488

Weighted average remaining lease term (years)
Operating leases	7.5	8.0

Weighted average discount rate
Operating leases	5.9%	5.8%
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
11. Share-Based Compensation
During the nine months ended September 30, 2024, we granted equity awards of 124,514 restricted shares, 76,510 restricted stock units and 82,652 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2024, 15,369 shares of restricted stock and 2,459 restricted stock units were forfeited prior to the completion of the applicable vesting requirements. Additionally, 988 performance stock units were forfeited during the nine months ended September 30, 2024, arising from award targets that were not achieved.
Total share-based compensation expense, net of forfeitures, is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2024	2023	2024	2023
Direct cost of revenues	$5,681	$4,407	$16,480	$13,667
Selling, general and administrative expenses	5,061	3,581	14,967	12,488
Total share-based compensation expense	$10,742	$7,988	$31,447	$26,155
12. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.3 billion on December 1, 2022. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2024, we had $460.7 million available under the Repurchase Program to repurchase additional shares of our common stock.

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
Common Stock Outstanding
Common stock outstanding was approximately 35.9 million shares and 35.5 million shares as of September 30, 2024 and December 31, 2023, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
The table below presents revenues and Adjusted Segment EBITDA for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Corporate Finance	$341,512	$347,560	$1,055,493	$981,124
FLC	168,778	166,137	514,348	488,636
Economic Consulting	222,033	193,866	657,454	565,283
Technology	110,404	98,860	326,992	286,922
Strategic Communications	83,292	86,838	249,441	242,593
Total revenues	$926,019	$893,261	$2,803,728	$2,564,558
Adjusted Segment EBITDA
Corporate Finance	$57,919	$68,094	$199,611	$165,450
FLC	19,991	21,480	68,694	68,861
Economic Consulting	35,244	27,756	93,690	77,472
Technology	16,465	14,873	51,976	50,326
Strategic Communications	12,124	13,454	36,161	35,273
Total Adjusted Segment EBITDA	$141,743	$145,657	$450,132	$397,382
The table below reconciles net income to Total Adjusted Segment EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$66,466	$83,317	$230,378	$193,259
Add back:
Income tax provision	22,320	24,385	60,585	62,067
Interest income and other	909	(5,147)	(2,581)	(3,221)
Interest expense	1,197	4,474	6,235	10,435
Unallocated corporate expenses	39,321	27,589	121,736	101,349
Segment depreciation expense	10,477	9,699	30,630	28,554
Amortization of intangible assets	1,053	1,340	3,149	4,939
Total Adjusted Segment EBITDA	$141,743	$145,657	$450,132	$397,382

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and nine months ended September 30, 2024 and 2023, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$926,019	$893,261	$2,803,728	$2,564,558
Net income	$66,466	$83,317	$230,378	$193,259
Adjusted EBITDA	$102,948	$118,748	$329,942	$297,405
Earnings per common share — diluted	$1.85	$2.34	$6.43	$5.43
Adjusted earnings per common share — diluted	$1.85	$2.34	$6.43	$5.43
Net cash provided by (used in) operating activities	$219,374	$106,675	$79,782	$(158,525)
Total number of employees	8,382	8,089	8,382	8,089
Third Quarter 2024 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2024 increased $32.8 million, or 3.7%, to $926.0 million, compared to the three months ended September 30, 2023. The increase in revenues was primarily due to higher demand and realized bill rates in our Economic Consulting segment and higher demand in our Technology segment, which was partially offset by lower demand and realized bill rates in our Corporate Finance segment.
Net income
Net income for the three months ended September 30, 2024 decreased $16.9 million, or 20.2%, to $66.5 million, compared to the three months ended September 30, 2023. The decrease in net income was primarily due to an increase in direct compensation and selling, general and administrative (“SG&A”) expenses and an FX remeasurement loss compared to a gain in the same quarter in the prior year, which was partially offset by higher revenues.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2024 decreased $15.8 million, or 13.3%, to $102.9 million, compared to the three months ended September 30, 2023. Adjusted EBITDA Margin of 11.1% for the three months ended September 30, 2024 compared to 13.3% for the three months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily due to an increase in direct compensation and SG&A expenses, which was partially offset by higher revenues.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2024 decreased $0.49 to $1.85 compared to $2.34 for the three months ended September 30, 2023. The decrease in EPS was primarily due to lower net income as described above.
Adjusted EPS was equal to EPS for the three months ended September 30, 2024 and 2023.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended September 30, 2024 increased $112.7 million, or 105.6%, to $219.4 million, compared to the three months ended September 30, 2023. The increase in net cash provided by operating activities was primarily due to an increase in cash collections. Days sales outstanding (“DSO”) of 108 days at September 30, 2024 compared to 114 days at September 30, 2023. The decrease in DSO was primarily due to cash collections that outpaced the increase in revenues.
Free Cash Flow for the three months ended September 30, 2024 increased $119.9 million, or 129.6%, to $212.3 million, compared to the three months ended September 30, 2023. The increase was primarily due to higher net cash provided by operating activities, as described above, and a decrease in net cash used for purchases of property and equipment.

Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the nine months ended September 30, 2024.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2023	2,215	1,447	1,089	628	971	6,350	1,640	7,990
Additions (reductions), net	(30)	16	2	18	10	16	49	65
March 31, 2024	2,185	1,463	1,091	646	981	6,366	1,689	8,055
Additions (reductions), net	(18)	(6)	(15)	16	(9)	(32)	14	(18)
June 30, 2024	2,167	1,457	1,076	662	972	6,334	1,703	8,037
Additions, net	128	72	44	56	25	325	20	345
September 30, 2024	2,295	1,529	1,120	718	997	6,659	1,723	8,382
Percentage change in headcount from December 31, 2023	3.6%	5.7%	2.8%	14.3%	2.7%	4.9%	5.1%	4.9%
CONSOLIDATED RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$341,512	$347,560	$1,055,493	$981,124
FLC	168,778	166,137	514,348	488,636
Economic Consulting	222,033	193,866	657,454	565,283
Technology	110,404	98,860	326,992	286,922
Strategic Communications	83,292	86,838	249,441	242,593
Total revenues	$926,019	$893,261	$2,803,728	$2,564,558
Segment operating income
Corporate Finance	$54,503	$64,633	$189,615	$154,724
FLC	18,118	19,708	63,185	63,881
Economic Consulting	33,880	26,293	89,697	73,017
Technology	12,524	11,481	40,600	39,803
Strategic Communications	11,188	12,503	33,256	32,464
Total segment operating income	130,213	134,618	416,353	363,889
Unallocated corporate expenses	(39,321)	(27,589)	(121,736)	(101,349)
Operating income	90,892	107,029	294,617	262,540
Other income (expense)
Interest income and other	(909)	5,147	2,581	3,221
Interest expense	(1,197)	(4,474)	(6,235)	(10,435)
	(2,106)	673	(3,654)	(7,214)
Income before income tax provision	88,786	107,702	290,963	255,326
Income tax provision	22,320	24,385	60,585	62,067
Net income	$66,466	$83,317	$230,378	$193,259
Earnings per common share — basic	$1.88	$2.44	$6.55	$5.75
Earnings per common share — diluted	$1.85	$2.34	$6.43	$5.43

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net income	$66,466	$83,317	$230,378	$193,259
Add back:
Income tax provision	22,320	24,385	60,585	62,067
Interest income and other	909	(5,147)	(2,581)	(3,221)
Interest expense	1,197	4,474	6,235	10,435
Depreciation and amortization	11,003	10,379	32,176	29,926
Amortization of intangible assets	1,053	1,340	3,149	4,939
Adjusted EBITDA	$102,948	$118,748	$329,942	$297,405
Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:
Net Income and EPS were equal to Adjusted Net Income and Adjusted EPS, respectively, for the three and nine months ended September 30, 2024 and 2023.
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$219,374	$106,675	$79,782	$(158,525)
Purchases of property and equipment	(7,047)	(14,199)	(21,748)	(43,284)
Free Cash Flow	$212,327	$92,476	$58,034	$(201,809)
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the three months ended September 30, 2024 increased $11.7 million, or 42.5%, to $39.3 million compared to $27.6 million for the three months ended September 30, 2023. The increase was primarily due to higher compensation expenses, investments related to artificial intelligence (“AI”) capabilities and an increase in legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $6.1 million to a $0.9 million loss for the three months ended September 30, 2024 compared to a $5.1 million gain for the three months ended September 30, 2023. The decrease was primarily due to a $2.5 million FX loss for the three months ended September 30, 2024 compared to a $2.8 million FX gain for the three months ended September 30, 2023.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.

Interest expense
Interest expense for the three months ended September 30, 2024 decreased $3.3 million, or 73.2%, to $1.2 million compared to $4.5 million for the three months ended September 30, 2023. The decrease was primarily due to lower borrowings, which was partially offset by higher interest rates on our borrowings. Our borrowings in the prior year quarter included amounts owed on our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”), which matured in August 2023, as well as our borrowings on our senior secured bank revolving credit facility (“Credit Facility”).
Income tax provision
Our income tax provision decreased $2.1 million, or 8.5%, to $22.3 million for the three months ended September 30, 2024 compared to $24.4 million for the three months ended September 30, 2023. Our effective tax rate of 25.1% for the three months ended September 30, 2024 compared to 22.6% for the three months ended September 30, 2023. The decrease in the income tax provision was primarily due to a decrease in income before income tax provision, which was partially offset by a higher tax rate related to an unfavorable tax return adjustment as compared to the prior year income tax provision.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses for the nine months ended September 30, 2024 increased $20.4 million, or 20.1%, to $121.7 million compared with $101.3 million for the nine months ended September 30, 2023. The increase was primarily due to higher compensation expenses, investments related to AI capabilities and an increase in legal expenses, which was partially offset by lower expenses for corporate initiatives.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $0.6 million, or 19.9%, to $2.6 million for the nine months ended September 30, 2024 compared with $3.2 million for the nine months ended September 30, 2023.
Interest expense
Interest expense for the nine months ended September 30, 2024 decreased $4.2 million, or 40.2%, to $6.2 million compared with $10.4 million for the nine months ended September 30, 2023. The decrease was primarily due to lower borrowings, which was partially offset by higher interest rates on our borrowings. Our borrowings in the same period in the prior year included amounts owed on our 2023 Convertible Notes, which matured in August 2023, as well as borrowings on our Credit Facility.
Income tax provision
Our income tax provision decreased $1.5 million, or 2.4%, to $60.6 million for the nine months ended September 30, 2024 compared to $62.1 million for the nine months ended September 30, 2023. Our effective tax rate of 20.8% for the nine months ended September 30, 2024 compared to 24.3% for the nine months ended September 30, 2023. The decrease in the income tax provision was primarily due to a favorable tax benefit related to share-based compensation, as a larger number of non-qualified stock options were exercised during the nine months ended September 30, 2024 compared to the same period in the prior year, and a decrease in foreign taxes as compared to the nine months ended September 30, 2023.

SEGMENT RESULTS
Total Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on Adjusted Segment EBITDA, which is a GAAP financial measure. The following table reconciles net income to Total Adjusted Segment EBITDA, a non-GAAP financial measure, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net income	$66,466	$83,317	$230,378	$193,259
Add back:
Income tax provision	22,320	24,385	60,585	62,067
Interest income and other	909	(5,147)	(2,581)	(3,221)
Interest expense	1,197	4,474	6,235	10,435
Unallocated corporate expenses	39,321	27,589	121,736	101,349
Total segment operating income	130,213	134,618	416,353	363,889
Add back:
Segment depreciation expense	10,477	9,699	30,630	28,554
Amortization of intangible assets	1,053	1,340	3,149	4,939
Total Adjusted Segment EBITDA	$141,743	$145,657	$450,132	$397,382

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of revenue-generating professionals (at period end):
Corporate Finance	2,295	2,251	2,295	2,251
FLC	1,529	1,503	1,529	1,503
Economic Consulting	1,120	1,085	1,120	1,085
Technology (1)	718	629	718	629
Strategic Communications	997	1,010	997	1,010
Total revenue-generating professionals	6,659	6,478	6,659	6,478
Utilization rates of billable professionals: (2)
Corporate Finance	57%	60%	60%	59%
FLC	55%	57%	57%	58%
Economic Consulting	65%	65%	68%	67%
Average billable rate per hour: (3)
Corporate Finance	$503	$514	$505	$492
FLC	$388	$388	$395	$384
Economic Consulting	$598	$559	$577	$533

(1)The number of revenue-generating professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 855 as-needed employees during the three months ended September 30, 2024 compared with 792 as-needed employees during the three months ended September 30, 2023.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$341,512	$347,560	$1,055,493	$981,124
Percentage change in revenues from prior year	-1.7%	23.2%	7.6%	16.6%
Operating expenses
Direct cost of revenues	231,958	231,500	701,717	667,498
Selling, general and administrative expenses	54,266	50,380	161,829	154,833
Amortization of intangible assets	785	1,047	2,332	4,069
	287,009	282,927	865,878	826,400
Segment operating income	54,503	64,633	189,615	154,724
Percentage change in segment operating income from prior year	-15.7%	29.6%	22.6%	0.2%
Add back:
Depreciation and amortization of intangible assets	3,416	3,461	9,996	10,726
Adjusted Segment EBITDA	$57,919	$68,094	$199,611	$165,450
Gross profit (1)	$109,554	$116,060	$353,776	$313,626
Percentage change in gross profit from prior year	-5.6%	24.5%	12.8%	10.4%
Gross profit margin (2)	32.1%	33.4%	33.5%	32.0%
Adjusted Segment EBITDA as a percentage of revenues	17.0%	19.6%	18.9%	16.9%
Number of revenue-generating professionals (at period end)	2,295	2,251	2,295	2,251
Percentage change in number of revenue-generating professionals from prior year	2.0%	9.8%	2.0%	9.8%
Utilization rate of billable professionals	57%	60%	60%	59%
Average billable rate per hour	$503	$514	$505	$492

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues decreased $6.0 million, or 1.7%, to $341.5 million for the three months ended September 30, 2024, primarily due to lower demand for our business transformation & strategy services, which was partially offset by higher demand for our transactions services.
Gross profit decreased $6.5 million, or 5.6%, to $109.6 million for the three months ended September 30, 2024. Gross profit margin decreased 1.3 percentage points for the three months ended September 30, 2024. The decrease in gross profit margin was primarily due to a 3 percentage point decline in utilization and lower realized bill rates.
SG&A expenses increased $3.9 million, or 7.7%, to $54.3 million for the three months ended September 30, 2024. SG&A expenses of 15.9% of revenues for the three months ended September 30, 2024 compared with 14.5% of revenues for the three months ended September 30, 2023. The increase in SG&A expenses was primarily due to higher bad debt, infrastructure support, and other general and administrative expenses.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues increased $74.4 million, or 7.6%, to $1,055.5 million for the nine months ended September 30, 2024, primarily due to higher demand and realized bill rates for our transactions services, higher realized bill rates for our restructuring services and higher demand for our business transformation & strategy services.
Gross profit increased $40.2 million, or 12.8%, to $353.8 million for the nine months ended September 30, 2024. Gross profit margin increased 1.6 percentage points for the nine months ended September 30, 2024. The increase in gross profit margin was primarily due to higher realized bill rates.

SG&A expenses increased $7.0 million, or 4.5%, to $161.8 million for the nine months ended September 30, 2024. SG&A expenses of 15.3% of revenues for the nine months ended September 30, 2024 compared with 15.8% of revenues for the nine months ended September 30, 2023. The increase in SG&A expenses was primarily due to higher bad debt, compensation, infrastructure support and business development expenses, which was partially offset by the reversal of expenses for business acquisition liabilities.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$168,778	$166,137	$514,348	$488,636
Percentage change in revenues from prior year	1.6%	15.9%	5.3%	13.1%
Operating expenses
Direct cost of revenues	113,500	110,920	345,818	326,992
Selling, general and administrative expenses	36,931	35,285	104,736	97,132
Amortization of intangible assets	229	224	609	631
	150,660	146,429	451,163	424,755
Segment operating income	18,118	19,708	63,185	63,881
Percentage change in segment operating income from prior year	-8.1%	34.5%	-1.1%	53.4%
Add back:
Depreciation and amortization of intangible assets	1,873	1,772	5,509	4,980
Adjusted Segment EBITDA	$19,991	$21,480	$68,694	$68,861
Gross profit (1)	$55,278	$55,217	$168,530	$161,644
Percentage change in gross profit from prior year	0.1%	22.7%	4.3%	27.1%
Gross profit margin (2)	32.8%	33.2%	32.8%	33.1%
Adjusted Segment EBITDA as a percentage of revenues	11.8%	12.9%	13.4%	14.1%
Number of revenue-generating professionals (at period end)	1,529	1,503	1,529	1,503
Percentage change in number of revenue-generating professionals from prior year	1.7%	2.7%	1.7%	2.7%
Utilization rate of billable professionals	55%	57%	57%	58%
Average billable rate per hour	$388	$388	$395	$384

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
    Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues increased $2.6 million, or 1.6%, to $168.8 million for the three months ended September 30, 2024. Acquisition-related revenues contributed $1.9 million, or 1.1% of the increase. Excluding the acquisition-related revenues, the $0.8 million, or 0.5%, increase in revenues was primarily due to higher construction solutions and disputes revenues, which was partially offset by lower data & analytics and investigations revenues.
Gross profit increased $0.1 million, or 0.1%, to $55.3 million for the three months ended September 30, 2024. Gross profit margin decreased 0.5 percentage points for the three months ended September 30, 2024. The decrease in gross profit margin was primarily due to higher compensation expenses as a percentage of revenues, which was largely offset by internal cost recovery related to an initiative to develop AI capabilities for the Company. The related costs are included in our unallocated corporate expenses.
SG&A expenses increased $1.6 million, or 4.7%, to $36.9 million for the three months ended September 30, 2024. SG&A expenses of 21.9% of revenues for the three months ended September 30, 2024 compared with 21.2% of revenues for the three months ended September 30, 2023. The increase in SG&A expenses was primarily due to higher compensation, legal and marketing expenses, which was partially offset by lower infrastructure support expenses.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues increased $25.7 million, or 5.3%, to $514.3 million for the nine months ended September 30, 2024, primarily due to higher disputes, constructions solutions, health solutions and investigations revenues, which was partially offset by lower data & analytics revenues.
Gross profit increased $6.9 million, or 4.3%, to $168.5 million for the nine months ended September 30, 2024. Gross profit margin decreased 0.3 percentage points for the nine months ended September 30, 2024. The decrease in gross profit margin was primarily due to higher compensation expenses as a percentage of revenues, which was largely offset by internal cost recovery related to an initiative to develop AI capabilities for the Company. The related costs are included in our unallocated corporate expenses.
SG&A expenses increased $7.6 million, or 7.8%, to $104.7 million for the nine months ended September 30, 2024. SG&A expenses of 20.4% of revenues for the nine months ended September 30, 2024 compared with 19.9% of revenues for the nine months ended September 30, 2023. The increase in SG&A expenses was primarily driven by higher bad debt, travel and entertainment, compensation, and other general and administrative expenses.
ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$222,033	$193,866	$657,454	$565,283
Percentage change in revenues from prior year	14.5%	0.4%	16.3%	8.0%
Operating expenses
Direct cost of revenues	158,193	138,423	476,672	412,547
Selling, general and administrative expenses	29,960	29,150	91,085	79,719
	188,153	167,573	567,757	492,266
Segment operating income	33,880	26,293	89,697	73,017
Percentage change in segment operating income from prior year	28.9%	-17.0%	22.8%	1.3%
Add back:
Depreciation and amortization	1,364	1,463	3,993	4,455
Adjusted Segment EBITDA	$35,244	$27,756	$93,690	$77,472
Gross profit (1)	$63,840	$55,443	$180,782	$152,736
Percentage change in gross profit from prior year	15.1%	5.8%	18.4%	12.4%
Gross profit margin (2)	28.8%	28.6%	27.5%	27.0%
Adjusted Segment EBITDA as a percentage of revenues	15.9%	14.3%	14.3%	13.7%
Number of revenue-generating professionals (at period end)	1,120	1,085	1,120	1,085
Percentage change in number of revenue-generating professionals from prior year	3.2%	8.7%	3.2%	8.7%
Utilization rate of billable professionals	65%	65%	68%	67%
Average billable rate per hour	$598	$559	$577	$533

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues increased $28.2 million, or 14.5%, to $222.0 million for the three months ended September 30, 2024, primarily due to higher demand for our M&A-related antitrust services, which was partially offset by lower demand for our non-M&A-related antitrust services.
Gross profit increased $8.4 million, or 15.1%, to $63.8 million for the three months ended September 30, 2024. Gross profit margin increased 0.2 percentage points for the three months ended September 30, 2024.

SG&A expenses increased $0.8 million, or 2.8%, to $30.0 million for the three months ended September 30, 2024. SG&A expenses of 13.5% of revenues for the three months ended September 30, 2024 compared with 15.0% of revenues for the three months ended September 30, 2023. The increase in SG&A expenses was primarily driven by higher compensation, travel and entertainment, infrastructure support and other general and administrative expenses, which was partially offset by lower bad debt expenses.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues increased $92.2 million, or 16.3%, to $657.5 million for the nine months ended September 30, 2024, primarily due to higher demand and realized bill rates for our M&A-related antitrust, financial economics and non-M&A-related antitrust services.
Gross profit increased $28.0 million, or 18.4%, to $180.8 million for the nine months ended September 30, 2024. Gross profit margin increased 0.5 percentage points for the nine months ended September 30, 2024. The increase in gross profit margin was primarily due to higher realized bill rates and a 1 percentage point increase in utilization.
SG&A expenses increased $11.4 million, or 14.3%, to $91.1 million for the nine months ended September 30, 2024. SG&A expenses of 13.9% of revenues for the nine months ended September 30, 2024 compared with 14.1% of revenues for the nine months ended September 30, 2023. The increase in SG&A expenses was primarily driven by higher bad debt, compensation and infrastructure support expenses.
TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Revenues	$110,404	$98,860	$326,992	$286,922
Percentage change in revenues from prior year	11.7%	16.4%	14.0%	18.0%
Operating expenses
Direct cost of revenues	71,577	61,538	208,096	176,066
Selling, general and administrative expenses	26,303	25,841	78,296	71,053
	97,880	87,379	286,392	247,119
Segment operating income	12,524	11,481	40,600	39,803
Percentage change in segment operating income from prior year	9.1%	16.8%	2.0%	59.2%
Add back:
Depreciation and amortization	3,941	3,392	11,376	10,523
Adjusted Segment EBITDA	$16,465	$14,873	$51,976	$50,326
Gross profit (1)	$38,827	$37,322	$118,896	$110,856
Percentage change in gross profit from prior year	4.0%	20.8%	7.3%	30.9%
Gross profit margin (2)	35.2%	37.8%	36.4%	38.6%
Adjusted Segment EBITDA as a percentage of revenues	14.9%	15.0%	15.9%	17.5%
Number of revenue-generating professionals (at period end) (3)	718	629	718	629
Percentage change in number of revenue-generating professionals from prior year	14.1%	14.8%	14.1%	14.8%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and revenue-generating consultants and excludes professionals employed on an as-needed basis

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues increased $11.5 million, or 11.7%, to $110.4 million for the three months ended September 30, 2024, primarily due to higher demand for our M&A-related “second request,” litigation and information governance, privacy & security services, which was partially offset by lower demand for our investigations services.
Gross profit increased $1.5 million, or 4.0%, to $38.8 million for the three months ended September 30, 2024. Gross profit margin decreased 2.6 percentage points for the three months ended September 30, 2024. The decrease in gross profit margin was primarily due to lower profitability and a decreased mix of our higher margin hosting services and lower profitability of our managed review services, which was partially offset by higher profitability of our processing services.
SG&A expenses increased $0.5 million, or 1.8%, to $26.3 million for the three months ended September 30, 2024. SG&A expenses of 23.8% of revenues for the three months ended September 30, 2024 compared with 26.1% of revenues for the three months ended September 30, 2023. The increase in SG&A expenses was primarily due to higher compensation, travel and entertainment, infrastructure support, and other general and administrative expenses, which was partially offset by lower bad debt expenses.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues increased $40.1 million, or 14.0%, to $327.0 million for the nine months ended September 30, 2024, primarily due to higher demand for M&A-related “second request,” information governance, privacy & security and litigation services, which was partially offset by lower demand for our investigations services.
Gross profit increased $8.0 million, or 7.3%, to $118.9 million for the nine months ended September 30, 2024. Gross profit margin decreased by 2.3 percentage points for the nine months ended September 30, 2024. The decrease in gross profit margin was primarily due to a decreased mix and lower profitability of our higher margin hosting services and lower profitability of our consulting services, which was partially offset by higher profitability and an increased mix of our processing services.
SG&A expenses increased $7.2 million, or 10.2%, to $78.3 million for the nine months ended September 30, 2024. SG&A expenses of 23.9% of revenues for the nine months ended September 30, 2024 compared with 24.8% of revenues for the nine months ended September 30, 2023. The increase in SG&A expenses was primarily due to higher compensation, travel and entertainment and infrastructure support expenses, which was partially offset by lower bad debt expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Revenues	$83,292	$86,838	$249,441	$242,593
Percentage change in revenues from prior year	-4.1%	19.9%	2.8%	13.2%
Operating expenses
Direct cost of revenues	52,851	56,422	159,559	157,304
Selling, general and administrative expenses	19,214	17,844	56,418	52,586
Amortization of intangible assets	39	69	208	239
	72,104	74,335	216,185	210,129
Segment operating income	11,188	12,503	33,256	32,464
Percentage change in segment operating income from prior year	-10.5%	2.9%	2.4%	-13.7%
Add back:
Depreciation and amortization of intangible assets	936	951	2,905	2,809
Adjusted Segment EBITDA	$12,124	$13,454	$36,161	$35,273
Gross profit (1)	$30,441	$30,416	$89,882	$85,289
Percentage change in gross profit from prior year	0.1%	9.5%	5.4%	3.0%
Gross profit margin (2)	36.5%	35.0%	36.0%	35.2%
Adjusted Segment EBITDA as a percentage of revenues	14.6%	15.5%	14.5%	14.5%
Number of revenue-generating professionals (at period end)	997	1,010	997	1,010
Percentage change in number of revenue-generating professionals from prior year	-1.3%	6.2%	-1.3%	6.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues decreased $3.5 million, or 4.1%, to $83.3 million for the three months ended September 30, 2024, which included a 1.0% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $4.4 million, or 5.1%. Pass-through revenues contributed $3.1 million, or 3.6% of the decrease, compared to the same quarter in the prior year. Excluding the pass-through and FX revenues impact, revenues decreased $1.3 million, or 1.5%, primarily due to lower corporate reputation revenues, which was partially offset by higher public affairs revenues.
Gross profit was flat at $30.4 million for the three months ended September 30, 2024. Gross profit margin increased 1.5 percentage points for the three months ended September 30, 2024. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues, excluding revenues related to pass-through expenses.
SG&A expenses increased $1.4 million, or 7.7%, to $19.2 million for the three months ended September 30, 2024, which included a 1.0% estimated negative impact from FX. SG&A expenses of 23.1% of revenues for the three months ended September 30, 2024 compared with 20.5% of revenues for the three months ended September 30, 2023. The increase in SG&A expenses was primarily due to higher bad debt, rent, and outside services expenses.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues increased $6.8 million, or 2.8%, to $249.4 million for the nine months ended September 30, 2024, primarily due to higher public affairs revenues, which was partially offset by lower corporate reputation revenues.
Gross profit increased $4.6 million, or 5.4%, to $89.9 million for the nine months ended September 30, 2024. Gross profit margin increased 0.9 percentage points for the nine months ended September 30, 2024. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues.

SG&A expenses increased $3.8 million, or 7.3%, to $56.4 million for the nine months ended September 30, 2024. SG&A expenses of 22.6% of revenues for the nine months ended September 30, 2024 compared with 21.7% of revenues for the nine months ended September 30, 2023. The increase in SG&A expenses was primarily due to higher rent, compensation, bad debt, and other general and administrative expenses.
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
Cash Flows

	Nine Months Ended September 30,
	2024	2023

Cash Flows	(dollars in thousands)
Net cash provided by (used in) operating activities	$79,782	$(158,525)
Net cash provided by (used in) investing activities	$3,517	$(67,580)
Net cash used in financing activities	$(4,873)	$(67,080)
Effect of exchange rate changes on cash and cash equivalents	$4,696	$2,645
DSO (1)	108	114

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in FX rates. We multiply the result by the number of days in the quarter.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Net cash provided by operating activities of $79.8 million for the nine months ended September 30, 2024 compared to net cash used in operating activities of $158.5 million for the nine months ended September 30, 2023. The increase of $238.3 million in net cash provided by operating activities was primarily due to an increase in cash collections, which was partially offset by an increase in salaries largely related to annual salary increases and headcount growth, and higher annual bonus payments, forgivable loan issuances, operating expenses and income tax payments as compared to the same period in the prior year. DSO was 108 and 114 days as of September 30, 2024 and 2023, respectively. The decrease in DSO was primarily due to cash collections that outpaced the increase in revenues.
Net cash provided by investing activities of $3.5 million for the nine months ended September 30, 2024 compared to net cash used in investing activities of $67.6 million for the nine months ended September 30, 2023. The increase of $71.1 million in net cash provided by investing activities was primarily due to a $24.4 million payment for a short-term investment during the nine months ended September 30, 2023 and the maturity of the short-term investment of $25.2 million during the nine months ended September 30, 2024. In addition, there was a $21.5 million decrease in capital expenditures primarily driven by lower spend on leasehold improvements and cloud computing costs as compared to the nine months ended September 30, 2023.
Net cash used in financing activities of $4.9 million for the nine months ended September 30, 2024 compared to $67.1 million for the nine months ended September 30, 2023. The decrease of $62.2 million, or 92.7%, in net cash used in financing activities was primarily due to the repayment of the $315.8 million principal amount of our 2023 Convertible Notes at maturity during the nine months ended September 30, 2023, a decrease of $21.0 million in payments for common stock repurchases under the Repurchase Program and an increase in proceeds on stock option exercises of $9.4 million, which was partially offset by a decrease in net borrowings of $285.0 million under our Credit Facility as compared to the same period in the prior year.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $4.7 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024, cash paid for income taxes and tax credits, net of tax refunds included $23.5 million of payments for the purchase of tax credits.
Principal Sources of Capital Resources
As of September 30, 2024, our capital resources included $386.3 million of cash and cash equivalents and available borrowing capacity of $900.0 million under the revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
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
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of September 30, 2024, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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
Capital Expenditures
During the nine months ended September 30, 2024, we spent $21.7 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2024, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $14 million and $17 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.
Future Contractual Obligations
We have no future contractual obligations as of September 30, 2024 related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 8, “Debt” in Part I, Item 1. Future contractual obligations exclude any revolving line of credit borrowings or repayments subsequent to September 30, 2024 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1, we have current obligations of $36.2 million and non-current obligations of $217.0 million.
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
•risks relating to the obsolescence, replacement, protection, implementation or operation of our information technology systems, including our enterprise resource planning and other financial systems, and software, proprietary software products, intellectual property rights and trade secrets, which could adversely affect our ability to retain or win clients, conduct business, preserve or enhance our reputation, maintain business continuity or report financial results;
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except per share data)
July 1 through July 31, 2024	—		$—	—	$460,653
August 1 through August 31, 2024	—	(2)	$221.65	—	$460,653
September 1 through September 30, 2024	10	(3)	$225.46	—	$460,653
	10			—

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.3 billion on December 1, 2022. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. There were no repurchases of shares of our common stock pursuant to the Repurchase Program during the quarter ended September 30, 2024.
(2)Includes 347 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 9,742 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1*
Amendment No. 6 dated as of September 30, 2024 to Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission on September 30, 2024 as an Exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 25, 2024 and incorporated herein by reference.)

14.1
FTI Consulting, Inc. Code of Ethics and Business Conduct, Amended and Restated Effective as of September 26, 2024. (Filed with the Securities and Exchange Commission on September 26, 2024 as an Exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 24, 2024 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 24, 2024

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)