Form 10-K
period 2024-12-31
FTI CONSULTING, INC
filed 2025-02-20
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $6.8 billion, based on the closing sales price of the registrant’s common stock on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of February 13, 2025 was 35,922,453.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of our 2024 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2024

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
We report financial results for the following five reportable segments:
•Corporate Finance & Restructuring (“Corporate Finance”);
•Forensic and Litigation Consulting (“FLC”);
•Economic Consulting;
•Technology; and

•Strategic Communications.
We work closely with our clients to help them anticipate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving transactions, transformation & strategy, turnaround & restructuring, construction, projects, assets & environmental solutions, data & analytics, disputes, healthcare risk management & advisory, risk and investigations, antitrust & competition economics, financial economics, international arbitration, corporate legal department consulting, electronic discovery (or “e-discovery”) services and expertise, information governance, privacy & security services, corporate reputation, financial communications and public affairs. Our experienced professionals are recognized leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical, workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, global banks, major law firms, leading private equity firms and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us directly or on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, including 38 U.S. offices located in 20 states and Washington, D.C., and four offices located in Canada; (ii) Latin America, including six offices located in Argentina, Brazil, Colombia, Mexico, and the British Overseas Territories of the Cayman Islands and the Virgin Islands; (iii) Asia Pacific, including 17 offices located in Australia, China (including Hong Kong), India, Indonesia, Japan, Malaysia, Singapore and South Korea; and (iv) Europe, Middle East and Africa, including 37 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Lebanon, Netherlands, Portugal, Qatar, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom (“UK”). In certain jurisdictions, our segments and practices are operated through one or more direct or indirect subsidiaries.
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2024, we derived approximately 64% and 36% of our consolidated revenues from the work of professionals who are assigned to locations inside and outside the U.S., respectively. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last two years contributed by each of our five reportable segments.

	Year Ended December 31,
	2024	2023
Corporate Finance & Restructuring	38%	39%
Forensic and Litigation Consulting	19%	19%
Economic Consulting	23%	22%
Technology	11%	11%
Strategic Communications	9%	9%
Total	100%	100%

The following table sets forth the number of offices and countries in which each segment operates, as well as the number of billable professionals in each of our reportable segments.

	December 31,		December 31,
	2024		2024	2023
	Offices	Countries (1)	Billable Headcount	Billable Headcount
Corporate Finance & Restructuring	72	29	2,286	2,215
Forensic and Litigation Consulting	68	21	1,542	1,447
Economic Consulting	51	24	1,110	1,089
Technology	44	17	714	628
Strategic Communications	43	23	981	971
Total			6,633	6,350

(1)“Countries” include the British Overseas Territories of the Cayman Islands and Virgin Islands
Our Reportable Segments
The Company is organized into five reportable segments, each of which seeks to be a global leader in its own right by serving as a trusted advisor when our clients are presented with challenging issues and the risks are high.
Corporate Finance & Restructuring
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest and governments. We deliver a wide range of services centered around three core offerings: Transactions, Transformation & Strategy and Turnaround & Restructuring.
In 2024, our Corporate Finance segment offered the following services:
Transactions. We provide services that help clients strategize, structure, diligence, integrate, carve-out, value and communicate around business transactions, including the following offerings:
•Diligence (Financial, Tax, HR, IT, Synergy and Regulatory)
•Fairness and Solvency Opinions
•Investment Banking
•Merger Integration & Carve-Out Advisory
•Strategic Alternatives
•Valuation
Transformation & Strategy. We provide independent transformation & strategy expertise to deliver end-to-end value and drive change across the enterprise, enhance performance, build sustainable growth and foster a culture of excellence, including the following offerings:
•Cost Transformation
•Data & Technology Transformation
•Office of the Chief Financial Officer & Finance Transformation
•Operations & Supply Chain Transformation
•People & Change
•Revenue Transformation
•Strategy

Turnaround & Restructuring. We provide advisory services to help our clients stabilize finances and operations to reassure debtors, creditors and other stakeholders that proactive steps are being taken to preserve and enhance value, including the following offerings:
•Company Advisory
•Contentious Insolvency
•Creditor Advisory
•Dispute Advisory & Litigation Support
•Interim Management
Forensic and Litigation Consulting
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk & investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations.
In 2024, our FLC segment offered the following services:
Construction, Projects & Assets and Environmental Solutions (“Construction Solutions”). We provide dispute resolution, advisory and transformation services that address the strategic, financial, operational, regulatory and capital needs of complex construction and environmental projects, programs, liabilities and physical asset management for organizations across multiple industries, and help organizations address environmental programmatic challenges and liability-related issues. Our key services include the following offerings:
•Environmental Cost & Damages Analyses
•Environmental Dispute Resolution
•Expert Services in Delay, Disruption, Quantum & Damages
•Project Delivery and Asset Management Advisory & Transformation
•Technology Enablement, Data Intelligence & Construction Analytics
Data & Analytics. We provide in-depth analysis of large, disparate sets of financial, operational and transactional data, often when our clients are faced with a regulatory inquiry or a dispute. We provide strategic business solutions, including custom application and software development, to solve critical client needs. Our professionals, who include computer scientists, Ph.D. data scientists, mathematicians, business and finance experts, work together with industry, regulatory, legal and other experts. Our key services include the following offerings:
•Anti-corruption, Anti-money Laundering, Sanctions and Fraud Investigations
•Data Strategy, Governance and Reconciliation
•Data Visualization, Process Improvement and Business Intelligence Solutions
•Dispute Resolution
•Machine Learning and Other AI Solutions
•Remediation and Settlement Administration
Disputes. We provide courts and tribunals, parties to disputes and their legal counsel clear, reliable and objective advice on matters within our expertise, from discovery and investigation to expert witness testimony and damage quantification in international arbitration and dispute resolution consulting. We support our global clients with disputes of all kinds, including the following offerings:
•Claims in International Public Law

•Complex Commercial and Regulatory Disputes
•Energy-related Disputes
•Financial Products and Broker-dealer Disputes
•Insurance-related Disputes
•Intellectual Property
•Labor and Employment
Healthcare Risk Management & Advisory. We work with healthcare providers, healthcare payers, life sciences companies and law firms to discern solutions that address business risks and advise and prepare our clients for both short-term and future strategic, operational, data and technological, financial and legal challenges. Our key services include the following offerings:
•Disputes and Investigations
•Financial Advisory
•Managed Care & Value-based Care
•Risk, Regulatory and Quality
Risk and Investigations. We provide compliance, risk assessment, investigative, litigation consulting and remediation expertise on a wide range of investigations to boards of directors, executive management, in-house counsel and their outside legal advisors at law firms. Our experts conduct investigations over a wide scope of issues and allegations, including the following offerings:
•Accounting Advisory & Restatements
•Anti-bribery & Corruption Investigations
•Anti-money Laundering Investigations
•Cybersecurity
•Environmental, Social and Governance (“ESG”) & Sustainability
•Export Controls, Sanctions & Trade
•Financial Regulatory Investigations
•Foreign Corrupt Practices Act (“FCPA”) Violations
•Forensic Accounting & Fraud Investigations
•Geopolitical and Related Security Risk
•Monitorships

Economic Consulting
Our Economic Consulting segment, including subsidiary Compass Lexecon LLC (“Compass Lexecon”), provides law firms, companies, government entities and other interested parties with analyses of complex economic issues for use in international arbitration, legal and regulatory proceedings and strategic decision making and public policy debates around the world. We deliver a wide range of services centered around three core offerings: Antitrust & Competition Economics, Financial Economics and International Arbitration.
In 2024, our Economic Consulting segment offered the following services:
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
•Securities Litigation & Risk Management
•Transfer Pricing
•Valuation
International Arbitration. We work with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including the following offerings:
•Business Valuations
•Commercial and Treaty Disputes
•Economic Damages
•Litigation Support
Technology
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, M&A, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery and Analytics Services and Expertise, and Information Governance, Privacy & Security Services.
In 2024, our Technology segment offered the following services:
Corporate Legal Department Consulting. We help companies streamline and optimize legal operations through an expert-driven approach leveraging technology and analytics, including the following offerings:
•Advisory on Governance, Policy, Standards and Execution
•Advisory on Operational Efficiencies
•Contract Services

•Legal Technology Selection and Implementation
•Subscriptions and Managed Services
E-discovery and Analytics Services and Expertise. We provide services that help companies more efficiently manage complex and evolving data collection and discovery amid a rapidly evolving landscape of new data sources and types, including the following offerings:
•AI & Data Analytics
•Analytics Research
•Cryptocurrency Disputes and Investigations
•Digital Assets and Blockchain Advisory Services
•E-discovery and Data Compliance Management
•E-discovery Managed Services
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
•AI Governance
•Data Privacy Program Development and Implementation
•Data Remediation, Disposition and Protection
•Data Subject Access Requests
•Migration of Enterprise Data to Cloud Applications
•Pixel, Ad Tracker and AdTech Services
•Post-data Breach Privacy Analysis and Response
•Regulatory Readiness Advisory and Implementation
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
In 2024, our Strategic Communications segment offered the following services:
Corporate Reputation. We design and provide communications to protect and enhance business reputations, build organizations’ public profiles and support their business outcomes, including the following offerings:
•Crisis and Issues Management
•Cybersecurity and Data Privacy Communications
•Digital, Analytics and Insights

•Litigation Communications
•People & Transformation
Financial Communications. We design and provide communications strategies to help business leaders deliver consistent and credible narratives to raise capital, engage with investors and navigate transitional business events, including the following offerings:
•Corporate Governance & Shareholder Activism
•ESG & Sustainability
•M&A Communications
•Restructuring and Financial Issues
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
•Food & Agribusiness
•Healthcare & Life Sciences
•Hospitality, Gaming & Leisure
•Industrials & Automotive
•Insurance
•Mining
•Private Equity
•Power, Renewables & Energy Transition
•Professional Services

•Public Sector & Government Contracts
•Real Estate
•Retail & Consumer Products
•Telecom, Media & Technology
•Transportation & Logistics
Our Business Drivers
Material factors that drive demand for our business offerings include:
•AI and Other New and Emerging Technologies. We have been leveraging AI to develop solutions for our clients for over a decade, building a leading position in the legal market. We continue to invest in machine learning and AI-related platforms to support our internal infrastructure. We help our clients adapt to the changing technological, regulatory and ethical landscape and actively partner with them to integrate these new technologies into their organizations, including embedding these technologies into our transformation & strategy and disputes offerings, among others. Our AI experts craft tailored AI strategies that align with our clients’ business objectives, leveraging AI and other technologies in their organizations to respond to the market, unlock growth opportunities and manage risk. We continue to invest in our open-source approach while making judicious investments in new and emerging technologies, adapting and refining our strategy by embracing new ways of working to develop services, identify commercial opportunities, improve our performance, increase internal efficiencies and otherwise add value for our clients. We have seen, and continue to believe, that the demand for AI and other technology-enabled consulting services will continue to grow as these capabilities advance in sophistication.
•Cybersecurity Risk. The evolving cybersecurity risk landscape, characterized by increasingly sophisticated threats and rising incidents of data breaches, drives demand for cybersecurity preparedness, post-breach investigations, crisis communications and related services, particularly in our FLC, Technology and Strategic Communications segments. Our global team of cybersecurity experts, incident response experts, developers and data scientists provides cyber incident response solutions across the event lifecycle, including preparedness and response planning, analysis, identification, containment, eradication, mitigation and system refinements. Additionally, we provide strategic communications services such as crisis management, corporate reputation and public affairs support for our clients during high-stakes cybersecurity breaches, as they work to manage stakeholder communications with investors, clients, employees, business partners and regulators, among other key stakeholders.
•Developing Markets. The growth and continuation of multinational companies and global consolidation can precipitate antitrust and competition scrutiny and the international spread of issues and practices that historically have been more common in the U.S., such as increased and complex litigation, corporate restructuring and bankruptcy activities, and antitrust and competition scrutiny. Additionally, shifts in trade and tariff policies can create significant challenges for companies operating in developed and emerging markets, often impacting supply chains, market access and cost structures. Companies in the developing world and multinational companies can benefit from our expert advice to access capital and business markets, comply with the regulatory, trade and other requirements of multiple countries, structure transactions and conduct due diligence, which drives demand for services across all of our segments.
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
•Financial Markets. Financial market factors, including credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates, bankruptcies and restructuring, capital markets transactions, increased consolidation and the growth of emerging currencies, including digital assets and related exchanges, are significant drivers of demand for our business offerings, particularly our Corporate Finance and Technology segments.

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
•Operational Challenges and Opportunities. Operational challenges and opportunities drive demand for services across all of our segments. Businesses facing challenges require the evaluation and re-evaluation of strategy, risks and opportunities. Businesses seek our enterprise transformation services in the normal course when they want expert advice to increase profitability or as a result of crisis-driven situations, competition, regulation, innovation and other events that arise in the course of business. These challenges include enterprise risk management, reputational scrutiny, global expansion, competition from established companies, emerging businesses and technologies, doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent expertise that can combine general business acumen with the specialized technical expertise of our service offerings and industry expertise.
•Regulatory Complexity, Public Scrutiny and Investigations. Regulatory complexity, public scrutiny and investigations drive demand for services across all of our segments. The uncertain and shifting regulatory environment, complex global regulations and legislation, greater scrutiny of corporate governance, instances of corporate malfeasance, including fraud, and evolving reporting requirements drive demand for our service offerings. The need to understand and address the impact of new or changing regulation and legislation, as well as the increasing costs of doing business, including the growing number of differing data sources maintained throughout the enterprise, has prompted companies to focus on better assessing and managing risks and opportunities. In addition, boards of directors, audit committees and independent board committees have been increasingly tasked with conducting internal investigations of financial wrongdoing, regulatory non-compliance and other issues. These factors and laws, such as the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., have contributed to the demand for independent consultants and experts to investigate and provide analyses to support the work of outside legal counsel, accountants and other advisors. These types of investigations also increasingly demand the use of multiple disciplinary service offerings like ours, which combine skills and capabilities across segments and practices with industry expertise.
Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specialized industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:
•Pre-eminent Positions and Professionals. As a leading global expert firm for crises and transformation, we believe that we have pre-eminent market positions and experts. During 2024, awards and recognitions received by the Company include the following:
•FTI Consulting and subsidiary Compass Lexecon led the Lexology Index (formerly Who’s Who Legal) Arbitration: Expert Witnesses list for the 15th consecutive year with 75 experts recognized, including 12 professionals identified as Future Leaders in Arbitration.
•FTI Consulting recognized as Consulting Firm of the Year by Lexology Index for the eighth consecutive year.
•FTI Consulting named to Forbes magazine’s list of the World’s Best Management Consulting Firms for the third consecutive year, recognized in 13 sectors and functional areas.
•FTI Consulting ranked #1 U.S. Restructuring Advisor by The Deal for the 17th consecutive year.

•Compass Lexecon was named Competition Economics Firm of the Year by Lexology Index for the 10th consecutive year.
•FTI Consulting recognized as a leading firm in the Chambers Litigation Support 2024, Chambers Crisis and Risk Management 2024 and Chambers FinTech 2024 guides.
•FTI Consulting and its subsidiary Compass Lexecon ranked in the top 3 on Global Arbitration Review’s GAR 100 Expert Witness Firms’ Power Index.
•FTI Consulting was ranked #14 on Forbes magazine’s inaugural list of Most Trusted Companies in America.
•FTI Consulting recognized as one of the 50 Most Prestigious Consulting Firms in North America and one of the 150 Best Internships by Vault.
•FTI Consulting recognized as being one of America’s Greatest Workplaces for Diversity 2024 by Newsweek.
•FTI Consulting named a Great Place to Work–Certified company in the U.S., Canada, the UK, France, Germany, Spain, the UAE, Singapore, Hong Kong and Australia.
•FTI Consulting named to U.S. News Best Companies to Work For by U.S. News & World Report.
•Compass Lexecon ranked as an Elite Competition Economics Firm in the Global Competition Review 100 2024.
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
•Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, private equity funds and local, state and national governments and agencies in the U.S. and other countries. Additionally, all of the top 100 law firms as ranked by American Lawyer Global 100 Most Revenue List refer or engage us directly or on behalf of numerous clients on multiple matters. We are also an advisor to 90 of the Fortune 100 companies and 71 of the top 100 private equity firms on the Private Equity International 300 list.
•Demand for Integrated Solutions and a Consultative Approach. Our breadth and depth of practice and service offerings combined with our deep industry expertise and global footprint drive demand from clients that seek our unique cross-segment and cross-region client solutions as a leading global expert firm for crises and transformation: both event-driven and well-planned situations, including mergers and acquisitions, reputational issues, antitrust issues, liquidity issues, investigations and disputes, and long-term transformation and strategy events across different jurisdictions.
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
Human Capital Resources
At FTI Consulting, we seek to provide the highest quality services to our clients. We do this by attracting and retaining experts in their fields, empowering a diverse and inclusive global workforce, providing opportunities for advancement and personal growth, and supporting the communities in which we do business. As of December 31, 2024, we employed 8,374 employees, of which 6,633 were billable professionals. We also engage independent contractors who provide services to FTI Consulting to supplement our professionals on client engagements as needed.
We aim to advance the best interests of all our stakeholders through:
•Attracting and Retaining Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our staff of highly qualified professionals, we can handle a large number of complex global assignments simultaneously. To attract and retain highly qualified professionals, we offer various compensation opportunities, including sign-on bonuses, incentive pay opportunities, and retention bonuses (including forgivable loans), along with a competitive benefits package and the opportunity to work on challenging global engagements with highly skilled peers.
•Experts-Driven Model. Our professionals include Ph.D.s, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials.
•Inclusive and High-Performing Culture. We are committed to fostering an inclusive and high-performing culture where our professionals can grow their careers and achieve their full potential. We are dedicated to recruiting, employing and maintaining a diverse and inclusive workforce. We believe that a workforce reflecting the diverse identities of our clients and vendors with whom we do business, our stakeholders and the populations of the regions in which we have operations improves the quality of our services, drives employee engagement and retention, attracts top talent and elevates the overall value of our business. Our recruitment and employment practices are designed to comply with the applicable laws of the jurisdictions in which we conduct those activities, reinforcing our commitment to equitable opportunities and a culture of belonging.
•Talent Development. We support the development of our professionals at all levels of their careers. Our robust Talent Development program includes onboarding programs for new hires, training programs to prepare promotes for success in their new roles and leadership readiness programs to help our people build the skills needed to advance to our most senior positions. These training programs are supplemented by self-directed e-learning programs, among other segment-level talent development and training opportunities.

•Corporate Citizenship. We practice responsible corporate citizenship to drive positive change in the communities in which we do business. All full-time FTI Consulting employees are eligible to participate in our Corporate Citizenship program, which includes charitable gift matching, paid time off for volunteering and corporate-sponsored pro bono engagements.
Employment Agreements, Incentive, Retention and Sign-on Payments
We have written employment agreements with substantially all of our 806 Senior Managing Directors and equivalent personnel (collectively, “SMDs”) that set forth their terms and conditions of service and compensation opportunities. These written employment agreements can, but are not required to include, incentive compensation opportunities that may take the form of cash, equity or loans (including forgivable loans). Incentive-based opportunities are subject to financial or individual performance criteria. We may also impose meaningful time-based service requirements. In the case of incentive pay that is subject to vesting or loans that are subject to forgiveness conditions, we generally limit accelerated vesting or loan forgiveness protection to qualifying termination of employment and corporate events.
We also administer other incentive compensation programs that include cash, equity awards, loans or some combination thereof, depending on the jurisdiction in which the participant is employed. Cash awards generally provide for fixed payments at some future date. In most cases, equity awards granted by the Company take the form of shares of restricted stock or restricted stock units subject to fixed vesting schedules ranging over two to nine years depending on the dollar value of such awards at grant. Loans provide that the principal amount and accrued interest will be forgiven, or repayment will be funded through an additional cash bonus payment, over the passage of time (subject to continued service) ranging from two to nine years. Participants in non-U.S. jurisdictions may receive other forms of compensation under similar programs with substantially equivalent values and subject to comparable conditions. In substantially all cases, incentive compensation opportunities are subject to continued employment conditions.
The compensation opportunities that we offer differ depending on the professional’s title, level, individual expertise and other qualifications, as well as across the jurisdictions in which we operate. We believe the compensation opportunities that we offer are competitive with our peers in terms of mix and magnitude and are designed to comply with laws of the applicable jurisdictions in which we conduct business. The value of our incentive-based opportunities, in the aggregate, as well as on an individual basis, has been and is expected to continue to be significant.
Clients
During the year ended December 31, 2024, no single client accounted for more than 10% of our consolidated revenues and no reportable segment had a single client that accounted for more than 10% of its respective total segment revenues. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, in these situations, each law firm engages us on behalf of multiple clients.
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
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specific industry expertise, our ability to staff multiple significant engagements across disciplines and industries in multiple locations, and our strong client relationships. Our Technology segment, particularly with respect to hosting and e-discovery services, and to a lesser extent our other segments, may also compete on price. Since our businesses depend in large part on professional relationships, there are low barriers of entry for professionals, including our professionals, electing to work independently, start their own firms or change employers.
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
Some service providers are larger than we are and, on certain engagements, may have an advantage over us with respect to one or more competitive factors. Specialty boutiques or smaller local or regional firms, while not offering the range of services we provide, may compete with us on the basis of geographic proximity, specialty services or price. In addition, some segments compete in industries subject to significant and rapid innovation. Larger competitors may be able to react more quickly to new regulatory or legal requirements and other changes.
Corporate Information
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol FCN. Our executive offices are located at 555 12th Street NW, Suite 700, Washington, D.C. 20004. Our telephone number is 202-312-9100. Our website is http://www.fticonsulting.com.
Available Information
We make available, free of charge, on or through our website at http://www.fticonsulting.com, our annual, quarterly and current reports and any amendments to those reports, our proxy statements, as well as our other filings with the SEC, as soon as reasonably practicable after electronically filing them with the SEC. Information posted on our website is not part of this Annual Report or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act. Copies of this Annual Report, as well as other periodic reports filed with the SEC, may also be requested at no charge from our Corporate Secretary at FTI Consulting, Inc., 555 12th Street NW, Suite 700, Washington, D.C. 20004, email address: mike.rosenthall@fticonsulting.com.

ITEM 1A.    RISK FACTORS
All of the following risks could materially and adversely affect our business, prospects, financial condition and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, prospects, financial condition and financial results. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.
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
We experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We experience fluctuations in our annual and quarterly financial results, including revenues, operating income and earnings per share, for reasons that include: (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenues; (iii) the utilization of billable professionals, including the ability to adjust staffing levels up or down to accommodate the business and prospects of the applicable segment and practice; (iv) the number of new hires, their compensation and the time it takes before a new hire becomes profitable; (v) the departure of professionals in the ordinary course of business; (vi) the geographic locations of our clients or the locations where services are rendered; (vii) billing rates and fee arrangements, including the opportunity and ability to successfully reach milestones, and complete engagements and collect success fees and other outcome-contingent or performance-based fees; (viii) the length of billing and collection cycles and changes in amounts that may become uncollectible; (ix) changes in the frequency and complexity of government regulatory and enforcement activities; (x) business and asset acquisitions; (xi) fluctuations in the exchange rates of various currencies against the U.S. dollar; (xii) wage and cost increases; and (xiii) other economic factors beyond our control.
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
We derive a portion of our revenues from large engagements. The loss of a large client or the completion of a major engagement can impact our business, financial condition, and results of operations if we do not obtain a sufficient number of new large engagements to replace lost clients or completed engagements. Our results are also subject to seasonal and similar factors, such as during the fourth quarter when our professionals and our clients typically take vacations. We may also experience fluctuations in our operating income and related cash flows because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments, which are paid throughout the year. Also, the timing of investments or acquisitions and the cost of integrating them may cause fluctuations in our financial results, including operating income and cash flows. This volatility makes it difficult to forecast our future results with precision and to assess accurately whether increases or decreases in any one or more quarters are likely to cause annual results to exceed or fall short of previously issued guidance. While we assess our annual guidance at the end of each quarter and update such guidance when we think it is appropriate, unanticipated future volatility can cause actual results to vary significantly from our guidance, even where that guidance reflects a range of possible results and has been updated to take account of partial-year results.
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
FLC — The settlement of litigation; less frequent instances of significant mismanagement, fraud, wrongdoing or other business problems that could result in fewer or less complex business engagements; fewer and less complex legal disputes; fewer class action suits; the timing of the completion of engagements; less government regulation, less government enforcement activity, and fewer regulatory investigations; and the timing of government investigations and litigation.

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
Our segments and practices could suffer competitive, reputational and business harm or increased liability arising from the rapid introduction, deployment, evolution and use of new technologies, including AI and machine learning.
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
Maintaining the confidentiality of proprietary, confidential and trade secret information is critical to maintaining the trust of our clients, the success of our segments and the reputation of our company. In addition, our Technology segment is dependent on providing secure storage of, and access to, client information as a service. Our systems, which include those of third parties on whom we rely, may fail or not operate properly or become disabled as a result of network security failures. We are subject to and routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems. Such attacks, if successful, could harm our overall professional reputation, disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents and have taken steps to mitigate the likelihood of network security breaches, cyber-based attacks and other cyber events are evolving, unpredictable and increasing in sophistication, including through the use of increasingly sophisticated and evolving AI technologies, and there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company and our reputation would be adversely affected. There is no certainty that we or third parties on whom we rely, can maintain the confidentiality, prevent the misuse of our own or our clients’ information or mitigate related damages. As of December 31, 2024, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, or that we believe are reasonably likely to have such an effect over the long term.
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
Our operations involve financial and business risks that differ among the U.S. and the different foreign jurisdictions in which we operate including: (i) cultural and language differences; (ii) various levels of FTI Consulting “brand” recognition; (iii) different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results; (iv) foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results; (v) differing legal and regulatory requirements and other barriers to conducting business; (vi) difficulties resolving the collection of receivables when legal proceedings are necessary; (vii) difficulties in managing our non-U.S. operations, including client relationships, in certain locations; (viii) disparate systems, policies, procedures and processes; (ix) failure to comply with the FCPA and anti-bribery laws of other jurisdictions; (x) higher operating costs; (xi) longer sales and/or collections cycles; (xii) potential restrictions or adverse tax consequences resulting from the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes; (xiii) different or less stable political and/or economic environments; (xiv) wars and other geopolitical conflicts; (xv) conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; (xvi) civil disturbances or other catastrophic events that reduce business activity; (xvii) political interference with our ability to conduct business in the applicable jurisdiction; (xviii) impact of public health crises, including varying governmental responses and requirements, client impacts and travel restrictions; (xix) failure to achieve or maintain a diverse workforce or otherwise meet evolving governmental or client-related standards and requirements pertaining to ESG-related issues; and (xx) physical risks associated with climate change, including rising temperatures, severe storms, energy disruptions, fires or wildfires, flooding and rising sea levels, among others.
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
Due to the global nature of our business, we are exposed to a variety of physical risks related to climate change, including extreme temperatures, severe storms, energy disruptions, fires or wildfires, floods and rising sea levels, among others, all of which are beyond our control. There is increased regulation as well as focus from governmental organizations, and our investors, clients and employees, as well as other stakeholders and the media (including social media), on environmental- and sustainability-related issues. Governments and regulators around the world are increasingly enacting laws and regulations regarding climate change. In October 2023, California enacted legislation addressing the disclosure of greenhouse gas emissions, climate-related risks, environmental claims, and the use or sale of voluntary carbon offsets. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of topics for both EU and non-EU companies. Numerous countries have also begun proposing climate-reporting frameworks aligned with the International Sustainability Standards Board standards. The threats from environmental events could adversely impact our ability to maintain business continuity, and could impair access to our leased office space in affected geographies and the integrity of our information technology systems. Further, compliance with the disparate climate-related frameworks, including requirements related to greenhouse gas emissions and climate change by federal, state, local and foreign legislatures and governmental agencies could cause us to incur operational and other costs to comply, and penalties if we fail to do so.
Increasing scrutiny and changing expectations from governmental organizations, investors, clients and our colleagues with respect to our social-related practices and those of our clients may impose additional costs on us or expose us to new or additional risks, including reputational harm.
Differing (and often conflicting) perceptions, attitudes or legal pronouncements regarding the consideration of social-related characteristics based on race, gender, sexual orientation and other attributes are complicating our ability to attract and maintain an inclusive workforce and comply with disparate U.S. federal and state and foreign legislative and court decisions. Some U.S. states, recent U.S. court decisions, the federal government and third-party activists are restricting or otherwise attempting to influence how we make and manage recruiting, hiring and other employment decisions. This contrasts with regulations being adopted by certain foreign jurisdictions in which we operate, the demands of many of our investors and other stakeholders, as well as third-party proxy and other advisory firms who provide information to investors on corporate governance and related matters, who encourage or demand heightened consideration of diversity-related factors, including the reporting of characteristics of our employee populations, as well as reporting of our recruitment, hiring and other employment processes. Consequently, our employment processes, human capital management, risk management and reporting functions have become more complicated. Any failure to comply with U.S. federal and state and international laws and regulations or court decisions, or to meet the evolving expectations of our investors, other stakeholders and interested parties, and the media (including social media), could result in legal or regulatory proceedings against us, increased adverse public scrutiny, client dissatisfaction, reputational harm, employee disenfranchisement, increased employee turnover and other challenges in retaining, recruiting and hiring employees, which may give rise to damages or penalties, and materially adversely affect our business, financial results and stock performance.
Our business depends on our ability to use and access information systems, and modernize or replace such systems from time to time, and failure to effectively maintain such systems or modernize or replace systems could materially adversely affect our business and operations and harm our reputation.
We depend on multiple information systems, including our enterprise resource planning system, for operating our business and internal controls. We utilize commercially available third-party technology solutions, which in many cases are customized to our business needs. Our information systems may be compromised by power outages, computer and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, human error and other events, many of which are beyond our control, and are subject to obsolescence and technological changes. Delays in implementing our information systems, upgrading such systems or failure of such systems to work properly or if any of them should become unavailable, could require us to expend substantial time, effort and costs to adjust our processes, implement changes or corrections, or repair or replace such systems, to carry out our operations, including preparation of our financial statements and to maintain the effectiveness of our internal controls. Failure, delays or compromise of any such information system or material functions, could harm our reputation or our clients, and expose us to claims that could adversely affect our business and results.
The compromise of confidential or proprietary information could damage our reputation, harm our businesses and adversely impact our financial results.
The Company’s own confidential and proprietary information and that of our clients or vendors could be compromised, whether intentionally or unintentionally, by our employees, consultants, contractors or vendors. In addition, physical risks associated with climate change, including energy disruptions, flooding, fires or wildfires, and other events, may adversely impact the integrity of our information technology systems. Any significant compromise of the security of our information technology systems leading to theft or misuse of our own or our clients’ proprietary or confidential information, or the public disclosure or use of such information by others, could result in losses, damages or penalties, third-party claims, reputational harm and the loss of clients and other adverse business consequences, which could negatively impact our financial results or financial condition.
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
Professionals may leave our Company to form or join competitors or clients, and the loss of such professionals may negatively impact our business and operations.
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
We may not have, or may choose not to pursue, legal recourse against professionals that leave our Company to join competitors or clients.
While our written employment agreements with our Senior Managing Directors and equivalent employees may include non-competition and non-solicitation clauses, such clauses may offer us only limited or no protections and may be unenforceable in one or more jurisdictions. Further, in certain jurisdictions, non-competition clauses have been abolished or banned. These restrictions on our ability to adopt or enforce non-competition and non-solicitation clauses may increase turnover and compensation costs to hire and retain professionals, and may adversely impact our ability to hire, maintain and increase headcount, and our ability to service and keep our clients and secure engagements.
When inclusion of a non-competition clause is appropriate, we have generally drafted the restrictions to seek to comply with applicable state law, including “reasonableness” standards regarding scope and duration. However, changes in state laws and rules and new court decisions can raise questions about the enforceability of contractual restrictions that, when originally agreed, appeared to be enforceable. In the case of employees outside the U.S., we draft non-competition provisions in an effort to comply with applicable foreign law. In the event an employee departs and acts in a way that we believe violates an applicable non-competition or non-solicitation agreement, we will consider any available legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with a former employee or client, or other concerns, outweigh the potential benefits of litigation or other options to seek legal or equitable remedies. We may also decide that the likelihood of success does not justify the costs of pursuing a claim. Accordingly, there may be times we may decide not to pursue legal action, even if it is available. If we do decide to pursue legal action, we will incur additional costs as a result of such action.
Our failure to achieve and maintain an inclusive workforce may impair our ability to attract and retain qualified employees, win and maintain clients, or attract investment, which could have a material adverse effect on our business and financial results, as well as reputational harm.
As a global company, our talent and retention initiatives are designed to create an inclusive workforce. We believe that a workforce that reflects the myriad identities of our clients and vendors with whom we do business, our stakeholders and the populations of the regions in which we have operations results in best in class advice to our clients, improves the quality of our services, promotes employee satisfaction and retention, and increases the overall value of our business. We promote inclusion through education, training and development opportunities. Failure to maintain an inclusive workforce may adversely affect our business.
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
Borrowings under our Credit Facility will be at variable rates of interest, including for U.S. Dollar borrowings at the Secured Overnight Financing Rate and, for borrowings in British Pound, the Sterling Overnight Index Average, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the agreements governing our indebtedness or our other indebtedness outstanding from time to time.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We operate our segments and their practices through FTI Consulting and its subsidiaries in 34 countries with different business, client, and geographic cybersecurity risk profiles. We aim to proactively identify and assess our vulnerability to cybersecurity threats and actual cybersecurity incidents on an ongoing basis at both the enterprise level, as well as at a more operational level, differentiating unique risks related to our segments, practices, clients, employees, and the locations in which business is conducted. Our Information Technology Group (“ITG”) helps monitor and analyze cybersecurity incidents and risks and our progress mitigating and resolving such threats. This information is regularly discussed with our outside directors and executive management.
Approach and Integration
Cybersecurity risk is integrated and managed as part of our broader enterprise risk management program under the direction of our Vice President – Chief Risk and Compliance Officer – who works closely with our Chief Information Officer and others, including the Head of our Cybersecurity & Privacy division to help identify, review, assess and address cybersecurity and other security risks. Our Chief Risk and Compliance Officer, Chief Information Officer and the Head of our Cybersecurity & Privacy division are members of the Company’s cybersecurity response team (the “Cyber Response Team”). The Cyber Response Team’s responsibilities include maintaining a Cybersecurity Incident Response Plan, which sets out a path for how cyber threats and incidents are identified and escalated up to and including the Board of Directors and other leadership, when appropriate. Direct threats are escalated promptly to the appropriate team, following a path that considers both the nature of the threat, the level of risk, and the degree to which it has been substantiated. Indirect threats, such as third-party incidents, are escalated through the ITG to the appropriate corporate functions, as the situation warrants.
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
Further, our Vendor Code of Conduct addresses our expectations with respect to data security. When our Procurement group processes a vendor relationship involving information systems, various groups will review the vendor and its systems for potential data security-related issues and risks associated with using the tools, technology, data processing and other services of such vendor. Our contracts include terms that help address the safeguarding of our data.
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
To educate our management, employees, and consultants, and help mitigate the risk of human failure in exposing our Information Technology systems to cybersecurity threats from bad actors; management, employees, and consultants are required to complete on-line cybersecurity training annually. We also provide regular reminders to employees regarding suspicious emails or other communications and conduct periodic phishing simulations and remedial spot testing and training to reinforce recognition and response techniques.
In 2024, we conducted two tabletop exercises, simulating cybersecurity events and appropriate responses, with the senior leadership team of FTI including an executive officer and an outside director. We intend to continue to conduct such simulation training with this group on a periodic basis. Other directors and officers of the Company have been and will continue to be given the opportunity to participate in such training. In addition, our outside directors are encouraged to attend continuing education relating to cybersecurity.
Materiality of Risks
We are subject to and routinely face cyber-based attacks and attempts by hackers and similar unauthorized users seeking to gain access to or corrupt our information technology systems. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition, or that we believe are reasonably likely to have such an effect over the long term. However, there can be no assurance that we will be able to successfully mitigate the negative impacts of cybersecurity threats in the future. Accordingly, we continue to prioritize our cybersecurity risk management despite the lack of identified material impacts to date.
Governance
Management and Board of Directors’ Role
The Audit Committee meets regularly with management to help manage and assess risk exposures and potential damages related to information security, cybersecurity, and data protection and the steps management has taken to help identify, monitor, and control such exposures, as well as associated mitigation and remediation action, and actions to continue our operations. Information distributed to and discussed with the Audit Committee includes data on cybersecurity incidents and risks, company-wide enterprise risks, training programs, risk assessments, internal controls, security software, incident response plans, and forward-looking information security and business continuity strategies. The Audit Committee reports directly to the Board of Directors on a quarterly basis.
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
Furthermore, we offer cybersecurity consulting as a service to clients. Our client-facing cybersecurity and information security experts periodically advise our cybersecurity and information technology teams regarding best practices. In addition, from time-to-time, they address our executives, directors, and other segment or regional leaders regarding complex issues faced by other companies that arise from data-security-related challenges. Among other things, they discuss new and evolving types and levels of threats and attacks, hacking and ransomware, foreign actors, risks driven by new and evolving technologies, including artificial intelligence, potential damages, and liability, and technological and other solutions potentially available to mitigate such risks, as well as other company responses. The existence of this team within FTI aids in our ability to have current incident and threat intelligence that we can use to bolster our own security posture and defenses. Our cybersecurity practice also provides us with supplemental incident response investigation services in partnership with independent, external consultants, as needed and as appropriate.
For additional information on the risks we face related to cyber and information security threats, please see the related risk factor in Item 1A. Risk Factors.
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 100,511 square feet under a lease expiring April 2028. Our principal corporate office located in Bowie, Maryland, consists of 30,835 square feet under a lease expiring April 2028. We also lease offices to support our operations in 30 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 33 countries and territories — the UK, Ireland, Finland, France, Germany, Spain, Belgium, Switzerland, Denmark, Italy, Netherlands, Portugal, Sweden, Australia, Malaysia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Lebanon, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, Indonesia, India, Qatar, Saudi Arabia, the Cayman Islands and the Virgin Islands (British). We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the New York Stock Exchange (the “NYSE”) under the symbol FCN. As of January 31, 2025, the number of holders of record of our common stock was 297, which does not include a substantially greater number of beneficial holders whose shares are held by banks, brokers and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2024:

	(a)		(b)	(c)
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(in thousands, except per share data)
Equity compensation plans approved by our security holders	60	(1)	$37.93	643	(2)
Total	60		$37.93	643

(1)Includes up to 60,063 shares of common stock issuable upon exercise of fully vested stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).
(2)Includes 644,842 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, all of which are available for stock-based awards.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1 through October 31, 2024	4	(2)	$223.59	—		$460,653
November 1 through November 30, 2024	45	(3)	$197.69	42	(5)	$452,481
December 1 through December 31, 2024	14	(4)	$197.89	10	(6)	$450,436
Total	63			52

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.3 billion on December 1, 2022. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended December 31, 2024, we repurchased an aggregate of 51,717 shares of our common stock under the Repurchase Program at an average price of $197.53 per share for a total cost of approximately $10.2 million.
(2)Includes 4,460 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 3,464 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)Includes 3,710 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(5)During the month ended November 30, 2024, we repurchased and retired 41,417 shares of common stock, at an average price per share of $197.29, for an aggregate cost of $8.2 million.
(6)During the month ended December 31, 2024, we repurchased and retired 10,300 shares of common stock, at an average price per share of $198.50, for an aggregate cost of $2.0 million.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for each of the two years in the period ended December 31, 2024 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Annual Report”). For a similar discussion and analysis of our results for the year ended December 31, 2023 compared to our results for the year ended December 31, 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2023, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 22, 2024. Historical results and any discussion of prospective results may not indicate our future performance.
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
We report financial results for the following five reportable segments:
Our Corporate Finance & Restructuring (“Corporate Finance”) segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest and governments. We deliver a wide range of services centered around three core offerings: Transactions, Transformation & Strategy and Turnaround & Restructuring.
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk & investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations.
Our Economic Consulting segment, including subsidiary Compass Lexecon LLC, provides law firms, companies, government entities and other interested parties with analyses of complex economic issues for use in international arbitration, legal and regulatory proceedings and strategic decision making and public policy debates around the world. We deliver a wide range of services centered around three core offerings: Antitrust & Competition Economics, Financial Economics and International Arbitration.
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, M&A, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery and Analytics Services and Expertise, and Information Governance, Privacy & Security Services.
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

Our contract arrangements may also contain success fees or performance-based arrangements in which our fees are based on the attainment of contractually defined objectives with our client. This type of success fee may supplement a time and expense or fixed-fee arrangement. Success fees and other contractual terms may cause variations in our revenues and operating results due to the timing of when achieving the performance-based criteria becomes probable. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
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
•the number of billable professionals;
•the utilization rates of the billable professionals we employ;
•the rate per hour or fixed charges we charge our clients for services;
•the timing of revenue recognition;
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
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Certain of these financial measures are considered not in conformity with GAAP (“non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:
•Total Segment Operating Income
•Adjusted Segment EBITDA
•Total Adjusted Segment EBITDA
•Adjusted EBITDA
•Adjusted EBITDA Margin
•Adjusted Net Income
•Adjusted Earnings per Diluted Share
•Free Cash Flow
We have included the definition of Segment Operating Income, which is a GAAP financial measure, below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information.

We define Segment Operating Income as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA, which is a non-GAAP financial measure. We define Adjusted Segment EBITDA as a segment’s share of consolidated operating income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects core operating performance and provides an indicator of the segment’s ability to generate cash. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses.
We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, gain or loss on sale of a business and losses on early extinguishment of debt. We define Adjusted EBITDA Margin, which is a non-GAAP financial measure, as Adjusted EBITDA as a percentage of total revenues. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. In addition, EBITDA is a common alternative measure of operating performance used by many of our competitors. It is used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that these non-GAAP financial measures, considered along with corresponding GAAP financial measures, provide management and investors with useful supplemental information.
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share (“EPS”), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, the gain or loss on sale of a business and losses on early extinguishment of debt. We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with useful supplemental information on our business operating results, including underlying trends.
We define Free Cash Flow, which is a non-GAAP financial measure, as net cash provided by operating activities less cash payments for purchases of property and equipment. We believe this non-GAAP financial measure, when considered together with our GAAP financial results, provides management and investors with useful supplemental information on the Company’s ability to generate cash for ongoing business operations and capital deployment.
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

Full Year 2024 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2024	2023	% Increase (Decrease)

	(dollar amounts in thousands, except per share amounts)
Revenues	$3,698,652	$3,489,242	6.0%
Special charges (1)	$8,230	$—	100.0%
Net income	$280,088	$274,892	1.9%
Adjusted EBITDA	$403,685	$424,799	-5.0%
Earnings per common share — diluted	$7.81	$7.71	1.3%
Adjusted earnings per common share — diluted	$7.99	$7.71	3.6%
Net cash provided by operating activities	$395,097	$224,461	76.0%
Total number of employees	8,374	7,990	4.8%

(1)Excluded from non-GAAP financial measures
Revenues
Revenues for the year ended December 31, 2024 increased $209.4 million, or 6.0%, compared to the year ended December 31, 2023 due to increased revenues in all of our business segments.
Special Charges
During the year ended December 31, 2024, we recorded special charges of $8.2 million. The charges related to targeted headcount reductions in areas of each segment and region where we realigned our workforce with current business demand for our consulting services. A portion of the special charges was paid during the year ended December 31, 2024 and the remaining amounts will be paid in cash in the next 12 months.
The following table details the special charges by segment:

Year Ended December 31, 2024
Corporate Finance	$5,326
FLC	1,785
Economic Consulting	8
Technology	667
Strategic Communications	295
Segment special charge	8,081
Unallocated Corporate	149
Total special charges	$8,230
There were no special charges recorded during the year ended December 31, 2023.
Net income
Net income for the year ended December 31, 2024 increased $5.2 million, or 1.9%, compared to the year ended December 31, 2023. The increase in net income was primarily due to higher revenues, lower income taxes and an FX gain compared to an FX loss in the prior year. This increase was partially offset by higher direct compensation expenses, which includes the impact of a 4.5% increase in billable headcount, higher selling, general and administrative (“SG&A”) expenses, which includes the impact of a 6.2% increase in non-billable headcount, and an increase in bad debt and outside services expenses.

Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2024 decreased $21.1 million, or 5.0%, compared to the year ended December 31, 2023. Adjusted EBITDA Margin of 10.9% of revenues for the year ended December 31, 2024 compared to 12.2% of revenues for the year ended December 31, 2023. The decrease in Adjusted EBITDA was primarily due to an increase in direct compensation expenses, which includes the impact of a 4.5% increase in billable headcount, higher SG&A expenses, which includes the impact of a 6.2% increase in non-billable headcount, and an increase in bad debt and outside services expenses, which was partially offset by higher revenues. Adjusted EBITDA for the year ended December 31, 2024 excludes the $8.2 million special charge.
EPS and Adjusted EPS
EPS for the year ended December 31, 2024 increased $0.10 to $7.81 compared to $7.71 for the year ended December 31, 2023. The increase in EPS was primarily due to the higher net income described above.
Adjusted EPS for the year ended December 31, 2024 increased $0.28 to $7.99 compared to $7.71 for the year ended December 31, 2023. Adjusted EPS for the year ended December 31, 2024 excludes the $8.2 million special charge, which increased Adjusted EPS by $0.18.
Liquidity and Capital Allocation
Net cash provided by operating activities for the year ended December 31, 2024 increased $170.6 million to $395.1 million compared to $224.5 million for the year ended December 31, 2023. The increase in net cash provided by operating activities was primarily due to an increase in cash collections, which was partially offset by higher compensation, forgivable loan issuances, operating expenses and income tax payments as compared to the same period in the prior year. Days sales outstanding (“DSO”) was 97 days at December 31, 2024 and 100 days at December 31, 2023. The decrease in DSO was primarily due to cash collections that outpaced the increase in revenues.
Free Cash Flow was $360.2 million and $174.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in Free Cash Flow for the year ended December 31, 2024 was primarily due to higher net cash provided by operating activities, as described above, and a decrease in net cash used for purchases of property and equipment.
A portion of net cash provided by operating activities was used to repurchase and retire 51,717 shares of our common stock under our Repurchase Program for an average price per share of $197.53, at a total cost of $10.2 million during the year ended December 31, 2024. We had $450.4 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2024.
Q1 2025 Special Charge
During the first quarter of 2025, we continued to implement targeted headcount reductions in areas of each segment and region where we need to realign our workforce with current business demands. The Company expects to record a special charge of approximately $17 million in the first quarter of 2025.
Headcount
The following table includes the net headcount additions by segment and in total for the year ended December 31, 2024. The net additions include targeted reductions in areas of each segment described in the “Special Charges” section above:

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2023	2,215	1,447	1,089	628	971	6,350	1,640	7,990
Additions, net	71	95	21	86	10	283	101	384
December 31, 2024	2,286	1,542	1,110	714	981	6,633	1,741	8,374
Percentage change in headcount from December 31, 2023	3.2%	6.6%	1.9%	13.7%	1.0%	4.5%	6.2%	4.8%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2024	2023

	(in thousands, except per share data)
Revenues
Corporate Finance	$1,391,206	$1,346,678
FLC	690,211	654,105
Economic Consulting	863,557	771,374
Technology	417,637	387,855
Strategic Communications	336,041	329,230
Total revenues	$3,698,652	$3,489,242
Segment operating income
Corporate Finance	$225,711	$216,504
FLC	77,490	81,296
Economic Consulting	104,090	109,818
Technology	41,875	48,196
Strategic Communications	45,790	47,167
Total segment operating income	494,956	502,981
Unallocated corporate expenses	(147,594)	(125,420)
Operating income	347,362	377,561
Other income (expense)
Interest income and other	10,360	(4,867)
Interest expense	(6,951)	(14,331)
	3,409	(19,198)
Income before income tax provision	350,771	358,363
Income tax provision	70,683	83,471
Net income	$280,088	$274,892
Earnings per common share — basic	$7.96	$8.10
Earnings per common share — diluted	$7.81	$7.71
Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net income	$280,088	$274,892
Add back:
Income tax provision	70,683	83,471
Interest income and other	(10,360)	4,867
Interest expense	6,951	14,331
Depreciation of property and equipment	43,910	41,079
Amortization of intangible assets	4,183	6,159
Special charges	8,230	—
Adjusted EBITDA	$403,685	$424,799

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2024	2023

	(in thousands, except per share data)
Net income	$280,088	$274,892
Add back:
Special charges	8,230	—
Tax impact of special charges	(1,857)	—
Adjusted Net Income	$286,461	$274,892
Earnings per common share — diluted	$7.81	$7.71
Add back:
Special charges	0.23	—
Tax impact of special charges	(0.05)	—
Adjusted earnings per common share — diluted	$7.99	$7.71
Weighted average number of common shares outstanding — diluted	35,845	35,646
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$395,097	$224,461
Purchases of property and equipment	(34,900)	(49,562)
Free Cash Flow	$360,197	$174,899
Year Ended December 31, 2024 Compared to December 31, 2023
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $22.2 million, or 17.7%, to $147.6 million compared to $125.4 million for the year ended December 31, 2023. The increase was primarily due to investments related to artificial intelligence (“AI”) capabilities, higher compensation expenses, largely related to headcount growth, and an increase in legal expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $15.2 million to a gain of $10.4 million for the year ended December 31, 2024, compared to a loss of $4.9 million for the year ended December 31, 2023. The increase was primarily due to a $0.5 million net FX gain for the year ended December 31, 2024 compared to a $9.3 million net FX loss for the year ended December 31, 2023 and a $3.3 million increase in interest income.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense decreased $7.4 million, or 51.5%, to $7.0 million in 2024 compared to $14.3 million for the year ended December 31, 2023. The decrease was primarily due to lower borrowings, which was partially offset by higher interest rates on our borrowings. Our borrowings in the prior year included amounts owed on our 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”), which matured in August 2023, as well as borrowings on our senior secured bank revolving credit facility (“Credit Facility”).

Income tax provision
Our income tax provision decreased $12.8 million, or 15.3%, to $70.7 million in 2024 compared to $83.5 million for the year ended December 31, 2023. Our effective tax rate of 20.2% for 2024 compared to 23.3% for 2023. The decrease in the income tax provision was primarily due to a more favorable tax benefit related to share-based compensation, as a larger number of non-qualified stock options were exercised during the year ended December 31, 2024 as compared to the prior year.
SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following table reconciles Segment Operating Income to Adjusted Segment EBITDA for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$280,088
Interest income and other							(10,360)
Interest expense							6,951
Income tax provision							70,683
Operating income	$225,711	$77,490	$104,090	$41,875	$45,790	$(147,594)	$347,362
Depreciation of property and equipment	10,251	6,604	5,400	15,999	3,607	2,049	43,910
Amortization of intangible assets	3,068	838	—	—	277	—	4,183
Special charges	5,326	1,785	8	667	295	149	8,230
Adjusted EBITDA	$244,356	$86,717	$109,498	$58,541	$49,969	$(145,396)	$403,685

Year Ended December 31, 2023	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$274,892
Interest income and other							4,867
Interest expense							14,331
Income tax provision							83,471
Operating income	$216,504	$81,296	$109,818	$48,196	$47,167	$(125,420)	$377,561
Depreciation of property and equipment	9,254	6,030	5,989	14,515	3,445	1,846	41,079
Amortization of intangible assets	5,079	783	—	—	297	—	6,159
Adjusted EBITDA	$230,837	$88,109	$115,807	$62,711	$50,909	$(123,574)	$424,799

Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net income	$280,088	$274,892
Add back:
Income tax provision	70,683	83,471
Interest income and other	(10,360)	4,867
Interest expense	6,951	14,331
Unallocated corporate expenses	147,594	125,420
Total segment operating income	494,956	502,981
Add back:
Segment depreciation expense	41,861	39,233
Amortization of intangible assets	4,183	6,159
Segment special charges	8,081	—
Total Adjusted Segment EBITDA	$549,081	$548,373
Other Segment Operating Data

	Year Ended December 31,
	2024	2023
Number of billable professionals (at period end):
Corporate Finance	2,286	2,215
FLC	1,542	1,447
Economic Consulting	1,110	1,089
Technology (1)	714	628
Strategic Communications	981	971
Total billable professionals	6,633	6,350
Utilization rates of billable professionals: (2)
Corporate Finance	58%	60%
FLC	57%	57%
Economic Consulting	66%	67%
Average billable rate per hour: (3)
Corporate Finance	$510	$494
FLC	$390	$386
Economic Consulting	$584	$547

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 776 and 670 as-needed employees during the years ended December 31, 2024 and 2023, respectively.
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
CORPORATE FINANCE & RESTRUCTURING

	Year Ended December 31,
	2024	2023

	(dollars in thousands, except rate per hour)
Revenues	$1,391,206	$1,346,678
Percentage change in revenues from prior year	3.3%
Operating expenses
Direct cost of revenues	937,456	914,707
Selling, general and administrative expenses	219,645	210,388
Special charges	5,326	—
Amortization of intangible assets	3,068	5,079
	1,165,495	1,130,174
Segment operating income	225,711	216,504
Percentage change in segment operating income from prior year	4.3%
Add back:
Depreciation and amortization of intangible assets	13,319	14,333
Special charges	5,326	—
Adjusted Segment EBITDA	$244,356	$230,837
Gross profit (1)	$453,750	$431,971
Percentage change in gross profit from prior year	5.0%
Gross profit margin (2)	32.6%	32.1%
Adjusted Segment EBITDA as a percentage of revenues	17.6%	17.1%
Number of billable professionals (at period end)	2,286	2,215
Percentage change in number of billable professionals from prior year	3.2%
Utilization rate of billable professionals	58%	60%
Average billable rate per hour	$510	$494

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2024 Compared to December 31, 2023
Revenues increased $44.5 million, or 3.3%, to $1,391.2 million for the year ended December 31, 2024. Pass-through revenues contributed $9.7 million, or 0.7% of the increase. Excluding the pass-through revenues, the $34.9 million, or 2.7%, increase in revenues was primarily due to higher realized bill rates for our restructuring and transactions services and higher demand for our transactions services, which was partially offset by lower demand for our transformation & strategy services.
Gross profit increased $21.8 million, or 5.0%, to $453.8 million for the year ended December 31, 2024. Gross profit margin increased 0.5 percentage points from 2023 to 2024. The increase in gross profit margin was primarily due to the impact of higher realized bill rates, which was partially offset by a 2 percentage point decline in utilization.
SG&A expenses increased $9.3 million, or 4.4%, to $219.6 million for the year ended December 31, 2024. SG&A expenses of 15.8% of revenues in 2024 compared to 15.6% in 2023. The increase in SG&A expenses was primarily due to higher infrastructure support and bad debt expenses.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2024	2023

	(dollars in thousands, except rate per hour)
Revenues	$690,211	$654,105
Percentage change in revenues from prior year	5.5%
Operating expenses
Direct cost of revenues	465,026	437,318
Selling, general and administrative expenses	145,072	134,708
Special charges	1,785	—
Amortization of intangible assets	838	783
	612,721	572,809
Segment operating income	77,490	81,296
Percentage change in segment operating income from prior year	-4.7%
Add back:
Depreciation and amortization of intangible assets	7,442	6,813
Special charges	1,785	—
Adjusted Segment EBITDA	$86,717	$88,109
Gross profit (1)	$225,185	$216,787
Percentage change in gross profit from prior year	3.9%
Gross profit margin (2)	32.6%	33.1%
Adjusted Segment EBITDA as a percentage of revenues	12.6%	13.5%
Number of billable professionals (at period end)	1,542	1,447
Percentage change in number of billable professionals from prior year	6.6%
Utilization rate of billable professionals	57%	57%
Average billable rate per hour	$390	$386

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2024 Compared to December 31, 2023
Revenues increased $36.1 million, or 5.5%, to $690.2 million for the year ended December 31, 2024. Acquisition-related revenues contributed $6.8 million, or 1.0% of the increase. Excluding the acquisition-related revenues, the $29.3 million, or 4.5%, increase in revenues was primarily due to higher realized bill rates and demand for our constructions solutions services, higher realized bill rates for our disputes services and an increase in success fees.
Gross profit increased $8.4 million, or 3.9%, to $225.2 million for the year ended December 31, 2024. Gross profit margin decreased 0.5 percentage points from 2023 to 2024. The decrease in gross profit margin was primarily due to higher compensation expenses as a percentage of revenues, which was largely offset by internal cost recovery related to an initiative to develop AI capabilities for the Company. The related costs are included in our unallocated corporate expenses.
SG&A expenses increased $10.4 million, or 7.7%, to $145.1 million for the year ended December 31, 2024. SG&A expenses of 21.0% of revenues in 2024 compared to 20.6% in 2023. The increase in SG&A expenses was primarily driven by higher bad debt, travel and entertainment, rent, and other general and administrative expenses.

ECONOMIC CONSULTING

	Year Ended December 31,
	2024	2023

	(dollars in thousands, except rate per hour)
Revenues	$863,557	$771,374
Percentage change in revenues from prior year	12.0%
Operating expenses
Direct cost of revenues	628,424	552,697
Selling, general and administrative expenses	131,035	108,859
Special charges	8	—
	759,467	661,556
Segment operating income	104,090	109,818
Percentage change in segment operating income from prior year	-5.2%
Add back:
Depreciation	5,400	5,989
Special charges	8	—
Adjusted Segment EBITDA	$109,498	$115,807
Gross profit (1)	$235,133	$218,677
Percentage change in gross profit from prior year	7.5%
Gross profit margin (2)	27.2%	28.3%
Adjusted Segment EBITDA as a percentage of revenues	12.7%	15.0%
Number of billable professionals (at period end)	1,110	1,089
Percentage change in number of billable professionals from prior year	1.9%
Utilization rate of billable professionals	66%	67%
Average billable rate per hour	$584	$547

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2024 Compared to December 31, 2023
Revenues increased $92.2 million, or 12.0%, to $863.6 million for the year ended December 31, 2024, primarily due to higher demand and realized bill rates for our M&A-related antitrust and financial economics services and higher realized bill rates for our non-M&A-related antitrust services, which was partially offset by lower demand for our non-M&A-related antitrust services.
Gross profit increased $16.5 million, or 7.5%, to $235.1 million for the year ended December 31, 2024. Gross profit margin decreased 1.1 percentage points from 2023 to 2024. The decrease in gross profit margin was primarily due to an increase in compensation and outside consultant expenses as a percentage of revenues, which was partially offset by the impact of higher realized bill rates.
SG&A expenses increased $22.2 million, or 20.4%, to $131.0 million for the year ended December 31, 2024. SG&A expenses of 15.2% of revenues in 2024 compared to 14.1% in 2023. The increase in SG&A expenses was primarily driven by higher bad debt, largely related to one engagement, compensation and infrastructure support expenses.

TECHNOLOGY

	Year Ended December 31,
	2024	2023

	(dollars in thousands)
Revenues	$417,637	$387,855
Percentage change in revenues from prior year	7.7%
Operating expenses
Direct cost of revenues	272,519	239,343
Selling, general and administrative expenses	102,576	100,316
Special charges	667	—
	375,762	339,659
Segment operating income	41,875	48,196
Percentage change in segment operating income from prior year	-13.1%
Add back:
Depreciation	15,999	14,515
Special charges	667	—
Adjusted Segment EBITDA	$58,541	$62,711
Gross profit (1)	$145,118	$148,512
Percentage change in gross profit from prior year	-2.3%
Gross profit margin (2)	34.7%	38.3%
Adjusted Segment EBITDA as a percentage of revenues	14.0%	16.2%
Number of billable professionals (at period end) (3)	714	628
Percentage change in number of billable professionals from prior year	13.7%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis
Year Ended December 31, 2024 Compared to December 31, 2023
Revenues increased $29.8 million, or 7.7%, to $417.6 million for the year ended December 31, 2024, primarily due to higher demand for our M&A-related “second request” and information governance, privacy & security services, which was partially offset by lower demand for our investigations services.
Gross profit decreased $3.4 million, or 2.3%, to $145.1 million for the year ended December 31, 2024. Gross profit margin decreased 3.5 percentage points from 2023 to 2024. The decrease in gross profit margin was primarily due to lower profitability of our consulting and hosting services.
SG&A expenses increased $2.3 million, or 2.3%, to $102.6 million for the year ended December 31, 2024. SG&A expenses of 24.6% of revenues in 2024 compared to 25.9% of revenues in 2023. The increase in SG&A expenses was primarily due to higher compensation, infrastructure support and travel and entertainment expenses, which was partially offset by lower bad debt expenses.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2024	2023

	(dollars in thousands)
Revenues	$336,041	$329,230
Percentage change in revenues from prior year	2.1%
Operating expenses
Direct cost of revenues	213,301	210,151
Selling, general and administrative expenses	76,378	71,615
Special charges	295	—
Amortization of intangible assets	277	297
	290,251	282,063
Segment operating income	45,790	47,167
Percentage change in segment operating income from prior year	-2.9%
Add back:
Depreciation and amortization of intangible assets	3,884	3,742
Special charges	295	—
Adjusted Segment EBITDA	$49,969	$50,909
Gross profit (1)	$122,740	$119,079
Percentage change in gross profit from prior year	3.1%
Gross profit margin (2)	36.5%	36.2%
Adjusted Segment EBITDA as a percentage of revenues	14.9%	15.5%
Number of billable professionals (at period end)	981	971
Percentage change in number of billable professionals from prior year	1.0%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2024 Compared to December 31, 2023
Revenues increased $6.8 million, or 2.1%, to $336.0 million for the year ended December 31, 2024, primarily due to higher public affairs and financial communications revenues, which was partially offset by lower corporate reputation revenues.
Gross profit increased $3.7 million, or 3.1%, to $122.7 million for the year ended December 31, 2024. Gross profit margin increased 0.4 percentage points from 2023 to 2024. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues.
SG&A expenses increased $4.8 million, or 6.7%, to $76.4 million for the year ended December 31, 2024. SG&A expenses of 22.7% of revenues in 2024 compared to 21.8% in 2023. The increase in SG&A expenses was primarily due to higher rent, compensation, marketing, and other general and administrative expenses.

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
Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic, political and workforce disruptions arise, including any impact of future public health crises, or economic, political or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material adverse effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding and could require us to borrow under our Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
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

Cash Flows

	Year Ended December 31,
	2024	2023

Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$395,097	$224,461
Net cash used in investing activities	$(10,162)	$(73,835)
Net cash used in financing activities	$(15,383)	$(354,663)
Effect of exchange rate changes on cash and cash equivalents	$(12,281)	$15,571
DSO (1)	97	100

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing accounts receivable, net reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Year Ended December 31, 2024 Compared to December 31, 2023
Net cash provided by operating activities increased $170.6 million, or 76.0%, to $395.1 million compared to $224.5 million for the year ended December 31, 2023. The increase was primarily due to an increase in cash collections, which was partially offset by higher compensation, forgivable loan issuances to retain key professionals, operating expenses and income tax payments as compared to the prior year. DSO was 97 days as of December 31, 2024 and 100 days as of December 31, 2023. The decrease in DSO was primarily due to cash collections that outpaced the increase in revenues.
Net cash used in investing activities decreased $63.7 million, or 86.2%, to $10.2 million compared to $73.8 million for the year ended December 31, 2023. The decrease was primarily due to a $24.4 million payment for a short-term investment during 2023 and the maturity of the short-term investment of $25.2 million during 2024. In addition, there was a $14.1 million decrease in capital expenditures primarily driven by lower spend on cloud computing costs and leasehold improvements as compared to the prior year.
Net cash used in financing activities decreased $339.3 million, or 95.7%, to $15.4 million compared to $354.7 million for the year ended December 31, 2023. The decrease was primarily due to the repayment of the $315.8 million principal amount of our 2023 Convertible Notes at maturity during 2023, a decrease of $10.8 million in payments for common stock repurchases under the Repurchase Program and an increase in proceeds on stock option exercises of $9.6 million as compared to the prior year.
The effect of exchange rate changes on cash and cash equivalents had an unfavorable impact of $12.3 million for 2024 compared to a favorable impact of $15.6 million for 2023.
For the year ended December 31, 2024, cash paid for income taxes and tax credits, net of refunds included $40.6 million of payments for the purchase of tax credits.
Principal Sources of Capital Resources
As of December 31, 2024, our capital resources included $660.5 million of cash and cash equivalents and available borrowing capacity of $900.0 million under the revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
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

enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of December 31, 2024, we were in compliance with the covenants contained in the Credit Agreement. See Note 14, “Debt” in Part II, Item 8 of this Annual Report for a further discussion of the Credit Agreement.
Principal Uses of Capital Resources
Future Capital Requirements
We anticipate that our future capital requirements will principally consist of funds required for:
•operating and general corporate expenses;
•capital expenditures, primarily for information technology equipment and systems, office furniture and leasehold improvements;
•debt service requirements, including interest payments;
•compensation to designated executive management and senior managing directors under our various long-term incentive compensation programs, including forgivable loans;
•discretionary funding of the Repurchase Program;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and
•other known future contractual obligations.
Capital Expenditures
During 2024, we spent $34.9 million in capital expenditures to support our organization, including direct support for specific client engagements. During 2025, we currently expect to make capital expenditures to support our organization in an aggregate amount of between $70 million and $86 million, which includes costs related to leasehold improvements for our new office space in Chicago, Illinois, cloud computing costs and investments related to AI capabilities. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete acquisitions.
Share Repurchase Program
During the year ended December 31, 2024, we made $10.2 million in payments for common stock repurchases under the Repurchase Program. We had $450.4 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2024.
Future Contractual Obligations
We have no future contractual obligations as of December 31, 2024 related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 14, “Debt” in Part II, Item 8 of this Annual Report. Under our operating leases as described in Note 15, “Leases” in Part II, Item 8 of this Annual Report, we have current obligations of $34.1 million and non-current obligations of $208.0 million.
The above amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Off-Balance Sheet Arrangements
As of December 31, 2024 and 2023, the Company was contingently liable under bank guarantees issued by our banks in favor of third parties that totaled $10.9 million and $7.8 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $42.7 million and $36.2 million at December 31, 2024 and 2023, respectively. The Company had $31.8 million and $28.4 million available under the facilities at December 31, 2024 and 2023, respectively. These bank guarantees are issued separate from our Credit Facility and, as a result, do not affect available borrowings under our Credit Facility.
Critical Accounting Estimates
General. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report for further information on our significant accounting policies.
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
In performance-based or contingent arrangements, fees are based on contractually defined objectives, such as completing a business transaction or assisting the client in achieving a specific business objective. Variable consideration to be included in the transaction price is typically estimated using the expected value method or the most likely amount method based on facts and circumstances. We recognize revenues earned in an amount that is probable not to reverse and by applying the proportional performance method when the criteria for over time revenue recognition are met.
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
The cash flows employed in the income approach are based on our most recent forecasts, budgets and business plans, as well as various growth rate assumptions for years beyond the current business plan period, discounted using an estimated weighted average cost of capital, which reflects an assessment of the risk inherent in the future revenue streams and cash flows. In the market approach, we utilize market multiples derived from comparable guideline companies. These valuations are based on estimates and assumptions, including projected future cash flows, determination of appropriate comparable guideline companies and the determination of whether a premium or discount should be applied to such comparable guideline companies.
The process of evaluating the potential impairment of goodwill requires significant judgment and estimates. In 2024, we performed our annual impairment tests for each of our reporting units. The results of that test indicated that for each of our reporting units, no impairment existed. If market conditions significantly deteriorate from our current assumptions regarding forecasted cash flows, we may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized. No impairment charges for intangible assets were recorded in 2024.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily from changes in interest rates and foreign exchange rates.
Interest Rate Risk
We are exposed to interest rate risk associated with borrowings under our Credit Facility. For details related to variable interest rates on our Credit Facility, refer to Note 14, “Debt” in Part II, Item 8 of this Annual Report. As of December 31, 2024 and 2023, our Credit Facility had no borrowings outstanding. Variable interest borrowings had a weighted average interest rate of 7.45% during the twelve months ended December 31, 2024. A hypothetical 100 basis point increase in interest rate for the year ended December 31, 2024 would have a $0.6 million effect on interest expense. Variable interest borrowings had a weighted average interest rate of 7.09% during the twelve months ended December 31, 2023. A hypothetical 100 basis point increase in interest rate for the year ended December 31, 2023 would have a $0.8 million effect on interest expense. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2024 and prior to the November 21, 2027 maturity date of our Credit Facility.
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

Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the Euro, Australian dollar, British pound and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2024 and 2023. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
	2024	2023

Changes in Net Investment of Foreign Subsidiaries	(in thousands)
Euro	$(10,136)	$6,210
Australian dollar	(6,109)	(161)
British pound	(1,928)	15,842
Canadian dollar	(1,514)	1,017
All other	(6,425)	3,354
Total	$(26,112)	$26,262

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 20, 2025

/s/ STEVEN H. GUNBY
Steven H. Gunby President and Chief Executive Officer (Principal Executive Officer)

/s/ AJAY SABHERWAL
Ajay Sabherwal Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
FTI Consulting, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Changes in estimates of potential fee reductions
As discussed in Note 1 to the consolidated financial statements, for certain arrangements, the Company records revenues based on the amount it estimates it will be entitled to in exchange for its services and only to the extent that a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. The Company records changes to revenue when there are changes in estimates of potential fee reductions imposed by bankruptcy courts or other regulatory agencies or negotiated with specific clients. Revenues for the year ended December 31, 2024 were $3,698,652 thousand, which includes the previously mentioned changes.
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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 20, 2025

FTI Consulting, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$660,493	$303,222
Accounts receivable, net	1,020,174	1,102,142
Current portion of notes receivable	44,894	30,997
Prepaid expenses and other current assets	93,953	119,092
Total current assets	1,819,514	1,555,453
Property and equipment, net	150,295	159,662
Operating lease assets	198,318	208,910
Goodwill	1,226,556	1,234,569
Intangible assets, net	16,770	18,285
Notes receivable, net	109,119	75,431
Other assets	76,258	73,568
Total assets	$3,596,830	$3,325,878
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$224,394	$223,758
Accrued compensation	639,745	601,074
Billings in excess of services provided	67,620	67,937
Total current liabilities	931,759	892,769
Noncurrent operating lease liabilities	208,036	223,774
Deferred income taxes	111,825	140,976
Other liabilities	86,920	86,939
Total liabilities	1,338,540	1,344,458
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding —35,913 (2024) and 35,521 (2023)	359	355
Additional paid-in capital	39,650	16,760
Retained earnings	2,394,853	2,114,765
Accumulated other comprehensive loss	(176,572)	(150,460)
Total stockholders’ equity	2,258,290	1,981,420
Total liabilities and stockholders’ equity	$3,596,830	$3,325,878

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$3,698,652	$3,489,242	$3,028,908
Operating expenses
Direct cost of revenues	2,516,726	2,354,216	2,065,977
Selling, general and administrative expenses	822,151	751,306	641,070
Special charges	8,230	—	8,340
Amortization of intangible assets	4,183	6,159	9,643
	3,351,290	3,111,681	2,725,030
Operating income	347,362	377,561	303,878
Other income (expense)
Interest income and other	10,360	(4,867)	3,918
Interest expense	(6,951)	(14,331)	(10,047)
	3,409	(19,198)	(6,129)
Income before income tax provision	350,771	358,363	297,749
Income tax provision	70,683	83,471	62,235
Net income	$280,088	$274,892	$235,514
Earnings per common share — basic	$7.96	$8.10	$6.99
Earnings per common share — diluted	$7.81	$7.71	$6.58
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $—, $— and $—	$(26,112)	$26,262	$(47,882)
Total other comprehensive income (loss), net of tax	(26,112)	26,262	(47,882)
Comprehensive income	$253,976	$301,154	$187,632

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2021	34,333	$343	$13,662	$1,698,156	$(128,840)	$1,583,321
Net income	—	$—	$—	$235,514	$—	$235,514
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(47,882)	(47,882)
Issuance of common stock in connection with:
Exercise of options	68	—	2,317	—	—	2,317
Restricted share grants, less net settled shares of 116	199	2	(17,955)	—	—	(17,953)
Stock units issued under incentive compensation plan	—	—	1,664	—	—	1,664
Purchase and retirement of common stock	(574)	(5)	(88,601)	—	—	(88,606)
Cumulative effect due to adoption of new accounting standard	—	—	(34,131)	22,078	—	(12,053)
Conversion of convertible senior notes due 2023	—	—	(15)	—	—	(15)
Share-based compensation	—	—	25,414	—	—	25,414
Reclassification of negative additional paid-in capital	—	—	97,645	(97,645)	—	—
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$274,892	$—	$274,892
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	26,262	26,262
Issuance of common stock in connection with:
Exercise of options	38	—	1,297	—	—	1,297
Restricted share grants, less net settled shares of 91	108	1	(16,375)	—	—	(16,374)
Stock units issued under incentive compensation plan	—	—	2,274	—	—	2,274
Settlement of conversion premium of convertible senior notes due 2023	1,461	15	(21)	—	—	(6)
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(381)	—	—	(381)
Share-based compensation	—	—	29,534	—	—	29,534
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$280,088	$—	$280,088
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(26,112)	(26,112)
Issuance of common stock in connection with:
Exercise of options	294	3	10,888	—	—	10,891
Restricted share grants, less net settled shares of 93	150	2	(19,023)	—	—	(19,021)
Stock units issued under incentive compensation plan	—	—	2,805	—	—	2,805
Purchase and retirement of common stock	(52)	(1)	(10,216)	—	—	(10,217)
Share-based compensation	—	—	38,436	—	—	38,436
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$280,088	$274,892	$235,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	43,910	41,079	35,898
Amortization of intangible assets	4,183	6,159	9,643
Amortization of notes receivable	51,621	27,784	30,807
Provision for expected credit losses	50,315	35,149	19,684
Share-based compensation	38,436	29,534	25,414
Deferred income taxes	(16,605)	(25,453)	(10,456)
Acquisition-related contingent consideration	(779)	3,818	2,172
Amortization of debt issuance costs and other	1,082	1,925	2,224
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	18,340	(229,296)	(182,667)
Notes receivable	(99,892)	(50,703)	(31,210)
Prepaid expenses and other assets	(2,810)	7,606	459
Accounts payable, accrued expenses and other	12,875	8,687	8,430
Income taxes	(29,441)	29,335	(4,322)
Accrued compensation	43,503	50,186	37,931
Billings in excess of services provided	271	13,759	9,273
Net cash provided by operating activities	395,097	224,461	188,794
Investing activities
Purchases of property and equipment and other	(35,408)	(49,479)	(53,319)
Payments for acquisition of businesses, net of cash received	—	—	(6,742)
Purchase and maturity of short-term investment	25,246	(24,356)	—
Net cash used in investing activities	(10,162)	(73,835)	(60,061)
Financing activities
Borrowings under revolving line of credit	600,000	835,000	165,000
Repayments under revolving line of credit	(600,000)	(835,000)	(165,000)
Repayment of convertible notes	—	(315,763)	—
Payments of debt issuance costs	—	—	(3,993)
Purchase and retirement of common stock	(10,217)	(20,982)	(85,424)
Share-based compensation tax withholdings	(19,021)	(16,375)	(17,953)
Proceeds on stock option exercises	10,887	1,297	2,623
Deposits and other	2,968	(2,840)	(1,265)
Net cash used in financing activities	(15,383)	(354,663)	(106,012)
Effect of exchange rate changes on cash and cash equivalents	(12,281)	15,571	(25,518)
Net increase (decrease) in cash and cash equivalents	357,271	(188,466)	(2,797)
Cash and cash equivalents, beginning of period	303,222	491,688	494,485
Cash and cash equivalents, end of period	$660,493	$303,222	$491,688
Supplemental cash flow disclosures
Cash paid for interest	$5,918	$14,390	$7,836
Cash paid for income taxes and tax credits, net of refunds	$116,729	$79,588	$77,013
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,805	$2,274	$1,664
Business acquisition liabilities not yet paid	$—	$—	$5,593
Non-cash additions to property and equipment	$2,623	$950	$4,272
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
Accounting Principles
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of FTI Consulting and all of our subsidiaries. All intercompany transactions and balances have been eliminated. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
Foreign Currency
Results of operations for our non-United States subsidiaries are translated from the designated functional currency to the reporting currency of the United States dollar (“USD”). Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive loss.”
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
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the United States (“U.S.”). For the year ended December 31, 2024, we derived approximately 36% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.
Revenue Recognition
Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met or until consideration is received.

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
•Fixed-fee arrangements require the client to pay a fixed-fee in exchange for a predetermined set of professional services. We recognize revenues earned to date by applying the proportional performance method. Generally, these arrangements have one performance obligation because the promises to transfer goods or services within most of our agreements are not considered to be separately identifiable.
•Performance-based or contingent arrangements represent forms of variable consideration. In these arrangements, our fees are based on the attainment of contractually defined objectives with our client, such as completing a business transaction or assisting the client in achieving a specific business objective. We recognize revenues earned to date in an amount that is probable not to reverse using the expected value or most likely amount to determine the expected variable consideration and then apply the proportional performance method when the criteria for over time revenue recognition are met.
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
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $27.0 million, $23.0 million and $19.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in SG&A expenses on the Consolidated Statements of Comprehensive Income.
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
In August 2022, the Inflation Reduction Act (“IRA”) was enacted into law. The IRA, among other things, includes provisions that permit clean energy tax credits that are transferable to an unrelated third party in exchange for cash payment. When the control of the investment tax credits transfers, the acquired credits are recognized as deferred tax assets and are measured under Accounting Standards Codification Topic 740, Income Taxes. The difference between the purchase price and the tax basis of the purchased credits is recognized as deferred credits. The deferred credits are recognized in income tax expense in proportion to the reversal of the associated deferred tax asset. The amounts paid for the tax credits are presented in the “Cash paid for income taxes and tax credits, net of refunds” line in the supplemental cash flow disclosures.
Cash Equivalents
Cash equivalents consist of money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase.
Short-term Investment
The short-term investment represented an investment in a certificate of deposit with an original maturity of less than one year and was included in the “Prepaid expenses and other current assets” financial statement line item on the Consolidated Balance Sheets as of December 31, 2023. We classified the short-term investment as held-to-maturity in accordance with Accounting Standards Codification Topic 320, Investments - Debt and Equity Securities. Short-term investments classified as held-to-maturity are financial instruments the Company has the intent and ability to hold until maturity and are reported net of amortized cost. Interest earned on the short-term investment was recorded in “Interest income and other” on the Consolidated Statements of Comprehensive Income. The short-term investment matured during the year ended December 31, 2024.
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
Property and Equipment
We record property and equipment, including improvements that extend useful life, at cost, while maintenance and repairs are expensed as incurred. We calculate depreciation using the straight-line method based on an estimated useful life ranging from less than one year to 15 years for furniture, equipment and software. We amortize leasehold improvements over the shorter of the estimated useful life of the asset or the lease term. We capitalize costs incurred during the application development stage of computer software developed or obtained for internal use. Capitalized software developed for internal use is classified within computer equipment and software and is amortized over the estimated useful life of the software, which ranges from less than one year to 10 years. Purchased software licenses to be sold to customers are capitalized and amortized over the license term.
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest income of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. For the years ended December 31, 2024 and 2023, we recorded accrued interest income as a reduction to operating expenses on our Consolidated Statements of Comprehensive Income.
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
We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision maker.
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
2. New Accounting Standards
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. On January 1, 2024, we adopted ASU 2023-07 using the retrospective method for all prior periods presented in the financial statements. See Note 20, “Segment Reporting” for disclosures required under ASU 2023-07.
Accounting Standards Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure around certain income statement expense line items. The amendments in this ASU are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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
There were no 2.0% convertible senior notes due 2023 (“2023 Convertible Notes”) outstanding during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, we used the if-converted method for calculating the potential dilutive effect of the conversion feature of the principal amount of the 2023 Convertible Notes on earnings per common share. The conversion feature had a dilutive impact on earnings per common share for the years ended December 31, 2023 and 2022, as the average market price per share of our common stock for the periods exceeded the conversion price of $101.38 per share.

	Year Ended December 31,
	2024	2023	2022
Numerator — basic and diluted
Net income	$280,088	$274,892	$235,514
Denominator
Weighted average number of common shares outstanding — basic	35,208	33,924	33,693
Effect of dilutive share-based awards	517	559	599
Effect of dilutive stock options	120	295	325
Effect of dilutive convertible notes (1)	—	868	1,166
Weighted average number of common shares outstanding — diluted	35,845	35,646	35,783
Earnings per common share — basic	$7.96	$8.10	$6.99
Earnings per common share — diluted	$7.81	$7.71	$6.58
Antidilutive stock options and share-based awards	45	5	9

(1)    On August 17, 2023, we issued a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2023 Convertible Notes at maturity.
4. Revenues
We generate the majority of our revenues by providing consulting services to our clients. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for revenues.
Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers. We estimate that approximately 77% of our revenues recognized during the year ended December 31, 2024 were generated from time and expense contract arrangements. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in previous periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $20.0 million, $11.7 million and $24.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of December 31, 2024 and 2023, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $25.5 million and $34.6 million, respectively. We expect to recognize the majority of the related revenues over the next 36 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of December 31, 2024 and 2023, respectively.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of December 31, 2024 and 2023, respectively.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	December 31,
	2024	2023
Accounts receivable:
Billed receivables	$742,504	$745,371
Unbilled receivables	368,216	421,488
Allowance for expected credit losses	(90,546)	(64,717)
Accounts receivable, net	$1,020,174	$1,102,142
The following table summarizes the total provision for expected credit losses and write-offs:

	Year Ended December 31,
	2024	2023	2022
Provision for expected credit losses	$50,315	$35,149	$19,684
Write-offs	$24,949	$24,441	$13,085
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for the allowance for expected credit losses.
6. Special Charges
For the year ended December 31, 2024, we recorded special charges of $8.2 million. The charges related to targeted headcount reductions in areas of each segment and region where we realigned our workforce with current business demand for our consulting services. A portion of the special charges was paid during the year ended December 31, 2024 and the remaining amounts will be paid in cash in the next 12 months.
The following table details the special charges by segment.

Year Ended December 31, 2024
Corporate Finance	$5,326
FLC	1,785
Economic Consulting	8
Technology	667
Strategic Communications	295
Segment special charge	8,081
Unallocated Corporate	149
Total special charges	$8,230
There were no special charges recorded during the year ended December 31, 2023.
During the year ended December 31, 2022, we recorded special charges of $8.3 million, which consisted of employee severance and other employee-related costs associated with programmatic headcount reductions primarily in our FLC and Corporate Finance segments to realign our workforce with business demand.

7. Share-Based Compensation
Share-Based Incentive Compensation Plans
Under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, effective as of June 7, 2017, and as amended as of June 3, 2020, there were 644,842 shares of common stock available for grant as of December 31, 2024.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,

Income Statement Classification	2024	2023	2022
Direct cost of revenues	$22,179	$19,067	$15,312
Selling, general and administrative expenses	20,002	17,205	12,416
Total	$42,181	$36,272	$27,728
Restricted Share Awards
The following table summarizes our restricted share awards activity during the year ended December 31, 2024.

	Shares	Weighted Average Grant Date Fair Value
Restricted share awards outstanding at December 31, 2023	620	$122.88
Restricted share awards granted	139	$218.43
Restricted share awards vested	(131)	$104.77
Restricted share awards forfeited	(17)	$148.36
Restricted share awards outstanding at December 31, 2024	611	$147.80
As of December 31, 2024, there was $58.6 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 3.4 years. The total fair value of restricted share awards that vested during the years ended December 31, 2024, 2023 and 2022 was $28.1 million, $29.0 million and $42.1 million, respectively.
Restricted Stock Units
The following table summarizes our restricted stock units activity during the year ended December 31, 2024.

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2023	391	$100.28
Restricted stock units granted	143	$208.00
Restricted stock units released	(43)	$109.45
Restricted stock units forfeited	(2)	$118.64
Restricted stock units outstanding at December 31, 2024	489	$130.79
As of December 31, 2024, there was $37.4 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 4.4 years. The total fair value of restricted stock units released for the years ended December 31, 2024, 2023 and 2022 was $8.7 million, $6.6 million and $7.2 million, respectively.

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
The following table summarizes our performance stock units activity during the year ended December 31, 2024.

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at December 31, 2023	207	$166.22
Performance stock units granted (1)	84	$203.07
Performance stock units released	(79)	$143.81
Performance stock units forfeited (2)	(4)	$145.71
Performance stock units outstanding at December 31, 2024	208	$190.14

(1)    Performance stock units granted are presented at the maximum potential payout percentage of 150% of target shares granted.
(2)    Performance stock units are forfeited when the market or performance conditions for maximum payout are not achieved, including performance stock units that do not achieve any payout, or the employee is terminated prior to vesting.
As of December 31, 2024, there was $7.3 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 0.5 years. The total fair value of performance stock units released during the years ended December 31, 2024, 2023 and 2022 was $15.2 million, $11.7 million and $14.2 million, respectively.
The weighted average grant date fair value per share of restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2024, 2023 and 2022 was $211.79, $187.85 and $157.65, respectively. The fair value of our restricted share awards, restricted stock units and performance stock units that are subject to performance conditions is determined based on the closing market price per share of our common stock on the grant date. The fair value of our performance stock units subject to market conditions is calculated using a Monte Carlo pricing model as of the grant date.
Stock Options
We did not grant any stock options during the years ended December 31, 2024, 2023 and 2022. Historically, we used the Black-Scholes option-pricing model to determine the fair value of our stock option grants.
The following table summarizes our stock option activity during the year ended December 31, 2024.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2023	354	$37.21
Stock options exercised	(294)	$37.06
Stock options outstanding and exercisable at December 31, 2024	60	$37.93	1.7	$9,201
Cash received from option exercises for the years ended December 31, 2024, 2023 and 2022 was $10.9 million, $1.3 million and $2.3 million, respectively. The tax benefit realized from stock options exercised was immaterial for each of the years ended December 31, 2024, 2023 and 2022.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $52.0 million, $6.0 million and $8.8 million, respectively.
As of December 31, 2024, there was no unrecognized compensation cost related to stock options.
8. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
	2024	2023	2022
Interest income and other
Interest income	$8,468	$5,210	$4,619
Foreign exchange transaction gains (losses), net	549	(9,341)	57
Other	1,343	(736)	(758)
Total	$10,360	$(4,867)	$3,918
9. Balance Sheet Details
The table below presents the components of “Prepaid expenses and other current assets” and “Accounts payable, accrued expenses and other” as shown on the Consolidated Balance Sheets:

	December 31,
	2024	2023
Prepaid expenses and other current assets
Prepaid expenses	$57,044	$51,141
Short-term investment	—	25,461
Income tax receivable	6,596	15,062
Other current assets	30,313	27,428
Total	$93,953	$119,092
Accounts payable, accrued expenses and other
Accounts payable	$26,025	$21,719
Accrued expenses	82,659	74,712
Accrued taxes payable	43,873	58,734
Current operating lease liabilities	34,110	33,864
Other current liabilities	37,727	34,729
Total	$224,394	$223,758
10. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2024	2023
Leasehold improvements	$147,515	$149,132
Construction in progress	13,224	5,727
Furniture and equipment	36,624	38,827
Computer equipment and software	145,504	142,665
	342,867	336,351
Accumulated depreciation	(192,572)	(176,689)
Property and equipment, net	$150,295	$159,662

Depreciation expense for property and equipment totaled $43.9 million, $41.1 million and $35.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.
11. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2022	$516,500	$234,872	$268,055	$96,727	$111,439	$1,227,593
Foreign currency translation adjustment	1,405	1,629	427	75	3,440	6,976
Intersegment transfers in/(out) (3)	23,086	(23,086)	—	—	—	—
Balance at December 31, 2023	$540,991	$213,415	$268,482	$96,802	$114,879	$1,234,569
Foreign currency translation adjustment	(5,663)	(1,048)	(188)	(18)	(1,096)	(8,013)
Balance at December 31, 2024	$535,328	$212,367	$268,294	$96,784	$113,783	$1,226,556

(1)There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of December 31, 2024, 2023 and 2022.
(2)Amounts for our Strategic Communications segment include gross carrying values of $307.9 million, $309.0 million and $305.6 million as of December 31, 2024, 2023 and 2022, respectively, and accumulated impairment losses of $194.1 million as of December 31, 2024, 2023 and 2022.
(3)Includes the allocation of goodwill relating to the reclassification of the portion of the Company’s health solutions practice previously within our FLC segment to our realigned transformation & strategy practice within our Corporate Finance segment.
Intangible Assets
Intangible assets were as follows:

		December 31, 2024			December 31, 2023
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	9.4	$28,814	$18,656	$10,158	$27,000	$16,640	$10,360
Trademarks	6.0	9,166	8,269	897	9,712	7,129	2,583
Acquired software and other	1.9	841	751	90	888	646	242
	8.4	38,821	27,676	11,145	37,600	24,415	13,185
Non-amortizing intangible assets
Trademarks	Indefinite	5,625	—	5,625	5,100	—	5,100
Total		$44,446	$27,676	$16,770	$42,700	$24,415	$18,285
Intangible assets with finite lives are amortized over their estimated useful life. We recorded amortization expense of $4.2 million, $6.2 million and $9.6 million during the years ended December 31, 2024, 2023 and 2022, respectively. No impairment charges for intangible assets were recorded during the years ended December 31, 2024, 2023 and 2022.

We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

As of December 31, 2024 (1)
Year
2025	$3,041
2026	2,110
2027	2,039
2028	1,634
2029	1,465
Thereafter	856
$11,145

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.
12. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees:

	December 31,
	2024	2023
Notes receivable from employees — beginning	$106,428	$83,270
Notes granted	103,979	58,649
Repayments	(4,226)	(6,054)
Amortization	(51,621)	(27,784)
Cumulative translation adjustment and other	(547)	(1,653)
Notes receivable from employees — ending	154,013	106,428
Less: current portion	(44,894)	(30,997)
Notes receivable from employees, net of current portion	$109,119	$75,431
As of December 31, 2024 and 2023, there were 499 and 413 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2024, 2023 and 2022 was $51.6 million, $27.8 million and $30.8 million, respectively.
13. Financial Instruments
The fair values of all financial instruments are estimated to be equal to their carrying values as of December 31, 2024 and 2023. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted discounted cash flow model or a Monte Carlo pricing model. These fair value estimates represent Level 3 measurements as they are based on significant inputs not observed in the market and reflect our own assumptions. Significant increases (or decreases) in these unobservable inputs in isolation would result in significantly lower (or higher) fair values. We reassess the fair value of our acquisition-related contingent consideration at each reporting period based on additional information as it becomes available. The fair value of acquisition-related contingent consideration was $5.4 million and $12.8 million as of December 31, 2024 and 2023, respectively. There were no other assets or liabilities subject to Level 3 fair value measurements as of December 31, 2024 and 2023.
14. Debt
There was no debt outstanding as of December 31, 2024 and 2023.
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
There were $2.5 million and $3.4 million of unamortized debt issuance costs related to the Credit Facility as of December 31, 2024 and 2023, respectively. These amounts are included in “Other assets” on our Consolidated Balance Sheets.
15. Leases
We lease office space and equipment under non-cancelable operating leases. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

		December 31,
Leases	Classification	2024	2023
Assets
Operating lease assets	Operating lease assets	$198,318	$208,910
Total lease assets		$198,318	$208,910
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$34,110	$33,864
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	208,036	223,774
Total lease liabilities		$242,146	$257,638
The table below summarizes total lease costs:

	Year Ended December 31,
Lease Cost	2024	2023
Operating lease costs	$50,519	$53,136
Short-term lease costs	3,124	2,694
Variable lease costs and other	14,364	12,400
Total lease cost, net	$68,007	$68,230

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Consolidated Balance Sheets:

As of December 31, 2024
2025	$35,229
2026	50,728
2027	48,256
2028	37,936
2029	28,496
Thereafter	109,646
Total future lease payments	310,291
Less: imputed interest	(68,145)
Total	$242,146
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$56,495	$55,751

Operating lease assets obtained in exchange for lease liabilities	$28,693	$40,346

Weighted average remaining lease term (years)
Operating leases	7.6	7.9

Weighted average discount rate
Operating leases	6.0%	5.8%
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
As of December 31, 2024 and 2023, the Company was contingently liable under bank guarantees issued by our banks in favor of third parties that totaled $10.9 million and $7.8 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $42.7 million and $36.2 million at December 31, 2024 and 2023, respectively. The Company had $31.8 million and $28.4 million available under the facilities at December 31, 2024 and 2023, respectively. These bank guarantees are issued separate from our Credit Facility and, as a result, do not affect available borrowings under our Credit Facility.

17. Income Taxes
The table below summarizes significant components of deferred tax assets and liabilities:

	December 31,
	2024	2023
Deferred tax assets
Allowance for expected credit losses	$13,446	$7,597
Accrued vacation and bonus	51,045	47,115
Share-based compensation	15,081	13,857
Notes receivable from employees	16,046	10,770
State net operating loss carryforward	—	172
Foreign net operating and capital loss carryforward	20,411	13,487
Foreign tax credit carryforward	25,963	14,384
Deferred compensation	3,636	3,550
Operating lease assets	58,982	64,649
Employee benefits obligations	860	568
Other, net	5,913	2,691
Total deferred tax assets	211,383	178,840
Deferred tax liabilities
Revenue recognition	(2,833)	(2,427)
Operating lease liabilities	(47,923)	(52,673)
Property and equipment, net	(9,831)	(13,216)
Goodwill and intangible assets	(212,595)	(207,131)
Total deferred tax liabilities	(273,182)	(275,447)
Foreign withholding tax	(1,538)	(2,178)
Valuation allowance	(9,612)	(6,773)
Net deferred tax liabilities	$(72,949)	$(105,558)
As of December 31, 2024 and 2023, the Company recorded certain deferred tax assets related to foreign net operating loss and foreign capital loss carryforwards, which can be carried forward for periods ranging from 5 years to indefinite. Based on forward-looking financial information, the Company believes it is not more likely than not that the attributes will be utilized. Therefore, valuation allowances of $9.6 million and $6.8 million are recorded against the Company’s deferred tax assets as of December 31, 2024 and 2023, respectively.
The table below summarizes the components of income before income tax provision from continuing operations:

	Year Ended December 31,
	2024	2023	2022
Domestic	$238,241	$247,381	$165,553
Foreign	112,530	110,982	132,196
Total	$350,771	$358,363	$297,749

The table below summarizes the components of income tax provision from continuing operations:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$30,689	$28,463	$24,227
State	18,242	18,878	12,935
Foreign	38,357	38,029	34,917
	87,288	85,370	72,079
Deferred
Federal	(8,238)	6,363	(2,717)
State	(3,666)	(3,514)	(1,173)
Foreign	(4,701)	(4,748)	(5,954)
	(16,605)	(1,899)	(9,844)
Income tax provision	$70,683	$83,471	$62,235
Our income tax provision from continuing operations resulted in effective tax rates that varied from the federal statutory income tax rate as summarized below:

	Year Ended December 31,
	2024	2023	2022
Income tax expense at federal statutory rate	$73,662	$75,256	$62,526
State income taxes, net of federal benefit	13,508	12,562	10,486
Detriment from foreign tax rates	6,616	9,418	5,811
Other expenses not deductible for tax purposes	6,927	5,793	3,365
Adjustment to reserve for uncertain tax positions	348	(797)	(609)
Share-based compensation	(17,079)	(5,422)	(9,372)
Release of valuation allowance on foreign tax credits	—	—	(3,536)
Income tax benefit related to the License Agreement, net	—	—	(2,034)
U.S. foreign tax credits	(12,315)	(9,464)	(4,049)
Other adjustments, net	(984)	(3,875)	(353)
Income tax provision	$70,683	$83,471	$62,235
The income tax provision for the years ended December 31, 2024 and 2023 was $70.7 million and $83.5 million, respectively. The decrease in the income tax provision was primarily due to a more favorable tax benefit related to share-based compensation, as a larger number of non-qualified stock options were exercised during the year ended December 31, 2024 as compared to the prior year.
We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2021. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2016.
Our liability for uncertain tax positions was $0.7 million and $1.6 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, our accrual for the payment of tax-related interest and penalties was not significant.
18. Stockholders’ Equity
Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.3 billion on December 1, 2022. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2024, we had $450.4 million available under the Repurchase Program to repurchase additional shares.

The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2024	2023	2022
Shares of common stock repurchased and retired	52	112	574
Average price paid per share	$197.53	$158.70	$154.23
Total cost	$10,216	$17,797	$88,595
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
Common Stock Outstanding
Common stock outstanding was approximately 35.9 million shares and 35.5 million shares as of December 31, 2024 and 2023, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
19. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax, Roth post-tax and/or traditional post-tax contributions not to exceed annual maximums established by the Internal Revenue Service (“IRS”). We match a certain percentage of a participant’s combined pre-tax and Roth post-tax contributions pursuant to the terms of the plan, which is limited to a percentage of the participant’s eligible compensation as established by the IRS. We made contributions related to the plan of $39.5 million, $36.6 million and $32.4 million during the years ended December 31, 2024, 2023 and 2022, respectively.
We also maintain several defined contribution pension plans for our employees in the UK and other foreign countries. We contributed to these plans $17.7 million, $15.3 million and $12.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
20. Segment Reporting
We manage our business in five reportable segments: Corporate Finance, FLC, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, as well as other parties-in-interest and governments. We deliver a wide range of services centered around three core offerings: Transactions, Transformation & Strategy and Turnaround & Restructuring.
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk & investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations.
Our Economic Consulting segment, including subsidiary Compass Lexecon LLC, provides law firms, companies, government entities and other interested parties with analyses of complex economic issues for use in international arbitration, legal and regulatory proceedings and strategic decision making and public policy debates around the world. We deliver a wide range of services centered around three core offerings: Antitrust & Competition Economics, Financial Economics and International Arbitration.
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, M&A, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery and Analytics Services and Expertise, and Information Governance, Privacy & Security Services.

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
We have considered information that is regularly provided to our Chief Executive Officer, who is our chief operating decision maker (“CODM”) for our segment reporting disclosure. Our CODM assesses the performance and allocates resources to each segment based on revenues and multiple measures of segment profit, including gross profit, which is the measure closest to GAAP reporting principles. Gross profit is defined as revenues less direct costs of revenues. Our CODM is not provided asset information by reportable segment.
The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Year Ended December 31, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,391,206	$690,211	$863,557	$417,637	$336,041	$3,698,652
Direct costs
Compensation expenses (1)	850,959	432,157	568,286	152,107	182,227	2,185,736
Other segment items (2)	86,497	32,869	60,138	120,412	31,074	330,990
	937,456	465,026	628,424	272,519	213,301	2,516,726
Segment gross profit (3)	$453,750	$225,185	$235,133	$145,118	$122,740	$1,181,926

Year Ended December 31, 2023	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,346,678	$654,105	$771,374	$387,855	$329,230	$3,489,242
Direct costs
Compensation expenses (1)	826,228	400,457	509,100	134,576	179,485	2,049,846
Other segment items (2)	88,479	36,861	43,597	104,767	30,666	304,370
	914,707	437,318	552,697	239,343	210,151	2,354,216
Segment gross profit (3)	$431,971	$216,787	$218,677	$148,512	$119,079	$1,135,026

Year Ended December 31, 2022	Corporate Finance (4)	FLC (4)	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,147,118	$579,933	$695,208	$319,983	$286,666	$3,028,908
Direct costs
Compensation expenses (1)	705,150	372,265	476,530	114,031	150,482	1,818,458
Other segment items (2)	61,398	31,656	34,457	92,580	27,428	247,519
	766,548	403,921	510,987	206,611	177,910	2,065,977
Segment gross profit (3)	$380,570	$176,012	$184,221	$113,372	$108,756	$962,931

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees, depreciation and other costs. In our Technology segment, other segment items also include expenses related to software and licensing and data storage.
(3)Includes cost recovery for work performed by segments on internal projects of $15.3 million, $2.9 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(4)Effective July 1, 2023, prior period segment information for the Corporate Finance and FLC segments has been recast in this Annual Report to include the reclassification of the portion of the Company’s health solutions practice in the FLC segment to our realigned transformation & strategy practice within our Corporate Finance segment.

The table below reconciles income before tax provision to total segment gross profit:

	Year Ended December 31,
	2024	2023	2022
Income before tax provision	$350,771	$358,363	$297,749
Add back:
Interest expense	6,951	14,331	10,047
Interest income and other	(10,360)	4,867	(3,918)
Amortization of intangibles	4,183	6,159	9,643
Special charges	8,230	—	8,340
Selling, general and administrative expenses (1)	822,151	751,306	641,070
Total segment gross profit (1)	$1,181,926	$1,135,026	$962,931

(1) Includes cost recovery for work performed by segments on internal projects of $15.3 million, $2.9 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The table below details total revenues by country. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2024	2023	2022
U.S.	$2,368,527	$2,209,276	$1,922,337
UK	485,291	471,134	419,197
All other foreign countries (1)	844,834	808,832	687,374
Total revenues	$3,698,652	$3,489,242	$3,028,908

(1) There are no countries included in these amounts that individually represented more than 10 percent of total revenues for the years ended December 31, 2024, 2023 and 2022.
We do not have a single customer that represents 10% or more of our consolidated revenues.
The table below details information on our long-lived assets, which include property and equipment, net and non-current operating lease assets, by country. Long-lived assets have been attributed to locations based on the location of the legal entity holding the assets.

	December 31,
	2024	2023
U.S.	$209,946	$224,467
UK	31,724	38,045
All other foreign countries (1)	106,943	106,060
Total long-lived assets	$348,613	$368,572

(1) There are no countries included in these amounts that individually represented more than 10 percent of long-lived assets as of December 31, 2024 and 2023.
21. Subsequent Events
During the first quarter of 2025, we continued to implement targeted headcount reductions in areas of each segment and region where we need to realign our workforce with current business demands. The Company expects to record a special charge of approximately $17 million in the first quarter of 2025.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(b) Trading plans
During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required in Part III is omitted from this Annual Report but is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2024, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission (“SEC”).
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Information About Our Executive Officers and Compensation” and “Policy on Inside Information and Insider Trading” is incorporated herein by reference.
We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at https://www.fticonsulting.com/~/media/Files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to certain provisions of the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website within four business days following the date of the amendment or waiver, or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 555 12th Street NW, Suite 700, Washington, D.C. 20004, email address: mike.rosenthall@fticonsulting.com.
ITEM 11.    EXECUTIVE COMPENSATION
The information contained in our proxy statement under the captions “Information About Our Executive Officers and Compensation,” “Compensation of Non-Employee Directors and Policy on Non-Employee Director Equity Ownership” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.
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
		Consolidated Balance Sheets — December 31, 2024 and 2023
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Cash Flows — Years Ended December 31, 2024, 2023 and 2022
		Notes to Consolidated Financial Statements
	(2)	All schedules are omitted as the information is not required or is otherwise provided in the financial statements or notes thereto.
	(3)	Exhibit Index

Exhibit Number	Description of Exhibits

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

Exhibit Number	Description of Exhibits

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

Exhibit Number	Description of Exhibits

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

10.97 **
Second Amendment and Restatement Agreement, dated as of November 21, 2022, among FTI Consulting, Inc., a Maryland corporation, the Subsidiaries of the Company party hereto, as Guarantors, the Lenders and L/C Issuers party hereto and Bank of America, N.A., as administrative agent (including Annex B - Second Amended and Restated Credit Agreement dated as of November 21, 2022, by and among FTI Consulting, Inc., the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent). (Filed with the Securities and Exchange Commission on November 22, 2022 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated November 21, 2022 and incorporated herein by reference.)

10.98 *
Amendment No. 6 dated as of September 30, 2024 to Employment Agreement dated as of December 13, 2013, by and between FTI Consulting, Inc. and Steven H. Gunby. (Filed with the Securities and Exchange Commission on October 1, 2024 as an exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 25, 2024 and incorporated herein by reference.)

14.1
FTI Consulting, Inc. Code of Ethics and Business Conduct, Amended and Restated Effective as of September 26, 2024. (Filed with the Securities and Exchange Commission on September 26, 2024 as an Exhibit to FTI Consulting, Inc.’s Current Report on Form 8-K dated September 24, 2024 and incorporated herein by reference.)

Exhibit Number	Description of Exhibits

19.1
Policy on Insider Information and Insider Trading, Amended and Restated Effective February 27, 2023. (Filed with the Securities and Exchange Commission on April 27, 2023 as an exhibit to FTI Consulting, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated by herein by reference).

21.1 †	Subsidiaries of FTI Consulting, Inc.

23.1 †	Consent of KPMG LLP.

31.1 †	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2 †	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1 † (1)	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2 † (1)	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

97.1
Compensation Recoupment (Clawback) Policy Effective October 2, 2023. (Filed with the Securities and Exchange Commission as an exhibit to FTI Consulting, Inc.’s Annual Report on Form 10-K for the Year Ended December 31, 2023, filed with the SEC on February 22, 2024 and incorporated herein by reference.)

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

101
The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2024, included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

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
(1) This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 20th day of February 2025.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Steven H. Gunby
/s/ AJAY SABHERWAL	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Ajay Sabherwal
/s/ BRENDAN KEATING	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2025
Brendan Keating
/s/ GERARD E. HOLTHAUS	Director and Chairman of the Board	February 20, 2025
Gerard E. Holthaus
/s/ BRENDA J. BACON	Director	February 20, 2025
Brenda J. Bacon
/s/ MARK S. BARTLETT	Director	February 20, 2025
Mark S. Bartlett
/s/ ELSY BOGLIOLI	Director	February 20, 2025
Elsy Boglioli
/s/ CLAUDIO COSTAMAGNA	Director	February 20, 2025
Claudio Costamagna
/s/ NICHOLAS C. FANANDAKIS	Director	February 20, 2025
Nicholas C. Fanandakis
/s/ STEPHEN C. ROBINSON	Director	February 20, 2025
Stephen C. Robinson
/s/ LAUREEN E. SEEGER	Director	February 20, 2025
Laureen E. Seeger