Form 10-Q
period 2025-03-31
FTI CONSULTING, INC
filed 2025-04-24
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2025
Common Stock, $0.01 par value	34,286,988

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$151,121	$660,493
Accounts receivable, net	1,096,020	1,020,174
Current portion of notes receivable	76,348	44,894
Prepaid expenses and other current assets	105,418	93,953
Total current assets	1,428,907	1,819,514
Property and equipment, net	162,097	150,295
Operating lease assets	192,266	198,318
Goodwill	1,231,658	1,226,556
Intangible assets, net	15,831	16,770
Notes receivable, net	230,571	109,119
Other assets	86,372	76,258
Total assets	$3,347,702	$3,596,830
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$236,023	$224,394
Accrued compensation	333,174	639,745
Billings in excess of services provided	68,094	67,620
Total current liabilities	637,291	931,759
Long-term debt	160,000	—
Noncurrent operating lease liabilities	201,193	208,036
Deferred income taxes	110,858	111,825
Other liabilities	88,722	86,920
Total liabilities	1,198,064	1,338,540
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 34,855 (2025) and 35,913 (2024)	349	359
Additional paid-in capital	—	39,650
Retained earnings	2,311,287	2,394,853
Accumulated other comprehensive loss	(161,998)	(176,572)
Total stockholders’ equity	2,149,638	2,258,290
Total liabilities and stockholders’ equity	$3,347,702	$3,596,830

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$898,282	$928,553
Operating expenses
Direct cost of revenues	608,928	626,034
Selling, general and administrative expenses	184,335	201,870
Special charges	25,295	—
Amortization of intangible assets	1,017	1,016
	819,575	828,920
Operating income	78,707	99,633
Other income (expense)
Interest income and other	2,842	1,581
Interest expense	(968)	(1,719)
	1,874	(138)
Income before income tax provision	80,581	99,495
Income tax provision	18,757	19,530
Net income	$61,824	$79,965
Earnings per common share — basic	$1.76	$2.29
Earnings per common share — diluted	$1.74	$2.23
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$14,574	$(11,433)
Total other comprehensive income (loss), net of tax	14,574	(11,433)
Comprehensive income	$76,398	$68,532

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290
Net income	—	$—	$—	$61,824	$—	$61,824
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14,574	14,574
Issuance of common stock in connection with:
Exercise of options	2	—	80	—	—	80
Restricted share grants, less net settled shares of 64	67	1	(11,577)	—	—	(11,576)
Stock units issued under incentive compensation plan	—	—	4,369	—	—	4,369
Purchase and retirement of common stock, including excise tax	(1,127)	(11)	(187,665)	—	—	(187,676)
Share-based compensation	—	—	9,753	—	—	9,753
Reclassification of negative additional paid-in capital	—	—	145,390	(145,390)	—	—
Balance at March 31, 2025	34,855	$349	$—	$2,311,287	$(161,998)	$2,149,638

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$79,965	$—	$79,965
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(11,433)	(11,433)
Issuance of common stock in connection with:
Exercise of options	106	1	3,897	—	—	3,898
Restricted share grants, less net settled shares of 57	70	1	(11,112)	—	—	(11,111)
Stock units issued under incentive compensation plan	—	—	2,805	—	—	2,805
Share-based compensation	—	—	8,812	—	—	8,812
Balance at March 31, 2024	35,697	$357	$21,162	$2,194,730	$(161,893)	$2,054,356

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$61,824	$79,965
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	10,145	10,424
Amortization of intangible assets	1,017	1,016
Amortization of notes receivable	9,930	12,377
Provision for expected credit losses	7,214	11,420
Share-based compensation	9,753	8,812
Deferred income taxes	8,889	(8,107)
Other	275	896
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(74,890)	(73,201)
Notes receivable, net of repayments	(162,003)	(48,314)
Prepaid expenses and other assets	(4,445)	(5,612)
Accounts payable, accrued expenses and other	7,653	4,317
Income taxes	(30,198)	1,691
Accrued compensation	(310,495)	(271,044)
Billings in excess of services provided	121	542
Net cash used in operating activities	(465,210)	(274,818)
Investing activities
Purchases of property and equipment and other	(17,803)	(4,640)
Maturity of short-term investment	—	25,246
Net cash provided by (used in) investing activities	(17,803)	20,606
Financing activities
Borrowings under revolving line of credit	235,000	280,000
Repayments under revolving line of credit	(75,000)	(75,000)
Purchase and retirement of common stock	(182,641)	—
Share-based compensation tax withholdings	(11,576)	(11,111)
Proceeds on stock option exercises	85	2,399
Deposits and other	1,831	2,297
Net cash provided by (used in) financing activities	(32,301)	198,585
Effect of exchange rate changes on cash and cash equivalents	5,942	(3,635)
Net decrease in cash and cash equivalents	(509,372)	(59,262)
Cash and cash equivalents, beginning of period	660,493	303,222
Cash and cash equivalents, end of period	$151,121	$243,960
Supplemental cash flow disclosures
Cash paid for interest	$461	$765
Cash paid for income taxes and tax credits, net of refunds	$40,066	$25,943
Non-cash financing activities:
Issuance of stock units under incentive compensation plans	$4,369	$2,805
Excise tax on purchase and retirement of common stock	$1,526	$—
Non-cash additions to property and equipment	$4,843	$150
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. The fair values of all financial instruments are estimated to be equal to their carrying values as of March 31, 2025 and December 31, 2024. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

	Three Months Ended March 31,
	2025	2024
Numerator — basic and diluted
Net income	$61,824	$79,965
Denominator
Weighted average number of common shares outstanding — basic	35,053	34,977
Effect of dilutive share-based awards	401	549
Effect of dilutive stock options	46	261
Weighted average number of common shares outstanding — diluted	35,500	35,787
Earnings per common share — basic	$1.76	$2.29
Earnings per common share — diluted	$1.74	$2.23
Antidilutive stock options and share-based awards	222	25
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $10.8 million and $6.4 million for the three months ended March 31, 2025 and 2024, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee, performance-based and contingent arrangements. As of March 31, 2025 and December 31, 2024, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $28.0 million and $25.5 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2025 and December 31, 2024.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of March 31, 2025 and December 31, 2024.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Accounts receivable:
Billed receivables	$763,635	$742,504
Unbilled receivables	420,584	368,216
Allowance for expected credit losses	(88,199)	(90,546)
Accounts receivable, net	$1,096,020	$1,020,174
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2025	2024
Provision for expected credit losses	$7,214	$11,420
Write-offs	$10,410	$10,370
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Special Charges
During the three months ended March 31, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services. These targeted headcount reductions concluded as of March 31, 2025. A portion of the special charges was paid during the three months ended March 31, 2025 and the remaining amounts will be paid in cash in the next 12 months. Liabilities related to the special charges were $16.7 million and $6.1 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are included in “Accounts payable, accrued expenses and other” on our Condensed Consolidated Balance Sheets.
The following table details the special charges by segment:

Three Months Ended March 31, 2025
Corporate Finance & Restructuring (“Corporate Finance”)	$11,696
Forensic and Litigation Consulting (“FLC”)	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total	$25,295
There were no special charges recorded during the three months ended March 31, 2024.

7. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2024	$535,328	$212,367	$268,294	$96,784	$113,783	$1,226,556
Foreign currency translation adjustment	1,928	1,073	194	42	1,865	5,102
Balance at March 31, 2025	$537,256	$213,440	$268,488	$96,826	$115,648	$1,231,658

(1)    There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of March 31, 2025 and December 31, 2024.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $309.8 million and $307.9 million as of March 31, 2025 and December 31, 2024, respectively, and accumulated impairment losses of $194.1 million as of March 31, 2025 and December 31, 2024.
Intangible Assets
Intangible assets were as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$29,161	$19,555	$9,606	$28,814	$18,656	$10,158
Trademarks	9,528	8,996	532	9,166	8,269	897
Acquired software and other	874	806	68	841	751	90
	39,563	29,357	10,206	38,821	27,676	11,145
Non-amortizing intangible assets
Trademarks	5,625	—	5,625	5,625	—	5,625
Total	$45,188	$29,357	$15,831	$44,446	$27,676	$16,770
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1.0 million during each of the three months ended March 31, 2025 and 2024.
8. Debt
Long-term debt outstanding under our senior unsecured bank revolving credit facility (“Credit Facility”) was $160.0 million as of March 31, 2025 and there was no current portion. There was no debt outstanding as of December 31, 2024.
In November 2022, we entered into the second amended and restated credit agreement governing our Credit Facility to, among other things, (i) extend the maturity to November 21, 2027, (ii) increase the revolving line of credit limit from $550.0 million to $900.0 million, and (iii) increase the incremental facility from $150.0 million to a maximum of $300.0 million, subject to certain conditions, and incurred an additional $4.0 million of debt issuance costs. The Credit Facility was originally guaranteed by substantially all of our wholly owned domestic subsidiaries and was originally secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries. In October 2024, the Company’s credit rating was upgraded to investment grade by S&P Global. The upgraded rating triggered a Ratings Collateral Release Date under, and as defined in, the Credit Facility. Upon the occurrence of the Ratings Collateral Release Date, the security interests and liens previously granted to the lenders were automatically terminated and released, and the Credit Facility is now unsecured, with only unsecured guarantees being provided by substantially all of our wholly owned domestic subsidiaries.
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
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease assets	$192,266	$198,318
Total lease assets		$192,266	$198,318
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$33,839	$34,110
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	201,193	208,036
Total lease liabilities		$235,032	$242,146
The table below summarizes total lease costs:

	Three Months Ended March 31,
Lease Cost	2025	2024
Operating lease costs	$12,608	$12,543
Short-term lease costs	922	441
Variable lease costs and other	3,833	3,087
Total lease cost, net	$17,363	$16,071
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of March 31, 2025
2025 (remaining)	$22,235
2026	51,437
2027	48,831
2028	38,388
2029	28,762
Thereafter	110,172
Total future lease payments	299,825
Less: imputed interest	(64,793)
Total	$235,032

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$14,214	$13,942

Operating lease assets obtained in exchange for lease liabilities	$369	$1,209

Weighted average remaining lease term (years)
Operating leases	7.5	7.7

Weighted average discount rate
Operating leases	6.0%	5.9%
10. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or our results of operations. During the three months ended March 31, 2025, the Company recorded the impact of proceeds received from legal settlements. These amounts are included as a gain in “Selling, general and administrative (“SG&A”) expenses” on our Condensed Consolidated Statements of Comprehensive Income.
As of March 31, 2025 and December 31, 2024, the Company was contingently liable under bank guarantees issued in favor of third parties that totaled $13.1 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $46.8 million and $42.7 million as of March 31, 2025 and December 31, 2024, respectively. The Company had $33.7 million and $31.8 million available under the guarantee facilities as of March 31, 2025 and December 31, 2024, respectively. These bank guarantees are issued separate from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
11. Share-Based Compensation
During the three months ended March 31, 2025, we granted equity awards of 33,243 restricted shares, 64,702 restricted stock units and 105,632 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, 6,355 shares of restricted stock and 3,867 restricted stock units were forfeited prior to the completion of the applicable vesting requirements. Additionally, 31,333 performance stock units were forfeited during the three months ended March 31, 2025, including award targets that were not achieved.
Total share-based compensation expense, net of forfeitures, is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2025	2024
Direct cost of revenues	$4,717	$5,718
Selling, general and administrative expenses	4,589	4,500
Total share-based compensation expense	$9,306	$10,218
12. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.3 billion on December 1, 2022. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued

or replaced by the Board of Directors at any time without prior notice. As of March 31, 2025, we had $264.3 million available under the Repurchase Program to repurchase additional shares of our common stock.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2025	2024
Shares of common stock repurchased and retired	1,127	—
Average price paid per share (1)	$165.15	$—
Total cost (1)	$186,127	$—

(1)    Excludes excise tax of $1.5 million incurred during the three months ended March 31, 2025.
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
Common Stock Outstanding
Common stock outstanding was approximately 34.9 million shares and 35.9 million shares as of March 31, 2025 and December 31, 2024, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, mergers & acquisitions, restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery and Analytics Services and Expertise, and Information Governance, Privacy & Security Services.
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
The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Three Months Ended March 31, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$343,645	$190,602	$179,861	$97,156	$87,018	$898,282
Direct costs
Compensation expenses (1)	210,418	110,878	129,105	37,131	45,479	533,011
Other segment items (2)	21,154	7,083	9,340	27,127	11,213	75,917
	231,572	117,961	138,445	64,258	56,692	608,928
Segment gross profit (3)	$112,073	$72,641	$41,416	$32,898	$30,326	$289,354

Three Months Ended March 31, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$366,010	$176,074	$204,548	$100,713	$81,208	$928,553
Direct costs
Compensation expenses (1)	215,440	104,362	144,301	36,600	44,219	544,922
Other segment items (2)	22,750	8,032	15,139	27,469	7,722	81,112
	238,190	112,394	159,440	64,069	51,941	626,034
Segment gross profit (3)	$127,820	$63,680	$45,108	$36,644	$29,267	$302,519

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees, depreciation and other costs. In our Technology segment, other segment items also include expenses related to software and licensing and data storage.
(3)Includes internal cost recovery for work performed on corporate projects of $3.6 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. Costs associated with billable work performed on corporate projects are included in unallocated corporate expenses as SG&A expenses in the Condensed Consolidated Statements of Comprehensive Income.
The table below reconciles income before income tax provision to total segment gross profit:

	Three Months Ended March 31,
	2025	2024
Income before income tax provision	$80,581	$99,495
Add back:
Interest expense	968	1,719
Interest income and other	(2,842)	(1,581)
Amortization of intangibles	1,017	1,016
Special charges	25,295	—
Selling, general and administrative expenses (1)	184,335	201,870
Total segment gross profit (1)	$289,354	$302,519

(1)Includes internal cost recovery for work performed on corporate projects of $3.6 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. Costs associated with billable work performed on corporate projects are included in unallocated corporate expenses as SG&A expenses in the Condensed Consolidated Statements of Comprehensive Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three months ended March 31, 2025 and 2024, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management consulting and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and analytics-powered solutions driven by investigations, litigation, antitrust and competition, mergers & acquisitions (“M&A”), restructuring and compliance and risk through three core offerings: Corporate Legal Department Consulting, E-discovery and Analytics Services and Expertise, and Information Governance, Privacy & Security Services.
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

Our contract arrangements may also contain success fees or performance-based arrangements in which our fees are based on the attainment of contractually defined objectives with our client. This type of success fee may supplement a time and expense or fixed-fee arrangement. Success fees and other contractual terms may cause variations in our revenues and operating results due to the timing of when achieving the performance-based criteria becomes probable. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenue recognition across our segments.
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

We define Segment Operating Income as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment Operating Income for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income for the purpose of calculating Adjusted Segment EBITDA, which is a non-GAAP financial measure. We define Adjusted Segment EBITDA as Segment Operating Income before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects core operating performance and provides an indicator of the segment’s ability to generate cash. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2025	2024

	(dollar amounts in thousands, except per share data)
Revenues	$898,282	$928,553
Special charges (1)	$25,295	$—
Net income	$61,824	$79,965
Adjusted EBITDA	$115,164	$111,073
EPS	$1.74	$2.23
Adjusted EPS	$2.29	$2.23
Net cash used in operating activities	$(465,210)	$(274,818)
Total number of employees	8,105	8,055

(1)Excluded from non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS
First Quarter 2025 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2025 decreased $30.3 million, or 3.3%, compared to the three months ended March 31, 2024. The decrease in revenues was primarily due to decreased revenues in our Economic Consulting and Corporate Finance segments, which was partially offset by higher revenues in our FLC and Strategic Communications segments.
Special Charges
During the three months ended March 31, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services. These targeted headcount reductions concluded as of March 31, 2025. A portion of the special charges was paid during the three months ended March 31, 2025 and the remaining amounts will be paid in cash in the next 12 months.
The following table details the special charges by segment:

Three Months Ended March 31, 2025
Corporate Finance	$11,696
FLC	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total	$25,295
There were no special charges recorded during the three months ended March 31, 2024.
Net income
Net income for the three months ended March 31, 2025 decreased $18.1 million, or 22.7%, compared to the three months ended March 31, 2024. The decrease in net income was primarily due to lower revenues and special charges recorded during the three months ended March 31, 2025, which was partially offset by a decrease in selling, general and administrative (“SG&A”) expenses, primarily due to legal settlement gains, and a decrease in direct cost of revenues as compared to the same quarter in the prior year.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2025 increased $4.1 million, or 3.7%, compared to the three months ended March 31, 2024. Adjusted EBITDA Margin of 12.8% for the three months ended March 31, 2025 compared to 12.0% for the three months ended March 31, 2024. The increase in Adjusted EBITDA was primarily due to lower SG&A expenses, primarily due to legal settlement gains, as well as lower direct cost of revenues, which more than offset the decline in revenues compared to the same quarter in the prior year. Adjusted EBITDA excludes special charges.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2025 decreased $0.49 to $1.74 compared to $2.23 for the three months ended March 31, 2024. The decrease in EPS was primarily due to lower net income as described above.
Adjusted EPS for the three months ended March 31, 2025 increased $0.06 to $2.29 compared to $2.23 for the three months ended March 31, 2024. Adjusted EPS for the three months ended March 31, 2025 excludes the $25.3 million in special charges, which increased Adjusted EPS by $0.55.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended March 31, 2025 increased $190.4 million, or 69.3%, to $465.2 million compared to $274.8 million for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily due to an increase in forgivable loan issuances, higher variable compensation and a decrease in cash collections. Days sales outstanding (“DSO”) of 100 days at March 31, 2025 compared to 105 days at March 31, 2024.
Free Cash Flow was an outflow of $483.0 million and $279.5 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in Free Cash Flow was primarily due to higher net cash used in operating activities, as described above, and higher net cash used for purchases of property and equipment.
Headcount
The following table includes the net headcount reductions by segment and in total for the three months ended March 31, 2025. The net reductions include involuntary terminations related to special charges and voluntary terminations in our Economic Consulting segment:

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2024	2,286	1,542	1,110	714	981	6,633	1,741	8,374
Reductions, net	(37)	(33)	(91)	(33)	(44)	(238)	(31)	(269)
March 31, 2025	2,249	1,509	1,019	681	937	6,395	1,710	8,105
Percentage change in headcount from December 31, 2024	(1.6)%	(2.1)%	(8.2)%	(4.6)%	(4.5)%	(3.6)%	(1.8)%	(3.2)%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share data)
Revenues
Corporate Finance	$343,645	$366,010
FLC	190,602	176,074
Economic Consulting	179,861	204,548
Technology	97,156	100,713
Strategic Communications	87,018	81,208
Total revenues	$898,282	$928,553
Segment operating income
Corporate Finance	$40,950	$71,919
FLC	30,106	31,967
Economic Consulting	12,089	12,865
Technology	6,594	10,939
Strategic Communications	8,725	11,474
Total segment operating income	98,464	139,164
Unallocated corporate expenses	(19,757)	(39,531)
Operating income	78,707	99,633
Other income (expense)
Interest income and other	2,842	1,581
Interest expense	(968)	(1,719)
	1,874	(138)
Income before income tax provision	80,581	99,495
Income tax provision	18,757	19,530
Net income	$61,824	$79,965
Earnings per common share — basic	$1.76	$2.29
Earnings per common share — diluted	$1.74	$2.23
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net income	$61,824	$79,965
Add back:
Income tax provision	18,757	19,530
Interest income and other	(2,842)	(1,581)
Interest expense	968	1,719
Depreciation of property and equipment	10,145	10,424
Amortization of intangible assets	1,017	1,016
Special charges	25,295	—
Adjusted EBITDA	$115,164	$111,073

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share data)
Net income	$61,824	$79,965
Add back:
Special charges	25,295	—
Tax impact of special charges	(5,799)	—
Adjusted Net Income	$81,320	$79,965
EPS	$1.74	$2.23
Add back:
Special charges	0.71	—
Tax impact of special charges	(0.16)	—
Adjusted EPS	$2.29	$2.23
Weighted average number of common shares outstanding — diluted	35,500	35,787
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(465,210)	$(274,818)
Purchases of property and equipment	(17,803)	(4,641)
Free Cash Flow	$(483,013)	$(279,459)
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses decreased $19.8 million, or 50.0%, to $19.8 million for the three months ended March 31, 2025, primarily due to a legal settlement gain.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $1.3 million, or 79.8%, to $2.8 million for the three months ended March 31, 2025, primarily due to a $1.9 million increase in interest income, which was partially offset by a $0.8 million increase in net FX losses.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense decreased $0.8 million, or 43.7%, to $1.0 million for the three months ended March 31, 2025, primarily due to lower borrowings on our senior unsecured bank revolving credit facility (“Credit Facility”).
Income tax provision
Our income tax provision decreased $0.8 million, or 4.0%, to $18.8 million for the three months ended March 31, 2025 compared to $19.5 million for the three months ended March 31, 2024. Our effective tax rate of 23.3% for the three months ended March 31, 2025 compared to 19.6% for the three months ended March 31, 2024. The decrease in the income tax provision was due to a decrease in income before income tax provision, which was partially offset by an increase in the tax rate.

The tax rate for the three months ended March 31, 2025 was impacted by a less favorable tax benefit related to share-based compensation, as a smaller number of non-qualified stock options were exercised compared to the three months ended March 31, 2024.
SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following table reconciles Segment Operating Income to Adjusted Segment EBITDA for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$61,824
Interest income and other							(2,842)
Interest expense							968
Income tax provision							18,757
Operating income	$40,950	$30,106	$12,089	$6,594	$8,725	$(19,757)	$78,707
Depreciation of property and equipment	2,582	1,713	1,359	3,070	841	580	10,145
Amortization of intangible assets	719	229	—	—	69	—	1,017
Special charges	11,696	5,475	983	1,928	3,268	1,945	25,295
Adjusted EBITDA	$55,947	$37,523	$14,431	$11,592	$12,903	$(17,232)	$115,164

Three Months Ended March 31, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$79,965
Interest income and other							(1,581)
Interest expense							1,719
Income tax provision							19,530
Operating income	$71,919	$31,967	$12,865	$10,939	$11,474	$(39,531)	$99,633
Depreciation of property and equipment	2,473	1,629	1,285	3,642	882	513	10,424
Amortization of intangible assets	833	113	—	—	70	—	1,016
Adjusted EBITDA	$75,225	$33,709	$14,150	$14,581	$12,426	$(39,018)	$111,073

Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net income	$61,824	$79,965
Add back:
Income tax provision	18,757	19,530
Interest income and other	(2,842)	(1,581)
Interest expense	968	1,719
Unallocated corporate expenses	19,757	39,531
Total segment operating income	98,464	139,164
Add back:
Segment depreciation expense	9,565	9,911
Amortization of intangible assets	1,017	1,016
Segment special charges	23,350	—
Total Adjusted Segment EBITDA	$132,396	$150,091

Other Segment Operating Data

	Three Months Ended March 31,
	2025	2024
Number of billable professionals (at period end):
Corporate Finance	2,249	2,185
FLC	1,509	1,463
Economic Consulting	1,019	1,091
Technology (1)	681	646
Strategic Communications	937	981
Total billable professionals	6,395	6,366
Utilization rates of billable professionals: (2)
Corporate Finance	57%	62%
FLC	59%	59%
Economic Consulting	62%	68%
Average billable rate per hour: (3)
Corporate Finance	$493	$515
FLC	$430	$406
Economic Consulting	$541	$533

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 639 and 727 as-needed employees during the three months ended March 31, 2025 and 2024, respectively.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands, except rate per hour)
Revenues	$343,645	$366,010
Percentage change in revenues from prior year	-6.1%	16.0%
Operating expenses
Direct cost of revenues	231,572	238,190
Selling, general and administrative expenses	58,708	55,068
Special charges	11,696	—
Amortization of intangible assets	719	833
	302,695	294,091
Segment operating income	40,950	71,919
Percentage change in segment operating income from prior year	-43.1%	49.9%
Add back:
Depreciation and amortization of intangible assets	3,301	3,306
Special charges	11,696	—
Adjusted Segment EBITDA	$55,947	$75,225
Gross profit (1)	$112,073	$127,820
Percentage change in gross profit from prior year	-12.3%	25.3%
Gross profit margin (2)	32.6%	34.9%
Adjusted Segment EBITDA as a percentage of revenues	16.3%	20.6%
Number of billable professionals (at period end)	2,249	2,185
Percentage change in number of billable professionals from prior year	2.9%	1.5%
Utilization rate of billable professionals	57%	62%
Average billable rate per hour	$493	$515

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues decreased $22.4 million, or 6.1%, to $343.6 million for the three months ended March 31, 2025, primarily due to lower demand and realized bill rates for our transformation & strategy and restructuring services, which was partially offset by higher realized bill rates for our transactions services and an increase in success fees.
Gross profit decreased $15.7 million, or 12.3%, to $112.1 million for the three months ended March 31, 2025. Gross profit margin decreased 2.3 percentage points for the three months ended March 31, 2025. The decrease in gross profit margin was primarily due to the impact of a 5 percentage point decrease in utilization, which was partially offset by the impact of an increase in success fees.
SG&A expenses increased $3.6 million, or 6.6%, to $58.7 million for the three months ended March 31, 2025. SG&A expenses of 17.1% of revenues for the three months ended March 31, 2025 compared to 15.0% of revenues for the three months ended March 31, 2024. The increase in SG&A expenses was primarily due to higher infrastructure support, bad debt and business development expenses.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands, except rate per hour)
Revenues	$190,602	$176,074
Percentage change in revenues from prior year	8.3%	11.6%
Operating expenses
Direct cost of revenues	117,961	112,394
Selling, general and administrative expenses	36,831	31,600
Special charges	5,475	—
Amortization of intangible assets	229	113
	160,496	144,107
Segment operating income	30,106	31,967
Percentage change in segment operating income from prior year	-5.8%	57.6%
Add back:
Depreciation and amortization of intangible assets	1,942	1,742
Special charges	5,475	—
Adjusted Segment EBITDA	$37,523	$33,709
Gross profit (1)	$72,641	$63,680
Percentage change in gross profit from prior year	14.1%	23.7%
Gross profit margin (2)	38.1%	36.2%
Adjusted Segment EBITDA as a percentage of revenues	19.7%	19.1%
Number of billable professionals (at period end)	1,509	1,463
Percentage change in number of billable professionals from prior year	3.1%	2.5%
Utilization rate of billable professionals	59%	59%
Average billable rate per hour	$430	$406

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
    Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues increased $14.5 million, or 8.3%, to $190.6 million for the three months ended March 31, 2025, primarily due to higher realized bill rates for our risk and investigations, data & analytics and healthcare risk management & advisory services, as well as higher demand for our data & analytics services.
Gross profit increased $9.0 million, or 14.1%, to $72.6 million for the three months ended March 31, 2025. Gross profit margin increased 1.9 percentage points for the three months ended March 31, 2025. The increase in gross profit margin was primarily due to higher realized bill rates and internal cost recovery related to an initiative to develop artificial intelligence (“AI”) capabilities for the Company. The related costs are included in our unallocated corporate expenses.
SG&A expenses increased $5.2 million, or 16.6%, to $36.8 million for the three months ended March 31, 2025. SG&A expenses were 19.3% of revenues for the three months ended March 31, 2025 compared to 17.9% of revenues for the three months ended March 31, 2024. The increase in SG&A expenses was primarily due to higher bad debt and compensation expenses, and the impact of favorable litigation settlements in the prior year.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands, except rate per hour)
Revenues	$179,861	$204,548
Percentage change in revenues from prior year	-12.1%	20.6%
Operating expenses
Direct cost of revenues	138,445	159,440
Selling, general and administrative expenses	28,344	32,243
Special charges	983	—
	167,772	191,683
Segment operating income	12,089	12,865
Percentage change in segment operating income from prior year	-6.0%	1.3%
Add back:
Depreciation of property and equipment	1,359	1,285
Special charges	983	—
Adjusted Segment EBITDA	$14,431	$14,150
Gross profit (1)	$41,416	$45,108
Percentage change in gross profit from prior year	-8.2%	19.5%
Gross profit margin (2)	23.0%	22.1%
Adjusted Segment EBITDA as a percentage of revenues	8.0%	6.9%
Number of billable professionals (at period end)	1,019	1,091
Percentage change in number of billable professionals from prior year	-6.6%	5.8%
Utilization rate of billable professionals	62%	68%
Average billable rate per hour	$541	$533

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues decreased $24.7 million, or 12.1%, to $179.9 million for the three months ended March 31, 2025, primarily due to lower demand for our M&A-related antitrust, financial economics and non-M&A-related antitrust services, which was partially offset by higher realized bill rates.
Gross profit decreased $3.7 million, or 8.2%, to $41.4 million for the three months ended March 31, 2025. Gross profit margin increased 1.0 percentage points for the three months ended March 31, 2025. The increase in gross profit margin was primarily due to higher realized bill rates and lower compensation expenses, which included the impact of a 6.6% decline in billable professionals primarily due to voluntary terminations. This increase was partially offset by the impact of a 6 percentage point decrease in utilization.
SG&A expenses decreased $3.9 million, or 12.1%, to $28.3 million for the three months ended March 31, 2025. SG&A expenses were 15.8% of revenues for the three months ended March 31, 2025 and 2024. The decrease in SG&A expenses was primarily driven by lower bad debt expenses, which was partially offset by higher outside services and infrastructure support expenses.

TECHNOLOGY

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenues	$97,156	$100,713
Percentage change in revenues from prior year	-3.5%	11.1%
Operating expenses
Direct cost of revenues	64,258	64,069
Selling, general and administrative expenses	24,376	25,705
Special charges	1,928	—
	90,562	89,774
Segment operating income	6,594	10,939
Percentage change in segment operating income from prior year	-39.7%	-8.0%
Add back:
Depreciation of property and equipment	3,070	3,642
Special charges	1,928	—
Adjusted Segment EBITDA	$11,592	$14,581
Gross profit (1)	$32,898	$36,644
Percentage change in gross profit from prior year	-10.2%	—%
Gross profit margin (2)	33.9%	36.4%
Adjusted Segment EBITDA as a percentage of revenues	11.9%	14.5%
Number of billable professionals (at period end) (3)	681	646
Percentage change in number of billable professionals from prior year	5.4%	11.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues decreased $3.6 million, or 3.5%, to $97.2 million for the three months ended March 31, 2025, primarily due to lower demand for our M&A-related “second request” services, which was partially offset by higher demand for our investigations services.
Gross profit decreased $3.7 million, or 10.2%, to $32.9 million for the three months ended March 31, 2025. Gross profit margin decreased 2.5 percentage points for the three months ended March 31, 2025. The decrease in gross profit margin was primarily due to lower profitability and mix of our hosting and processing services, which was partially offset by higher profitability of our consulting services.
SG&A expenses decreased $1.3 million, or 5.2%, to $24.4 million for the three months ended March 31, 2025. SG&A expenses of 25.1% of revenues for the three months ended March 31, 2025 compared to 25.5% of revenues for the three months ended March 31, 2024. The decrease in SG&A expenses was primarily due to lower bad debt expenses, which was partially offset by higher infrastructure support expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenues	$87,018	$81,208
Percentage change in revenues from prior year	7.2%	11.1%
Operating expenses
Direct cost of revenues	56,692	51,941
Selling, general and administrative expenses	18,264	17,723
Special charges	3,268	—
Amortization of intangible assets	69	70
	78,293	69,734
Segment operating income	8,725	11,474
Percentage change in segment operating income from prior year	-24.0%	32.1%
Add back:
Depreciation and amortization of intangible assets	910	952
Special charges	3,268	—
Adjusted Segment EBITDA	$12,903	$12,426
Gross profit (1)	$30,326	$29,267
Percentage change in gross profit from prior year	3.6%	15.7%
Gross profit margin (2)	34.9%	36.0%
Adjusted Segment EBITDA as a percentage of revenues	14.8%	15.3%
Number of billable professionals (at period end)	937	981
Percentage change in number of billable professionals from prior year	-4.5%	-1.4%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues increased $5.8 million, or 7.2%, to $87.0 million for the three months ended March 31, 2025, which included a 1.1% estimated negative impact from FX. Excluding the estimated impact from FX, revenues increased $6.7 million, or 8.2%. The increase in revenues was primarily due to a $3.5 million increase in pass-through revenues and higher demand for corporate reputation services.
Gross profit increased $1.1 million, or 3.6%, to $30.3 million for the three months ended March 31, 2025. Gross profit margin decreased 1.2 percentage points for the three months ended March 31, 2025. The decrease in gross profit margin was primarily due to higher pass-through revenues and expenses.
SG&A expenses increased $0.5 million, or 3.1%, to $18.3 million for the three months ended March 31, 2025, which included a 1.1% estimated positive impact from FX. SG&A expenses of 21.0% of revenues for the three months ended March 31, 2025 compared to 21.8% of revenues for the three months ended March 31, 2024.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that reflect our more significant judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Goodwill and Intangible Assets
There were no material changes to our critical accounting estimates from the information provided in “Critical Accounting Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024, or from the information provided in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Any new debt funding, if available, may be on terms less favorable to us than our Credit Facility. See “Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows

	Three Months Ended March 31,
	2025	2024

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(465,210)	$(274,818)
Net cash provided by (used in) investing activities	$(17,803)	$20,606
Net cash provided by (used in) financing activities	$(32,301)	$198,585
Effect of exchange rate changes on cash and cash equivalents	$5,942	$(3,635)
DSO (1)	100	105

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in FX rates. We multiply the result by the number of days in the quarter.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net cash used in operating activities increased $190.4 million, or 69.3%, to $465.2 million compared to $274.8 million for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily due to an increase in forgivable loan issuances, higher variable compensation and a decrease in cash collections. DSO was 100 and 105 days as of March 31, 2025 and 2024, respectively.
Net cash used in investing activities increased $38.4 million to $17.8 million compared to net cash provided by investing activities of $20.6 million for the three months ended March 31, 2024. The increase was primarily due to the maturity of a short-term investment of $25.2 million during the three months ended March 31, 2024. In addition, there was a $13.2 million increase in capital expenditures primarily driven by higher spend on leasehold improvements and an increase in purchases of software licenses as compared to the three months ended March 31, 2024.
Net cash used in financing activities increased $230.9 million to $32.3 million compared to net cash provided by financing activities of $198.6 million for the three months ended March 31, 2024. The increase was primarily due to $182.6 million in payments for common stock repurchases under the Repurchase Program and a decrease in net borrowings of $45.0 million under our Credit Facility as compared to the same period in the prior year.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $5.9 million for the three months ended March 31, 2025 compared to an unfavorable impact of $3.6 million for the three months ended March 31, 2024.
Cash paid for income taxes and tax credits, net of tax refunds included $16.8 million and $23.5 million of payments for the purchase of tax credits during the three months ended March 31, 2025 and 2024, respectively.
Principal Sources of Capital Resources
As of March 31, 2025, our capital resources included $151.1 million of cash and cash equivalents and available borrowing capacity of $740.0 million under the revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
The availability of borrowings, as well as issuances and extensions of letters of credit under our Credit Facility, are subject to specified conditions. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $1.2 billion. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of variable interest rates and guarantees under the Credit Facility.
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of March 31, 2025, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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
Capital Expenditures
During the three months ended March 31, 2025, we spent $17.8 million in capital expenditures to support our organization, including direct support for specific client engagements. For the remainder of 2025, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $50 million and $60 million, which includes costs related to leasehold improvements for our new office space in Chicago, Illinois. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.

Share Repurchase Program
During the three months ended March 31, 2025, we made $182.6 million in payments for common stock repurchases under the Repurchase Program. We had $264.3 million remaining available under the Repurchase Program to repurchase additional shares of our common stock as of March 31, 2025.
Future Contractual Obligations
Our future contractual obligations as of March 31, 2025 include long-term obligations of $160.0 million related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 8, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Future contractual obligations related to our debt assume that payments will be made based on the current payment schedule and that interest payments will be at their stated rates and exclude any revolving line of credit borrowings or repayments subsequent to March 31, 2025 and prior to the November 21, 2027 maturity date of our Credit Facility. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have current obligations of $33.8 million and non-current obligations of $201.2 million.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Off-Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, the Company was contingently liable under bank guarantees issued in favor of third parties that totaled $13.1 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $46.8 million and $42.7 million as of March 31, 2025 and December 31, 2024, respectively. The Company had $33.7 million and $31.8 million available under the guarantee facilities as of March 31, 2025 and December 31, 2024, respectively. These bank guarantees are issued separate from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Quarterly Report on Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in other information that we file with the SEC from time to time. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, the following:
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

•physical risks related to climate change, including rising temperatures, severe storms, energy disruptions, fires or wildfires, flooding and rising sea levels, among others, which could adversely impact our ability to conduct business or maintain business continuity, including by affecting our access to our leased office space in affected geographies and the integrity of our information technology systems;
•our climate change and ESG-related initiatives and goals, including our policies and practices relating to the environment and climate change, sustainability, and inclusion, if they do not meet or keep pace with current or evolving governmental, investor or other stakeholder or media (including social media) expectations and standards or rules and regulations; and
•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings such as intellectual property and securities litigation, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or our results of operations.

Item 1A.	Risk Factors
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except price per share data)
January 1 through January 31, 2025	22	(2)	$191.34	4	(5)	$449,778
February 1 through February 28, 2025	449	(3)	$167.29	425	(6)	$379,105
March 1 through March 31, 2025	720	(4)	$164.51	698	(7)	$264,287
	1,191			1,127

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.3 billion on December 1, 2022. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended March 31, 2025, we repurchased an aggregate of 1,126,995 shares of our common stock under the Repurchase Program at an average price of $165.15 per share for a total cost of approximately $186.1 million.
(2)Includes 18,350 shares of common stock withheld to cover payroll tax withholdings.
(3)Includes 23,618 shares of common stock withheld to cover payroll tax withholdings.
(4)Includes 21,676 shares of common stock withheld to cover payroll tax withholdings.
(5)During the month ended January 31, 2025, we repurchased and retired 3,467 shares of common stock, at an average price per share of $189.97, for an aggregate cost of $0.7 million.
(6)During the month ended February 28, 2025, we repurchased and retired 425,280 shares of common stock, at an average price per share of $166.16, for an aggregate cost of $70.7 million.

(7)During the month ended March 31, 2025, we repurchased and retired 698,248 shares of common stock, at an average price per share of $164.42, for an aggregate cost of $114.8 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 24, 2025

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)