Form 10-Q
period 2025-06-30
FTI CONSULTING, INC
filed 2025-07-24
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2025
Common Stock, $0.01 par value	32,358,170

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$152,831	$660,493
Accounts receivable, net	1,126,919	1,020,174
Current portion of notes receivable	86,605	44,894
Prepaid expenses and other current assets	136,661	93,953
Total current assets	1,503,016	1,819,514
Property and equipment, net	168,727	150,295
Operating lease assets	195,754	198,318
Goodwill	1,242,900	1,226,556
Intangible assets, net	14,938	16,770
Notes receivable, net	274,744	109,119
Other assets	94,081	76,258
Total assets	$3,494,160	$3,596,830
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$184,869	$224,394
Accrued compensation	467,073	639,745
Billings in excess of services provided	61,554	67,620
Total current liabilities	713,496	931,759
Long-term debt	470,000	—
Noncurrent operating lease liabilities	216,746	208,036
Deferred income taxes	106,973	111,825
Other liabilities	87,064	86,920
Total liabilities	1,594,279	1,338,540
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 32,727 (2025) and 35,913 (2024)	327	359
Additional paid-in capital	—	39,650
Retained earnings	2,027,779	2,394,853
Accumulated other comprehensive loss	(128,225)	(176,572)
Total stockholders’ equity	1,899,881	2,258,290
Total liabilities and stockholders’ equity	$3,494,160	$3,596,830

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$943,662	$949,156	$1,841,944	$1,877,709
Operating expenses
Direct cost of revenues	641,141	637,749	1,250,069	1,263,783
Selling, general and administrative expenses	202,204	206,235	386,539	408,105
Special charges	—	—	25,295	—
Amortization of intangible assets	1,053	1,080	2,070	2,096
	844,398	845,064	1,663,973	1,673,984
Operating income	99,264	104,092	177,971	203,725
Other income (expense)
Interest income and other	(2,068)	1,909	774	3,490
Interest expense	(5,257)	(3,319)	(6,225)	(5,038)
	(7,325)	(1,410)	(5,451)	(1,548)
Income before income tax provision	91,939	102,682	172,520	202,177
Income tax provision	20,241	18,735	38,998	38,265
Net income	$71,698	$83,947	$133,522	$163,912
Earnings per common share — basic	$2.16	$2.38	$3.91	$4.67
Earnings per common share — diluted	$2.13	$2.34	$3.87	$4.58
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$33,773	$(1,718)	$48,347	$(13,151)
Total other comprehensive income (loss), net of tax	33,773	(1,718)	48,347	(13,151)
Comprehensive income	$105,471	$82,229	$181,869	$150,761

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290
Net income	—	$—	$—	$61,824	$—	$61,824
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14,574	14,574
Issuance of common stock in connection with:
Exercise of options	2	—	80	—	—	80
Restricted share grants, less net settled shares of 64	67	1	(7,208)	—	—	(7,207)
Purchase and retirement of common stock, including excise tax	(1,127)	(11)	(187,665)	—	—	(187,676)
Share-based compensation	—	—	9,753	—	—	9,753
Reclassification of negative additional paid-in capital	—	—	145,390	(145,390)	—	—
Balance at March 31, 2025	34,855	$349	$—	$2,311,287	$(161,998)	$2,149,638
Net income	—	$—	$—	$71,698	$—	$71,698
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	33,773	33,773
Issuance of common stock in connection with:
Exercise of options	18	—	697	—	—	697
Restricted share grants, less net settled shares of 32	46	—	(7,603)	—	—	(7,603)
Purchase and retirement of common stock, including excise tax	(2,192)	(22)	(358,218)	—	—	(358,240)
Share-based compensation	—	—	9,918	—	—	9,918
Reclassification of negative additional paid-in capital	—	—	355,206	(355,206)	—	—
Balance at June 30, 2025	32,727	$327	$—	$2,027,779	$(128,225)	$1,899,881

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$79,965	$—	$79,965
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(11,433)	(11,433)
Issuance of common stock in connection with:
Exercise of options	106	1	3,897	—	—	3,898
Restricted share grants, less net settled shares of 57	70	1	(8,307)	—	—	(8,306)
Share-based compensation	—	—	8,812	—	—	8,812
Balance at March 31, 2024	35,697	$357	$21,162	$2,194,730	$(161,893)	$2,054,356
Net income	—	$—	$—	$83,947	$—	$83,947
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(1,718)	(1,718)
Issuance of common stock in connection with:
Exercise of options	180	2	6,714	—	—	6,716
Restricted share grants, less net settled shares of 15	25	—	(3,210)	—	—	(3,210)
Share-based compensation	—	—	9,289	—	—	9,289
Balance at June 30, 2024	35,902	$359	$33,955	$2,278,677	$(163,611)	$2,149,380

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$133,522	$163,912
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	21,468	21,173
Amortization of intangible assets	2,070	2,096
Amortization of notes receivable	30,445	24,960
Provision for expected credit losses	11,909	19,923
Share-based compensation	19,671	18,101
Deferred income taxes	17,506	(6,840)
Other	159	(770)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(91,734)	(115,106)
Notes receivable, net of repayments	(234,081)	(70,157)
Prepaid expenses and other assets	(13,224)	(12,630)
Accounts payable, accrued expenses and other	(11,623)	(8,934)
Income taxes	(84,105)	(29,727)
Accrued compensation	(204,284)	(145,509)
Billings in excess of services provided	(7,216)	(84)
Net cash used in operating activities	(409,517)	(139,592)
Investing activities
Purchases of property and equipment and other	(35,228)	(14,700)
Maturity of short-term investment	—	25,246
Net cash provided by (used in) investing activities	(35,228)	10,546
Financing activities
Borrowings under revolving line of credit	745,000	520,000
Repayments under revolving line of credit	(275,000)	(460,000)
Purchase and retirement of common stock	(536,678)	—
Share-based compensation tax withholdings	(16,880)	(14,320)
Proceeds on stock option exercises	782	10,614
Deposits and other	(1,418)	2,023
Net cash provided by (used in) financing activities	(84,194)	58,317
Effect of exchange rate changes on cash and cash equivalents	21,277	(6,065)
Net decrease in cash and cash equivalents	(507,662)	(76,794)
Cash and cash equivalents, beginning of period	660,493	303,222
Cash and cash equivalents, end of period	$152,831	$226,428
Supplemental cash flow disclosures
Cash paid for interest	$1,876	$4,020
Cash paid for income taxes and tax credits, net of refunds	$105,598	$74,831
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,069	$2,805
Excise tax on purchase and retirement of common stock	$4,830	$—
Non-cash additions to property and equipment	$3,024	$487
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. The fair values of all financial instruments are estimated to be equal to their carrying values as of June 30, 2025 and December 31, 2024. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
2. New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the United States (“U.S.”) (federal, state and local) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator — basic and diluted
Net income	$71,698	$83,947	$133,522	$163,912
Denominator
Weighted average number of common shares outstanding — basic	33,261	35,221	34,152	35,099
Effect of dilutive share-based awards	293	513	347	531
Effect of dilutive stock options	37	111	42	186
Weighted average number of common shares outstanding — diluted	33,591	35,845	34,541	35,816
Earnings per common share — basic	$2.16	$2.38	$3.91	$4.67
Earnings per common share — diluted	$2.13	$2.34	$3.87	$4.58
Antidilutive stock options and share-based awards	260	40	241	32
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $13.5 million and $15.9 million for the three and six months ended June 30, 2025, respectively, and $8.9 million and $11.2 million for the three and six months ended June 30, 2024, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee, performance-based and contingent arrangements. As of June 30, 2025 and December 31, 2024, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $24.5 million and $25.5 million, respectively. We expect to recognize the majority of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2025 and December 31, 2024.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of June 30, 2025 and December 31, 2024.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Accounts receivable:
Billed receivables	$810,094	$742,504
Unbilled receivables	406,818	368,216
Allowance for expected credit losses	(89,993)	(90,546)
Accounts receivable, net	$1,126,919	$1,020,174
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for expected credit losses	$4,695	$8,503	$11,909	$19,923
Write-offs	$3,636	$9,511	$14,047	$19,881
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Special Charges
There were no special charges recorded during the three months ended June 30, 2025.
During the six months ended June 30, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services. The special charges concluded as of March 31, 2025. A portion of the special charges was paid during the six months ended June 30, 2025 and the remaining amounts will be paid in cash in the next nine months. These amounts are included in “Accounts payable, accrued expenses and other” on our Condensed Consolidated Balance Sheets.
The following table details the special charges by segment:

Six Months Ended June 30, 2025
Corporate Finance & Restructuring (“Corporate Finance”)	$11,696
Forensic and Litigation Consulting (“FLC”)	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total	$25,295
There were no special charges recorded during the three and six months ended June 30, 2024.

7. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2024	$535,328	$212,367	$268,294	$96,784	$113,783	$1,226,556
Foreign currency translation adjustment	6,631	3,221	676	128	5,688	16,344
Balance at June 30, 2025	$541,959	$215,588	$268,970	$96,912	$119,471	$1,242,900

(1)    There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of June 30, 2025 and December 31, 2024.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $313.6 million and $307.9 million as of June 30, 2025 and December 31, 2024, respectively, and accumulated impairment losses of $194.1 million as of June 30, 2025 and December 31, 2024.
Intangible Assets
Intangible assets were as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	$29,951	$20,828	$9,123	$28,814	$18,656	$10,158
Trademarks	10,310	10,168	142	9,166	8,269	897
Acquired software and other	946	898	48	841	751	90
	41,207	31,894	9,313	38,821	27,676	11,145
Non-amortizing intangible assets
Trademarks	5,625	—	5,625	5,625	—	5,625
Total	$46,832	$31,894	$14,938	$44,446	$27,676	$16,770
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $1.1 million and $2.1 million during the three and six months ended June 30, 2025 and 2024.
8. Debt
Long-term debt outstanding under our senior unsecured bank revolving credit facility (“Credit Facility”) was $470.0 million and there was no current portion as of June 30, 2025. The Company classified the borrowings under the Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as we have the intent and unilateral ability to refinance any borrowings on a continuous basis through the maturity of the Credit Facility on November 21, 2027. There was no debt outstanding as of December 31, 2024.
Our second amended and restated credit agreement governing our Credit Facility has a revolving line of credit limit of $900.0 million and a maximum incremental facility of $300.0 million, subject to certain conditions. The Credit Facility was originally guaranteed by substantially all of our wholly owned domestic subsidiaries and was originally secured by a first priority security interest in substantially all of the assets of FTI Consulting and such domestic subsidiaries. In October 2024, the Company’s credit rating was upgraded to investment grade by S&P Global. The upgraded rating triggered a Ratings Collateral Release Date under, and as defined in, the Credit Facility. Upon the occurrence of the Ratings Collateral Release Date, the security interests and liens previously granted to the lenders were automatically terminated and released, and the Credit Facility is now unsecured, with only unsecured guarantees being provided by substantially all of our wholly owned domestic subsidiaries.

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
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease assets	$195,754	$198,318
Total lease assets		$195,754	$198,318
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$36,018	$34,110
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	216,746	208,036
Total lease liabilities		$252,764	$242,146
The table below summarizes total lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2025	2024	2025	2024
Operating lease costs	$12,968	$12,364	$25,576	$24,908
Short-term lease costs	618	952	1,540	1,394
Variable lease costs and other	3,582	3,696	7,416	6,783
Total lease cost, net	$17,168	$17,012	$34,532	$33,085
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of June 30, 2025
2025 (remaining)	$25,634
2026	54,556
2027	51,848
2028	40,935
2029	30,677
Thereafter	111,385
Total future lease payments	315,035
Less: imputed interest	(62,271)
Total	$252,764

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$28,670	$27,501

Operating lease assets obtained in exchange for lease liabilities	$7,489	$13,018

Weighted average remaining lease term (years)
Operating leases	7.2	7.5

Weighted average discount rate
Operating leases	5.9%	5.9%
10. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or our results of operations. During the six months ended June 30, 2025, the Company recorded the impact of proceeds received from legal settlements. These amounts are included as a gain in “Selling, general and administrative (“SG&A”) expenses” on our Condensed Consolidated Statements of Comprehensive Income.
As of June 30, 2025 and December 31, 2024, the Company was contingently liable under bank guarantees issued in favor of third parties that totaled $16.2 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $47.4 million and $42.7 million as of June 30, 2025 and December 31, 2024, respectively. The Company had $31.2 million and $31.8 million available under the guarantee facilities as of June 30, 2025 and December 31, 2024, respectively. These bank guarantees are issued separately from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
11. Share-Based Compensation
During the six months ended June 30, 2025, we granted equity awards of 77,084 restricted shares, 94,588 restricted stock units and 105,632 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2025, 13,312 shares of restricted stock and 3,903 restricted stock units were forfeited prior to the completion of the applicable vesting requirements. Additionally, 31,447 performance stock units were forfeited during the six months ended June 30, 2025, including award targets that were not achieved.
Total share-based compensation expense, net of forfeitures, is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2025	2024	2025	2024
Direct cost of revenues	$6,725	$5,081	$11,442	$10,799
Selling, general and administrative expenses	3,658	5,406	8,247	9,906
Total share-based compensation expense	$10,383	$10,487	$19,689	$20,705
12. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.7 billion on April 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued

or replaced by the Board of Directors at any time without prior notice. As of June 30, 2025, we had $309.3 million available under the Repurchase Program to repurchase additional shares of our common stock.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock repurchased and retired	2,192	—	3,319	—
Average price paid per share (1)	$161.88	$—	$162.99	$—
Total cost (1)	$354,893	$—	$541,020	$—

(1)    Excludes excise tax of $3.3 million and $4.8 million incurred during the three and six months ended June 30, 2025, respectively.
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
Common Stock Outstanding
Common stock outstanding was approximately 32.7 million shares and 35.9 million shares as of June 30, 2025 and December 31, 2024, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements. The decrease in common stock outstanding was primarily due to stock repurchases under the Repurchase Program during the six months ended June 30, 2025.
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
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations, which includes our cybersecurity and financial services-related offerings.
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
The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Three Months Ended June 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$379,239	$186,517	$191,657	$83,599	$102,650	$943,662
Direct costs
Compensation expenses (1)	224,942	114,485	134,904	36,519	49,538	560,388
Other segment items (2)	21,209	6,275	14,939	22,345	15,985	80,753
	246,151	120,760	149,843	58,864	65,523	641,141
Segment gross profit (3)	$133,088	$65,757	$41,814	$24,735	$37,127	$302,521

Six Months Ended June 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$722,884	$377,119	$371,518	$180,755	$189,668	$1,841,944
Direct costs
Compensation expenses (1)	435,360	225,363	264,009	73,650	95,017	1,093,399
Other segment items (2)	42,363	13,358	24,279	49,472	27,198	156,670
	477,723	238,721	288,288	123,122	122,215	1,250,069
Segment gross profit (3)	$245,161	$138,398	$83,230	$57,633	$67,453	$591,875

Three Months Ended June 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$347,971	$169,496	$230,873	$115,875	$84,941	$949,156
Direct costs
Compensation expenses (1)	209,373	111,950	143,873	38,976	46,613	550,785
Other segment items (2)	22,196	7,974	15,166	33,474	8,154	86,964
	231,569	119,924	159,039	72,450	54,767	637,749
Segment gross profit (3)	$116,402	$49,572	$71,834	$43,425	$30,174	$311,407

Six Months Ended June 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$713,981	$345,570	$435,421	$216,588	$166,149	$1,877,709
Direct costs
Compensation expenses (1)	424,813	216,312	288,174	75,576	90,832	1,095,707
Other segment items (2)	44,946	16,006	30,305	60,943	15,876	168,076
	469,759	232,318	318,479	136,519	106,708	1,263,783
Segment gross profit (3)	$244,222	$113,252	$116,942	$80,069	$59,441	$613,926

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees, depreciation and other costs. In our Technology segment, other segment items also include expenses related to software and licensing and data storage.
(3)Includes internal cost recovery for work performed on corporate projects of $4.4 million and $7.9 million for the three and six months ended June 30, 2025, respectively, and $4.3 million and $7.8 million for the three and six months ended June 30, 2024, respectively. Costs associated with billable work performed on corporate projects are included in unallocated corporate expenses as SG&A expenses in the Condensed Consolidated Statements of Comprehensive Income.
The table below reconciles income before income tax provision to total segment gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income tax provision	$91,939	$102,682	$172,520	$202,177
Add back:
Interest expense	5,257	3,319	6,225	5,038
Interest income and other	2,068	(1,909)	(774)	(3,490)
Amortization of intangibles	1,053	1,080	2,070	2,096
Special charges	—	—	25,295	—
Selling, general and administrative expenses (1)	202,204	206,235	386,539	408,105
Total segment gross profit (1)	$302,521	$311,407	$591,875	$613,926

(1)Includes internal cost recovery for work performed on corporate projects of $4.4 million and $7.9 million for the three and six months ended June 30, 2025, respectively, and $4.3 million and $7.8 million for the three and six months ended June 30, 2024, respectively. Costs associated with billable work performed on corporate projects are included in unallocated corporate expenses as SG&A expenses in the Condensed Consolidated Statements of Comprehensive Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and six months ended June 30, 2025 and 2024, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Disputes, Healthcare Risk Management & Advisory and Risk and Investigations, which includes our cybersecurity and financial services-related offerings.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$943,662	$949,156	$1,841,944	$1,877,709
Special charges (1)	$—	$—	$25,295	$—
Net income	$71,698	$83,947	$133,522	$163,912
Adjusted EBITDA	$111,640	$115,921	$226,804	$226,994
EPS	$2.13	$2.34	$3.87	$4.58
Adjusted EPS	$2.13	$2.34	$4.43	$4.58
Net cash provided by (used in) operating activities	$55,693	$135,226	$(409,517)	$(139,592)
Total number of employees	7,907	8,037	7,907	8,037

(1)Excluded from non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS
Second Quarter 2025 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2025 decreased $5.5 million, or 0.6%, compared to the three months ended June 30, 2024, which included a 1.3% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $17.6 million, or 1.8%, compared to the three months ended June 30, 2024, due to lower revenues in our Economic Consulting and Technology segments, which was partially offset by higher revenues in our Corporate Finance, FLC and Strategic Communications segments.
Net income
Net income for the three months ended June 30, 2025 decreased $12.2 million, or 14.6%, compared to the three months ended June 30, 2024. The decrease in net income was primarily due to lower revenues, an increase in direct costs, which includes higher forgivable loan amortization expenses, an FX remeasurement loss compared to a gain in the same quarter in the prior year and a higher effective tax rate, which was partially offset by a decrease in selling, general and administrative (“SG&A”) expenses.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2025 decreased $4.3 million, or 3.7%, compared to the three months ended June 30, 2024. Adjusted EBITDA Margin of 11.8% for the three months ended June 30, 2025 compared to 12.2% for the three months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily due to lower revenues and an increase in direct costs, including higher forgivable loan amortization expenses, which was partially offset by a decrease in SG&A expenses.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2025 decreased $0.21 to $2.13 compared to $2.34 for the three months ended June 30, 2024. The decrease in EPS was primarily due to lower net income as described above, which was partially offset by a decrease in diluted weighted average shares outstanding.
Adjusted EPS was equal to EPS for the three months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended June 30, 2025 decreased $79.5 million, or 58.8%, to $55.7 million compared to $135.2 million for the three months ended June 30, 2024. The decrease in net cash provided by operating activities was primarily due to an increase in forgivable loan issuances, compensation and income tax payments, which was partially offset by higher cash collections. Days sales outstanding (“DSO”) of 100 days at June 30, 2025 compared to 105 days at June 30, 2024.

Free Cash Flow was an inflow of $38.3 million and $125.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in Free Cash Flow was primarily due to lower net cash provided by operating activities, as described above, and higher net cash used for purchases of property and equipment.
During the three months ended June 30, 2025, we made $354.0 million in payments for common stock repurchases under the Repurchase Program.
Recent Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA is expected to have immaterial impacts on the future effective tax rate.
Headcount
The following table includes the net headcount reductions by segment and in total for the six months ended June 30, 2025.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2024	2,286	1,542	1,110	714	981	6,633	1,741	8,374
Reductions, net	(37)	(33)	(91)	(33)	(44)	(238)	(31)	(269)
March 31, 2025	2,249	1,509	1,019	681	937	6,395	1,710	8,105
Reductions, net	(61)	(27)	(28)	(26)	(45)	(187)	(11)	(198)
June 30, 2025	2,188	1,482	991	655	892	6,208	1,699	7,907
Percentage change in headcount from December 31, 2024	(4.3)%	(3.9)%	(10.7)%	(8.3)%	(9.1)%	(6.4)%	(2.4)%	(5.6)%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$379,239	$347,971	$722,884	$713,981
FLC	186,517	169,496	377,119	345,570
Economic Consulting	191,657	230,873	371,518	435,421
Technology	83,599	115,875	180,755	216,588
Strategic Communications	102,650	84,941	189,668	166,149
Total revenues	$943,662	$949,156	$1,841,944	$1,877,709
Segment operating income
Corporate Finance	$78,128	$63,193	$119,078	$135,112
FLC	29,071	13,100	59,177	45,067
Economic Consulting	12,807	42,952	24,896	55,817
Technology	1,560	17,137	8,154	28,076
Strategic Communications	17,474	10,594	26,199	22,068
Total segment operating income	139,040	146,976	237,504	286,140
Unallocated corporate expenses	(39,776)	(42,884)	(59,533)	(82,415)
Operating income	99,264	104,092	177,971	203,725
Other income (expense)
Interest income and other	(2,068)	1,909	774	3,490
Interest expense	(5,257)	(3,319)	(6,225)	(5,038)
	(7,325)	(1,410)	(5,451)	(1,548)
Income before income tax provision	91,939	102,682	172,520	202,177
Income tax provision	20,241	18,735	38,998	38,265
Net income	$71,698	$83,947	$133,522	$163,912
Earnings per common share — basic	$2.16	$2.38	$3.91	$4.67
Earnings per common share — diluted	$2.13	$2.34	$3.87	$4.58
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$71,698	$83,947	$133,522	$163,912
Add back:
Income tax provision	20,241	18,735	38,998	38,265
Interest income and other	2,068	(1,909)	(774)	(3,490)
Interest expense	5,257	3,319	6,225	5,038
Depreciation of property and equipment	11,323	10,749	21,468	21,173
Amortization of intangible assets	1,053	1,080	2,070	2,096
Special charges	—	—	25,295	—
Adjusted EBITDA	$111,640	$115,921	$226,804	$226,994

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$71,698	$83,947	$133,522	$163,912
Add back:
Special charges	—	—	25,295	—
Tax impact of special charges	—	—	(5,799)	—
Adjusted Net Income	$71,698	$83,947	$153,018	$163,912
EPS	$2.13	$2.34	$3.87	$4.58
Add back:
Special charges	—	—	0.73	—
Tax impact of special charges	—	—	(0.17)	—
Adjusted EPS	$2.13	$2.34	$4.43	$4.58
Weighted average number of common shares outstanding — diluted	33,591	35,845	34,541	35,816
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$55,693	$135,226	$(409,517)	$(139,592)
Purchases of property and equipment	(17,425)	(10,060)	(35,228)	(14,701)
Free Cash Flow	$38,268	$125,166	$(444,745)	$(154,293)
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses decreased $3.1 million, or 7.2%, to $39.8 million for the three months ended June 30, 2025, primarily due to lower compensation expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $4.0 million to a $2.1 million loss for the three months ended June 30, 2025 compared to a $1.9 million gain for the three months ended June 30, 2024. The decrease was primarily due to a $3.1 million FX loss for the three months ended June 30, 2025 compared to a $0.5 million FX gain for the three months ended June 30, 2024.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $1.9 million, or 58.4%, to $5.3 million for the three months ended June 30, 2025, primarily due to higher borrowings on our senior unsecured bank revolving credit facility (“Credit Facility”), which was partially offset by lower interest rates on our borrowings.

Income tax provision
Our income tax provision increased $1.5 million, or 8.0%, to $20.2 million for the three months ended June 30, 2025 compared to $18.7 million for the three months ended June 30, 2024. Our effective tax rate of 22.0% for the three months ended June 30, 2025 compared to 18.2% for the three months ended June 30, 2024. The increase in the income tax provision was due to an increase in the effective tax rate. The effective tax rate for the three months ended June 30, 2025 was impacted by a less favorable tax benefit related to share-based compensation, as a smaller number of non-qualified stock options were exercised compared to the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses decreased $22.9 million, or 27.8%, to $59.5 million for the six months ended June 30, 2025, primarily due to a legal settlement gain recorded during the first quarter of 2025 and lower compensation expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $2.7 million, or 77.8%, to $0.8 million for the six months ended June 30, 2025, primarily due to a $4.4 million increase in FX losses, which was partially offset by a $1.4 million increase in interest income.
Interest expense
Interest expense increased $1.2 million, or 23.6%, to $6.2 million for the six months ended June 30, 2025, primarily due to higher borrowings on our Credit Facility, which was partially offset by lower interest rates on our borrowings.
Income tax provision
Our income tax provision increased $0.7 million, or 1.9%, to $39.0 million for the six months ended June 30, 2025 compared to $38.3 million for the six months ended June 30, 2024. Our effective tax rate of 22.6% for the six months ended June 30, 2025 compared to 18.9% for the six months ended June 30, 2024. The increase in the income tax provision was due to an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2025 was impacted by a less favorable tax benefit related to share-based compensation, as a smaller number of non-qualified stock options were exercised compared to the six months ended June 30, 2024.

SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following tables reconcile Segment Operating Income to Adjusted Segment EBITDA for the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$71,698
Interest income and other							2,068
Interest expense							5,257
Income tax provision							20,241
Operating income	$78,128	$29,071	$12,807	$1,560	$17,474	$(39,776)	$99,264
Depreciation of property and equipment	2,768	1,889	1,376	3,724	938	628	11,323
Amortization of intangible assets	756	228	—	—	69	—	1,053
Adjusted EBITDA	$81,652	$31,188	$14,183	$5,284	$18,481	$(39,148)	$111,640

Six Months Ended June 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$133,522
Interest income and other							(774)
Interest expense							6,225
Income tax provision							38,998
Operating income	$119,078	$59,177	$24,896	$8,154	$26,199	$(59,533)	$177,971
Depreciation of property and equipment	5,350	3,602	2,735	6,794	1,779	1,208	21,468
Amortization of intangible assets	1,475	457	—	—	138	—	2,070
Special charges	11,696	5,475	983	1,928	3,268	1,945	25,295
Adjusted EBITDA	$137,599	$68,711	$28,614	$16,876	$31,384	$(56,380)	$226,804

Three Months Ended June 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$83,947
Interest income and other							(1,909)
Interest expense							3,319
Income tax provision							18,735
Operating income	$63,193	$13,100	$42,952	$17,137	$10,594	$(42,884)	$104,092
Depreciation of property and equipment	2,560	1,627	1,344	3,793	918	507	10,749
Amortization of intangible assets	714	267	—	—	99	—	1,080
Adjusted EBITDA	$66,467	$14,994	$44,296	$20,930	$11,611	$(42,377)	$115,921

Six Months Ended June 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$163,912
Interest income and other							(3,490)
Interest expense							5,038
Income tax provision							38,265
Operating income	$135,112	$45,067	$55,817	$28,076	$22,068	$(82,415)	$203,725
Depreciation of property and equipment	5,033	3,256	2,629	7,435	1,800	1,020	21,173
Amortization of intangible assets	1,547	380	—	—	169	—	2,096
Adjusted EBITDA	$141,692	$48,703	$58,446	$35,511	$24,037	$(81,395)	$226,994

Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$71,698	$83,947	$133,522	$163,912
Add back:
Income tax provision	20,241	18,735	38,998	38,265
Interest income and other	2,068	(1,909)	(774)	(3,490)
Interest expense	5,257	3,319	6,225	5,038
Unallocated corporate expenses	39,776	42,884	59,533	82,415
Total segment operating income	139,040	146,976	237,504	286,140
Add back:
Segment depreciation expense	10,695	10,242	20,260	20,153
Amortization of intangible assets	1,053	1,080	2,070	2,096
Segment special charges	—	—	23,350	—
Total Adjusted Segment EBITDA	$150,788	$158,298	$283,184	$308,389

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of billable professionals (at period end):
Corporate Finance	2,188	2,167	2,188	2,167
FLC	1,482	1,457	1,482	1,457
Economic Consulting	991	1,076	991	1,076
Technology (1)	655	662	655	662
Strategic Communications	892	972	892	972
Total billable professionals	6,208	6,334	6,208	6,334
Utilization rates of billable professionals: (2)
Corporate Finance	61%	60%	59%	61%
FLC	57%	58%	58%	58%
Economic Consulting	64%	70%	63%	69%
Average billable rate per hour: (3)
Corporate Finance	$532	$496	$513	$505
FLC	$439	$390	$434	$398
Economic Consulting	$593	$599	$566	$566

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 357 and 899 as-needed employees during the three months ended June 30, 2025 and 2024, respectively.
(2)We calculate the utilization rate for our billable professionals by dividing the number of hours that all of our billable professionals worked on client assignments during a period by the total available working hours for all of our billable professionals during the same period. Available hours are determined by the standard hours worked by each employee, adjusted for part-time hours, U.S. standard work weeks and local country holidays. Available working hours include vacation and professional training days, but exclude local country holidays. Utilization rates are presented for our segments that primarily bill clients on an hourly basis. We have not presented utilization rates for our Technology and Strategic Communications segments as most of the revenues of these segments are not generated on an hourly basis.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$379,239	$347,971	$722,884	$713,981
Percentage change in revenues from prior year	9.0%	9.5%	1.2%	12.7%
Operating expenses
Direct cost of revenues	246,151	231,569	477,723	469,759
Selling, general and administrative expenses	54,204	52,495	112,912	107,563
Special charges	—	—	11,696	—
Amortization of intangible assets	756	714	1,475	1,547
	301,111	284,778	603,806	578,869
Segment operating income	78,128	63,193	119,078	135,112
Percentage change in segment operating income from prior year	23.6%	50.0%	-11.9%	50.0%
Add back:
Depreciation and amortization of intangible assets	3,524	3,274	6,825	6,580
Special charges	—	—	11,696	—
Adjusted Segment EBITDA	$81,652	$66,467	$137,599	$141,692
Gross profit (1)	$133,088	$116,402	$245,161	$244,222
Percentage change in gross profit from prior year	14.3%	21.8%	0.4%	23.6%
Gross profit margin (2)	35.1%	33.5%	33.9%	34.2%
Adjusted Segment EBITDA as a percentage of revenues	21.5%	19.1%	19.0%	19.8%
Number of billable professionals (at period end)	2,188	2,167	2,188	2,167
Percentage change in number of billable professionals from prior year	1.0%	-0.1%	1.0%	-0.1%
Utilization rate of billable professionals	61%	60%	59%	61%
Average billable rate per hour	$532	$496	$513	$505

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues increased $31.3 million, or 9.0%, to $379.2 million for the three months ended June 30, 2025, primarily due to higher demand for our restructuring and transactions services and higher realized bill rates, which was partially offset by lower demand for our transformation & strategy services.
Gross profit increased $16.7 million, or 14.3%, to $133.1 million for the three months ended June 30, 2025. Gross profit margin increased 1.6 percentage points for the three months ended June 30, 2025. The increase in gross profit margin was primarily due to higher realized bill rates.
SG&A expenses increased $1.7 million, or 3.3%, to $54.2 million for the three months ended June 30, 2025, which included a 1.0% estimated negative impact from FX. SG&A expenses of 14.3% of revenues for the three months ended June 30, 2025 compared to 15.1% of revenues for the three months ended June 30, 2024. The increase in SG&A expenses was primarily due to less favorable benefits related to acquisition-related contingent consideration and higher outside services and other general and administrative expenses, which was partially offset by lower bad debt expenses.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues increased $8.9 million, or 1.2%, to $722.9 million for the six months ended June 30, 2025, primarily due to higher demand for our restructuring services, higher realized bill rates for our transaction services and higher success fees, which was partially offset by lower demand for our transformation & strategy services.

Gross profit increased $0.9 million, or 0.4%, to $245.2 million for the six months ended June 30, 2025. Gross profit margin decreased 0.3 percentage points for the six months ended June 30, 2025. The decrease in gross profit margin was primarily due to a 2 percentage point decline in utilization, which was partially offset by higher realized bill rates.
SG&A expenses increased $5.3 million, or 5.0%, to $112.9 million for the six months ended June 30, 2025. SG&A expenses of 15.6% of revenues for the six months ended June 30, 2025 compared to 15.1% of revenues for the six months ended June 30, 2024. The increase in SG&A expenses was primarily due to higher infrastructure support, outside services, business development and other general and administrative expenses, which was partially offset by lower bad debt expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$186,517	$169,496	$377,119	$345,570
Percentage change in revenues from prior year	10.0%	2.9%	9.1%	7.2%
Operating expenses
Direct cost of revenues	120,760	119,924	238,721	232,318
Selling, general and administrative expenses	36,458	36,205	73,289	67,805
Special charges	—	—	5,475	—
Amortization of intangible assets	228	267	457	380
	157,446	156,396	317,942	300,503
Segment operating income	29,071	13,100	59,177	45,067
Percentage change in segment operating income from prior year	121.9%	-45.2%	31.3%	2.0%
Add back:
Depreciation and amortization of intangible assets	2,117	1,894	4,059	3,636
Special charges	—	—	5,475	—
Adjusted Segment EBITDA	$31,188	$14,994	$68,711	$48,703
Gross profit (1)	$65,757	$49,572	$138,398	$113,252
Percentage change in gross profit from prior year	32.6%	-9.8%	22.2%	6.4%
Gross profit margin (2)	35.3%	29.2%	36.7%	32.8%
Adjusted Segment EBITDA as a percentage of revenues	16.7%	8.8%	18.2%	14.1%
Number of billable professionals (at period end)	1,482	1,457	1,482	1,457
Percentage change in number of billable professionals from prior year	1.7%	1.1%	1.7%	1.1%
Utilization rate of billable professionals	57%	58%	58%	58%
Average billable rate per hour	$439	$390	$434	$398

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
    Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues increased $17.0 million, or 10.0%, to $186.5 million for the three months ended June 30, 2025, primarily due to higher realized bill rates for our risk and investigations, data & analytics and construction solutions services.
Gross profit increased $16.2 million, or 32.6%, to $65.8 million for the three months ended June 30, 2025. Gross profit margin increased 6.0 percentage points for the three months ended June 30, 2025. The increase in gross profit margin was primarily due to higher realized bill rates.
SG&A expenses increased $0.3 million, or 0.7%, to $36.5 million for the three months ended June 30, 2025. SG&A expenses were 19.5% of revenues for the three months ended June 30, 2025 compared to 21.4% of revenues for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues increased $31.5 million, or 9.1%, to $377.1 million for the six months ended June 30, 2025, primarily due to higher realized bill rates for our risk and investigations, data & analytics and healthcare risk management & advisory services, as well as higher demand for our construction solutions services.
Gross profit increased $25.1 million, or 22.2%, to $138.4 million for the six months ended June 30, 2025. Gross profit margin increased 3.9 percentage points for the six months ended June 30, 2025. The increase in gross profit margin was primarily due to higher realized bill rates.
SG&A expenses increased $5.5 million, or 8.1%, to $73.3 million for the six months ended June 30, 2025. SG&A expenses of 19.4% of revenues for the six months ended June 30, 2025 compared to 19.6% of revenues for the six months ended June 30, 2024. The increase in SG&A expenses was primarily due to higher compensation, infrastructure support, computer hardware and software, and other general and administrative expenses.
ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$191,657	$230,873	$371,518	$435,421
Percentage change in revenues from prior year	-17.0%	14.4%	-14.7%	17.2%
Operating expenses
Direct cost of revenues	149,843	159,039	288,288	318,479
Selling, general and administrative expenses	29,007	28,882	57,351	61,125
Special charges	—	—	983	—
	178,850	187,921	346,622	379,604
Segment operating income	12,807	42,952	24,896	55,817
Percentage change in segment operating income from prior year	-70.2%	26.2%	-55.4%	19.5%
Add back:
Depreciation of property and equipment	1,376	1,344	2,735	2,629
Special charges	—	—	983	—
Adjusted Segment EBITDA	$14,183	$44,296	$28,614	$58,446
Gross profit (1)	$41,814	$71,834	$83,230	$116,942
Percentage change in gross profit from prior year	-41.8%	20.6%	-28.8%	20.2%
Gross profit margin (2)	21.8%	31.1%	22.4%	26.9%
Adjusted Segment EBITDA as a percentage of revenues	7.4%	19.2%	7.7%	13.4%
Number of billable professionals (at period end)	991	1,076	991	1,076
Percentage change in number of billable professionals from prior year	-7.9%	3.6%	-7.9%	3.6%
Utilization rate of billable professionals	64%	70%	63%	69%
Average billable rate per hour	$593	$599	$566	$566

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues decreased $39.2 million, or 17.0%, to $191.7 million for the three months ended June 30, 2025, which included a 2.0% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $43.8 million or 19.0%. The decrease in revenues was primarily due to lower demand for our M&A-related antitrust and non-M&A-related antitrust services, which was partially offset by higher realized bill rates for our M&A-related antitrust services and higher demand for our financial economics services.

Gross profit decreased $30.0 million, or 41.8%, to $41.8 million for the three months ended June 30, 2025. Gross profit margin decreased 9.3 percentage points for the three months ended June 30, 2025. The decrease in gross profit margin was primarily due to a 6 percentage point decline in utilization and higher forgivable loan amortization expenses, which was partially offset by higher realized bill rates and lower compensation expenses, primarily driven by a 7.9% decline in billable headcount.
SG&A expenses increased $0.1 million, or 0.4%, to $29.0 million for the three months ended June 30, 2025, which included a 2.5% estimated negative impact from FX. SG&A expenses were 15.1% of revenues for the three months ended June 30, 2025 compared to 12.5% of revenues for the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues decreased $63.9 million, or 14.7%, to $371.5 million for the six months ended June 30, 2025, primarily due to lower demand for our M&A-related antitrust and non-M&A-related antitrust services, which was partially offset by higher realized bill rates.
Gross profit decreased $33.7 million, or 28.8%, to $83.2 million for the six months ended June 30, 2025. Gross profit margin decreased 4.5 percentage points for the six months ended June 30, 2025. The decrease in gross profit margin was primarily due to a 6 percentage point decrease in utilization and higher forgivable loan amortization expenses, which was partially offset by higher realized bill rates and lower variable compensation and salary expenses.
SG&A expenses decreased $3.8 million, or 6.2%, to $57.4 million for the six months ended June 30, 2025. SG&A expenses of 15.4% of revenues for the six months ended June 30, 2025 compared to 14.0% of revenues for the six months ended June 30, 2024. The decrease in SG&A expenses was primarily driven by lower bad debt expenses, which was partially offset by higher outside services expenses.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Revenues	$83,599	$115,875	$180,755	$216,588
Percentage change in revenues from prior year	-27.9%	18.9%	-16.5%	15.2%
Operating expenses
Direct cost of revenues	58,864	72,450	123,122	136,519
Selling, general and administrative expenses	23,175	26,288	47,551	51,993
Special charges	—	—	1,928	—
	82,039	98,738	172,601	188,512
Segment operating income	1,560	17,137	8,154	28,076
Percentage change in segment operating income from prior year	-90.9%	4.3%	-71.0%	-0.9%
Add back:
Depreciation of property and equipment	3,724	3,793	6,794	7,435
Special charges	—	—	1,928	—
Adjusted Segment EBITDA	$5,284	$20,930	$16,876	$35,511
Gross profit (1)	$24,735	$43,425	$57,633	$80,069
Percentage change in gross profit from prior year	-43.0%	17.7%	-28.0%	8.9%
Gross profit margin (2)	29.6%	37.5%	31.9%	37.0%
Adjusted Segment EBITDA as a percentage of revenues	6.3%	18.1%	9.3%	16.4%
Number of billable professionals (at period end) (3)	655	662	655	662
Percentage change in number of billable professionals from prior year	-1.1%	12.4%	-1.1%	12.4%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues

(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues decreased $32.3 million, or 27.9%, to $83.6 million for the three months ended June 30, 2025, which included a 1.1% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $33.5 million or 28.9%. The decrease in revenues was due to lower demand for our M&A-related “second request” services.
Gross profit decreased $18.7 million, or 43.0%, to $24.7 million for the three months ended June 30, 2025. Gross profit margin decreased 7.9 percentage points for the three months ended June 30, 2025. The decrease in gross profit margin was primarily due to lower profitability for our processing, managed review and consulting services, primarily resulting from the decline in revenues from our M&A-related “second request” services.
SG&A expenses decreased $3.1 million, or 11.8%, to $23.2 million for the three months ended June 30, 2025, which included a 1.1% estimated negative impact from FX. SG&A expenses of 27.7% of revenues for the three months ended June 30, 2025 compared to 22.7% of revenues for the three months ended June 30, 2024. The decrease in SG&A expenses was primarily due to lower compensation, travel and entertainment, and outside services expenses, which was partially offset by higher bad debt expenses.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues decreased $35.8 million, or 16.5%, to $180.8 million for the six months ended June 30, 2025, due to lower demand for our M&A-related “second request” services.
Gross profit decreased $22.4 million, or 28.0%, to $57.6 million for the six months ended June 30, 2025. Gross profit margin decreased by 5.1 percentage points for the six months ended June 30, 2025. The decrease in gross profit margin was primarily due to lower profitability for our processing, managed review and consulting services, primarily resulting from the decline in revenues from our M&A-related “second request” services.
SG&A expenses decreased $4.4 million, or 8.5%, to $47.6 million for the six months ended June 30, 2025. SG&A expenses of 26.3% of revenues for the six months ended June 30, 2025 compared to 24.0% of revenues for the six months ended June 30, 2024. The decrease in SG&A expenses was primarily due to lower compensation and travel and entertainment expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Revenues	$102,650	$84,941	$189,668	$166,149
Percentage change in revenues from prior year	20.8%	2.8%	14.2%	6.7%
Operating expenses
Direct cost of revenues	65,523	54,767	122,215	106,708
Selling, general and administrative expenses	19,584	19,481	37,848	37,204
Special charges	—	—	3,268	—
Amortization of intangible assets	69	99	138	169
	85,176	74,347	163,469	144,081
Segment operating income	17,474	10,594	26,199	22,068
Percentage change in segment operating income from prior year	64.9%	-6.1%	18.7%	10.6%
Add back:
Depreciation and amortization of intangible assets	1,007	1,017	1,917	1,969
Special charges	—	—	3,268	—
Adjusted Segment EBITDA	$18,481	$11,611	$31,384	$24,037
Gross profit (1)	$37,127	$30,174	$67,453	$59,441
Percentage change in gross profit from prior year	23.0%	2.0%	13.5%	8.3%
Gross profit margin (2)	36.2%	35.5%	35.6%	35.8%
Adjusted Segment EBITDA as a percentage of revenues	18.0%	13.7%	16.5%	14.5%
Number of billable professionals (at period end)	892	972	892	972
Percentage change in number of billable professionals from prior year	-8.2%	-2.0%	-8.2%	-2.0%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues increased $17.7 million, or 20.8%, to $102.7 million for the three months ended June 30, 2025, which included a 2.2% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $15.8 million, or 18.6%, primarily due to an $8.4 million increase in pass-through revenues and higher demand for our corporate reputation and financial communications services.
Gross profit increased $7.0 million, or 23.0%, to $37.1 million for the three months ended June 30, 2025. Gross profit margin increased 0.6 percentage points for the three months ended June 30, 2025. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues, which was partially offset by higher pass-through revenues and expenses.
SG&A expenses increased $0.1 million, or 0.5%, to $19.6 million for the three months ended June 30, 2025, which included a 2.4% estimated negative impact from FX. SG&A expenses of 19.1% of revenues for the three months ended June 30, 2025 compared to 22.9% of revenues for the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues increased $23.5 million, or 14.2%, to $189.7 million for the six months ended June 30, 2025, primarily due to a $12.0 million increase in pass-through revenues and higher demand for our corporate reputation and financial communications services.
Gross profit increased $8.0 million, or 13.5%, to $67.5 million for the six months ended June 30, 2025. Gross profit margin decreased 0.2 percentage points for the six months ended June 30, 2025. The decrease in gross profit margin was primarily due to higher pass-through revenues and expenses, which was partially offset by lower compensation expenses as a percentage of revenues.
SG&A expenses increased $0.6 million, or 1.7%, to $37.8 million for the six months ended June 30, 2025. SG&A expenses of 20.0% of revenues for the six months ended June 30, 2025 compared to 22.4% of revenues for the six months ended June 30, 2024. The increase in SG&A expenses was primarily due to higher compensation and bad debt expenses.
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
Cash Flows

	Six Months Ended June 30,
	2025	2024

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(409,517)	$(139,592)
Net cash provided by (used in) investing activities	$(35,228)	$10,546
Net cash provided by (used in) financing activities	$(84,194)	$58,317
Effect of exchange rate changes on cash and cash equivalents	$21,277	$(6,065)
DSO (1)	100	105

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in FX rates. We multiply the result by the number of days in the quarter.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net cash used in operating activities increased $269.9 million, or 193.4%, to $409.5 million compared to $139.6 million for the six months ended June 30, 2024. The increase in net cash used in operating activities was primarily due to an increase in forgivable loan issuances, compensation and income tax payments and a decrease in cash collections. DSO was 100 and 105 days as of June 30, 2025 and 2024, respectively.
Net cash used in investing activities of $35.2 million during the six months ended June 30, 2025 compared to net cash provided by investing activities of $10.5 million for the six months ended June 30, 2024. The increase in net cash used in investing activities was primarily due to the prior year maturity of a short-term investment of $25.2 million, which created an inflow in the comparative prior year period. In addition, there was a $20.5 million increase in capital expenditures primarily driven by higher spend on leasehold improvements and cloud computing costs as compared to the six months ended June 30, 2024.
Net cash used in financing activities of $84.2 million during the six months ended June 30, 2025 compared to net cash provided by financing activities of $58.3 million for the six months ended June 30, 2024. The increase in net cash used in financing activities was primarily due to $536.7 million in payments for common stock repurchases under the Repurchase Program, which was partially offset by an increase in net borrowings of $410.0 million under our Credit Facility compared to the six months ended June 30, 2024.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $21.3 million for the six months ended June 30, 2025 compared to an unfavorable impact of $6.1 million for the six months ended June 30, 2024.

Cash paid for income taxes and tax credits, net of tax refunds included $28.9 million and $23.5 million of payments for the purchase of tax credits during the six months ended June 30, 2025 and 2024, respectively.
Principal Sources of Capital Resources
As of June 30, 2025, our capital resources included $152.8 million of cash and cash equivalents and available borrowing capacity of $430.0 million under the revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
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
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of June 30, 2025, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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
Capital Expenditures
During the six months ended June 30, 2025, we spent $35.2 million in capital expenditures to support our organization. For the remainder of 2025, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $29 million and $36 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.

Share Repurchase Program
During the six months ended June 30, 2025, we made $536.7 million in payments for common stock repurchases under the Repurchase Program. We had $309.3 million remaining available under the Repurchase Program to repurchase additional shares of our common stock as of June 30, 2025.
Future Contractual Obligations
Our future contractual obligations as of June 30, 2025 include long-term obligations of $470.0 million related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 8, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have current obligations of $36.0 million and non-current obligations of $216.7 million.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Off-Balance Sheet Arrangements
As of June 30, 2025 and December 31, 2024, the Company was contingently liable under bank guarantees issued in favor of third parties that totaled $16.2 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $47.4 million and $42.7 million as of June 30, 2025 and December 31, 2024, respectively. The Company had $31.2 million and $31.8 million available under the guarantee facilities as of June 30, 2025 and December 31, 2024, respectively. These bank guarantees are issued separately from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except price per share data)
April 1 through April 30, 2025	737		$160.07	737	(4)	$546,266
May 1 through May 31, 2025	496	(2)	$165.31	478	(5)	$467,296
June 1 through June 30, 2025	991	(3)	$161.57	977	(6)	$309,350
	2,224			2,192

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.7 billion on April 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended June 30, 2025, we repurchased an aggregate of 2,192,333 shares of our common stock under the Repurchase Program at an average price of $161.88 per share for a total cost of approximately $354.9 million.
(2)Includes 18,854 shares of common stock withheld to cover payroll tax withholdings.
(3)Includes 13,388 shares of common stock withheld to cover payroll tax withholdings.
(4)During the month ended April 30, 2025, we repurchased and retired 737,231 shares of common stock, at an average price per share of $160.07, for an aggregate cost of $118.0 million.
(5)During the month ended May 31, 2025, we repurchased and retired 477,589 shares of common stock, at an average price per share of $165.33, for an aggregate cost of $79.0 million.

(6)During the month ended June 30, 2025, we repurchased and retired 977,513 shares of common stock, at an average price per share of $161.56, for an aggregate cost of $157.9 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1*
FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan (Adopted Effective as of June 7, 2017, as Amended Effective as of June 4, 2025). (Filed with the Securities and Exchange Commission as Exhibit 10.1 to FTI Consulting, Inc.’s Current Report on Form 8-K dated June 4, 2025, filed with the SEC on June 5, 2025 and incorporated herein by reference.)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 24, 2025

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)