Form 10-Q
period 2025-09-30
FTI CONSULTING, INC
filed 2025-10-23
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2025
Common Stock, $0.01 par value	30,876,070

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$145,967	$660,493
Accounts receivable, net	1,140,665	1,020,174
Current portion of notes receivable	88,655	44,894
Prepaid expenses and other current assets	123,289	93,953
Total current assets	1,498,576	1,819,514
Property and equipment, net	170,552	150,295
Operating lease assets	201,414	198,318
Goodwill	1,241,422	1,226,556
Intangible assets, net	14,158	16,770
Notes receivable, net	269,065	109,119
Other assets	94,598	76,258
Total assets	$3,489,785	$3,596,830
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$186,657	$224,394
Accrued compensation	561,902	639,745
Billings in excess of services provided	60,476	67,620
Total current liabilities	809,035	931,759
Long-term debt	510,000	—
Noncurrent operating lease liabilities	225,988	208,036
Deferred income taxes	106,780	111,825
Other liabilities	88,327	86,920
Total liabilities	1,740,130	1,338,540
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 31,346 (2025) and 35,913 (2024)	313	359
Additional paid-in capital	—	39,650
Retained earnings	1,882,483	2,394,853
Accumulated other comprehensive loss	(133,141)	(176,572)
Total stockholders’ equity	1,749,655	2,258,290
Total liabilities and stockholders’ equity	$3,489,785	$3,596,830

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$956,167	$926,019	$2,798,111	$2,803,728
Operating expenses
Direct cost of revenues	638,233	628,079	1,888,302	1,891,862
Selling, general and administrative expenses	199,484	205,995	586,023	614,100
Special charges	—	—	25,295	—
Amortization of intangible assets	780	1,053	2,850	3,149
	838,497	835,127	2,502,470	2,509,111
Operating income	117,670	90,892	295,641	294,617
Other income (expense)
Interest income and other	1,692	(909)	2,466	2,581
Interest expense	(7,634)	(1,197)	(13,859)	(6,235)
	(5,942)	(2,106)	(11,393)	(3,654)
Income before income tax provision	111,728	88,786	284,248	290,963
Income tax provision	28,910	22,320	67,908	60,585
Net income	$82,818	$66,466	$216,340	$230,378
Earnings per common share — basic	$2.63	$1.88	$6.50	$6.55
Earnings per common share — diluted	$2.60	$1.85	$6.43	$6.43
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(4,916)	$28,752	$43,431	$15,601
Total other comprehensive income (loss), net of tax	(4,916)	28,752	43,431	15,601
Comprehensive income	$77,902	$95,218	$259,771	$245,979

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290
Net income	—	$—	$—	$61,824	$—	$61,824
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14,574	14,574
Issuance of common stock in connection with:
Exercise of options	2	—	80	—	—	80
Restricted share grants, less net settled shares of 64	67	1	(7,208)	—	—	(7,207)
Purchase and retirement of common stock, including excise tax	(1,127)	(11)	(187,665)	—	—	(187,676)
Share-based compensation	—	—	9,753	—	—	9,753
Reclassification of negative additional paid-in capital	—	—	145,390	(145,390)	—	—
Balance at March 31, 2025	34,855	$349	$—	$2,311,287	$(161,998)	$2,149,638
Net income	—	$—	$—	$71,698	$—	$71,698
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	33,773	33,773
Issuance of common stock in connection with:
Exercise of options	18	—	697	—	—	697
Restricted share grants, less net settled shares of 32	46	—	(7,603)	—	—	(7,603)
Purchase and retirement of common stock, including excise tax	(2,192)	(22)	(358,218)	—	—	(358,240)
Share-based compensation	—	—	9,918	—	—	9,918
Reclassification of negative additional paid-in capital	—	—	355,206	(355,206)	—	—
Balance at June 30, 2025	32,727	$327	$—	$2,027,779	$(128,225)	$1,899,881
Net income	—	$—	$—	$82,818	$—	$82,818
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(4,916)	(4,916)
Issuance of common stock in connection with:
Exercise of options	18	—	610	—	—	610
Restricted share grants, less net settled shares of 9	27	—	(1,417)	—	—	(1,417)
Purchase and retirement of common stock, including excise tax	(1,426)	(14)	(236,330)	—	—	(236,344)
Share-based compensation	—	—	9,023	—	—	9,023
Reclassification of negative additional paid-in capital	—	—	228,114	(228,114)	—	—
Balance at September 30, 2025	31,346	$313	$—	$1,882,483	$(133,141)	$1,749,655

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$79,965	$—	$79,965
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(11,433)	(11,433)
Issuance of common stock in connection with:
Exercise of options	106	1	3,897	—	—	3,898
Restricted share grants, less net settled shares of 57	70	1	(8,307)	—	—	(8,306)
Share-based compensation	—	—	8,812	—	—	8,812
Balance at March 31, 2024	35,697	$357	$21,162	$2,194,730	$(161,893)	$2,054,356
Net income	—	$—	$—	$83,947	$—	$83,947
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(1,718)	(1,718)
Issuance of common stock in connection with:
Exercise of options	180	2	6,714	—	—	6,716
Restricted share grants, less net settled shares of 15	25	—	(3,210)	—	—	(3,210)
Share-based compensation	—	—	9,289	—	—	9,289
Balance at June 30, 2024	35,902	$359	$33,955	$2,278,677	$(163,611)	$2,149,380
Net income	—	$—	$—	$66,466	$—	$66,466
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	28,752	28,752
Issuance of common stock in connection with:
Restricted share grants, less net settled shares of 10	47	1	(2,274)	—	—	(2,273)
Share-based compensation	—	—	9,874	—	—	9,874
Balance at September 30, 2024	35,949	$360	$41,555	$2,345,143	$(134,859)	$2,252,199

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$216,340	$230,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	33,591	32,176
Amortization of intangible assets	2,850	3,149
Amortization of notes receivable	50,767	37,944
Provision for expected credit losses	25,810	28,376
Share-based compensation	28,694	27,975
Deferred income taxes	18,216	(3,768)
Other	432	(315)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(122,707)	(100,004)
Notes receivable, net of repayments	(251,576)	(83,533)
Prepaid expenses and other assets	(9,199)	(8,604)
Accounts payable, accrued expenses and other	(3,858)	(2,590)
Income taxes	(78,708)	(20,202)
Accrued compensation	(110,111)	(57,691)
Billings in excess of services provided	(8,165)	(3,509)
Net cash provided by (used in) operating activities	(207,624)	79,782
Investing activities
Purchases of property and equipment and other	(50,142)	(21,729)
Maturity of short-term investment	—	25,246
Net cash provided by (used in) investing activities	(50,142)	3,517
Financing activities
Borrowings under revolving line of credit	1,040,000	600,000
Repayments under revolving line of credit	(530,000)	(600,000)
Purchase and retirement of common stock	(770,889)	—
Share-based compensation tax withholdings	(18,295)	(16,593)
Proceeds on stock option exercises	1,392	10,614
Deposits and other	509	1,106
Net cash used in financing activities	(277,283)	(4,873)
Effect of exchange rate changes on cash and cash equivalents	20,523	4,696
Net increase (decrease) in cash and cash equivalents	(514,526)	83,122
Cash and cash equivalents, beginning of period	660,493	303,222
Cash and cash equivalents, end of period	$145,967	$386,344
Supplemental cash flow disclosures
Cash paid for interest	$9,339	$5,445
Cash paid for income taxes and tax credits, net of refunds	$128,400	$84,554
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,069	$2,805
Excise tax on purchase and retirement of common stock	$7,081	$—
Non-cash additions to property and equipment	$2,119	$1,136
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. The fair values of all financial instruments are estimated to be equal to their carrying values as of September 30, 2025 and December 31, 2024. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
2. New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the United States (“U.S.”) (federal, state and local) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements, but it will result in additional annual disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance to reflect neutrality toward different methods of software development. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2027 and can be applied prospectively, retrospectively, or with a modified transition approach. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator — basic and diluted
Net income	$82,818	$66,466	$216,340	$230,378
Denominator
Weighted average number of common shares outstanding — basic	31,523	35,315	33,266	35,172
Effect of dilutive share-based awards	272	521	322	527
Effect of dilutive stock options	28	56	37	143
Weighted average number of common shares outstanding — diluted	31,823	35,892	33,625	35,842
Earnings per common share — basic	$2.63	$1.88	$6.50	$6.55
Earnings per common share — diluted	$2.60	$1.85	$6.43	$6.43
Antidilutive stock options and share-based awards	224	19	236	27
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $5.9 million and $17.4 million for the three and nine months ended September 30, 2025, respectively, and $8.8 million and $16.2 million for the three and nine months ended September 30, 2024, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee, performance-based and contingent arrangements. As of September 30, 2025 and December 31, 2024, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $21.8 million and $25.5 million, respectively. We expect to recognize all of the related revenues over the next 24 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2025 and December 31, 2024.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of September 30, 2025 and December 31, 2024.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Accounts receivable:
Billed receivables	$793,651	$742,504
Unbilled receivables	442,215	368,216
Allowance for expected credit losses	(95,201)	(90,546)
Accounts receivable, net	$1,140,665	$1,020,174
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for expected credit losses	$13,901	$8,454	$25,810	$28,376
Write-offs	$8,655	$11,065	$22,702	$30,946
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Special Charges
There were no special charges recorded during the three months ended September 30, 2025.
During the nine months ended September 30, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services. The special charges concluded as of March 31, 2025. A portion of the special charges was paid during the nine months ended September 30, 2025 and the remaining amounts will be paid in cash in the next six months. These amounts are included in “Accounts payable, accrued expenses and other” on our Condensed Consolidated Balance Sheets.
The following table details the special charges by segment:

Nine Months Ended September 30, 2025
Corporate Finance & Restructuring (“Corporate Finance”)	$11,696
Forensic and Litigation Consulting (“FLC”)	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total	$25,295
There were no special charges recorded during the three and nine months ended September 30, 2024.

7. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2024	$535,328	$212,367	$268,294	$96,784	$113,783	$1,226,556
Foreign currency translation adjustment	7,026	2,714	596	97	4,433	14,866
Balance at September 30, 2025	$542,354	$215,081	$268,890	$96,881	$118,216	$1,241,422

(1)    There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of September 30, 2025 and December 31, 2024.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $312.4 million and $307.9 million as of September 30, 2025 and December 31, 2024, respectively, and accumulated impairment losses of $194.1 million as of September 30, 2025 and December 31, 2024.
Intangible Assets
Intangible assets were as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets (1)	$41,180	$32,647	$8,533	$38,821	$27,676	$11,145
Non-amortizing intangible assets (2)	5,625	—	5,625	5,625	—	5,625
Total	$46,805	$32,647	$14,158	$44,446	$27,676	$16,770

(1)    Amortizing intangible assets include customer relationships, trademarks, acquired software and other as of September 30, 2025 and December 31, 2024.
(2)    Non-amortizing intangible assets include trademarks as of September 30, 2025 and December 31, 2024.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $0.8 million and $2.9 million during the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2024, respectively.
8. Debt
Long-term debt outstanding under our senior unsecured bank revolving credit facility (“Credit Facility”) was $510.0 million and there was no current portion as of September 30, 2025. The Company classified the borrowings under the Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as we have the intent and unilateral ability to refinance any borrowings on a continuous basis through the maturity of the Credit Facility on November 21, 2027. There was no debt outstanding as of December 31, 2024.
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
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease assets	$201,414	$198,318
Total lease assets		$201,414	$198,318
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$33,354	$34,110
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	225,988	208,036
Total lease liabilities		$259,342	$242,146
The table below summarizes total lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2025	2024	2025	2024
Operating lease costs	$13,062	$12,785	$38,637	$37,692
Variable lease costs and other	4,244	5,066	13,514	13,242
Total lease cost, net	$17,306	$17,851	$52,151	$50,934
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of September 30, 2025
2025 (remaining)	$10,623
2026	56,127
2027	54,126
2028	43,091
2029	33,006
Thereafter	126,721
Total future lease payments	323,694
Less: imputed interest	(64,352)
Total	$259,342

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$43,778	$42,052

Operating lease assets obtained in exchange for lease liabilities	$22,627	$22,865

Weighted average remaining lease term (years)
Operating leases	7.3	7.5

Weighted average discount rate
Operating leases	5.9%	5.9%
10. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or our results of operations. During the three and nine months ended September 30, 2025, the Company recognized gain contingencies at the conclusion of certain legal actions. These amounts are included as a gain in “Selling, general and administrative (“SG&A”) expenses” on our Condensed Consolidated Statements of Comprehensive Income.
As of September 30, 2025 and December 31, 2024, the Company was contingently liable under bank guarantees issued in favor of third parties that totaled $19.1 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $47.5 million and $42.7 million as of September 30, 2025 and December 31, 2024, respectively. The Company had $28.3 million and $31.8 million available under the guarantee facilities as of September 30, 2025 and December 31, 2024, respectively. These bank guarantees are issued separately from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
11. Share-Based Compensation
During the nine months ended September 30, 2025, we granted equity awards of 119,483 restricted shares, 108,455 restricted stock units and 105,632 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2025, 34,335 shares of restricted stock and 5,453 restricted stock units were forfeited prior to the completion of the applicable vesting requirements. Additionally, 43,174 performance stock units were forfeited during the nine months ended September 30, 2025, including award targets that were not achieved.
Total share-based compensation expense, net of forfeitures, is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2025	2024	2025	2024
Direct cost of revenues	$7,041	$5,681	$18,483	$16,480
Selling, general and administrative expenses	2,965	5,061	11,212	14,967
Total share-based compensation expense	$10,006	$10,742	$29,695	$31,447
12. Stockholders’ Equity
2016 Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.7 billion on April 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2025, we had $75.3 million available under the Repurchase Program to repurchase additional shares of our common stock.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock repurchased and retired	1,426	—	4,745	—
Average price paid per share (1)	$164.18	$—	$163.35	$—
Total cost (1)	$234,065	$—	$775,085	$—

(1)    Excludes excise tax of $2.3 million and $7.1 million incurred during the three and nine months ended September 30, 2025, respectively.
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
Common Stock Outstanding
Common stock outstanding was approximately 31.3 million shares and 35.9 million shares as of September 30, 2025 and December 31, 2024, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements. The decrease in common stock outstanding was primarily due to stock repurchases under the Repurchase Program during the nine months ended September 30, 2025.
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
We have considered information that is regularly provided to our Chief Executive Officer, who is our chief operating decision maker (“CODM”), for our segment reporting disclosure. Our CODM assesses the performance and allocates resources to each segment based on revenues and multiple measures of segment profit, including gross profit, which is the measure closest to GAAP reporting principles. Gross profit is defined as revenues less direct costs of revenues. Our CODM uses gross profit (i) to evaluate reportable segment performance against budgets, forecasts and strategies and (ii) to make strategic decisions regarding resource allocation, such as billable headcount and related compensation costs, as well as utilization and bill rates of our service offerings. Our CODM is not provided asset information by reportable segment.
The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Three Months Ended September 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$404,896	$194,689	$173,086	$94,081	$89,415	$956,167
Direct costs
Compensation expenses (1)	229,204	114,996	131,804	37,242	47,415	560,661
Other segment items (2)	24,099	5,278	15,393	24,920	7,882	77,572
	253,303	120,274	147,197	62,162	55,297	638,233
Segment gross profit (3)	$151,593	$74,415	$25,889	$31,919	$34,118	$317,934

Nine Months Ended September 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,127,780	$571,808	$544,604	$274,836	$279,083	$2,798,111
Direct costs
Compensation expenses (1)	664,564	340,359	395,813	110,892	142,432	1,654,060
Other segment items (2)	66,462	18,636	39,672	74,392	35,080	234,242
	731,026	358,995	435,485	185,284	177,512	1,888,302
Segment gross profit (3)	$396,754	$212,813	$109,119	$89,552	$101,571	$909,809

Three Months Ended September 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$341,512	$168,778	$222,033	$110,404	$83,292	$926,019
Direct costs
Compensation expenses (1)	210,774	105,584	143,096	38,691	45,411	543,556
Other segment items (2)	21,184	7,916	15,097	32,886	7,440	84,523
	231,958	113,500	158,193	71,577	52,851	628,079
Segment gross profit (3)	$109,554	$55,278	$63,840	$38,827	$30,441	$297,940

Nine Months Ended September 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,055,493	$514,348	$657,454	$326,992	$249,441	$2,803,728
Direct costs
Compensation expenses (1)	635,587	321,896	431,270	114,267	136,243	1,639,263
Other segment items (2)	66,130	23,922	45,402	93,829	23,316	252,599
	701,717	345,818	476,672	208,096	159,559	1,891,862
Segment gross profit (3)	$353,776	$168,530	$180,782	$118,896	$89,882	$911,866

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees, depreciation and other costs. In our Technology segment, other segment items also include expenses related to software, licensing and data storage.

(3)Includes internal cost recovery for work performed on corporate projects of $5.0 million and $12.9 million for the three and nine months ended September 30, 2025, respectively, and $4.3 million and $12.0 million for the three and nine months ended September 30, 2024, respectively. Costs associated with billable work performed on corporate projects are included in unallocated corporate expenses as SG&A expenses in the Condensed Consolidated Statements of Comprehensive Income.
The table below reconciles income before income tax provision to total segment gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income tax provision	$111,728	$88,786	$284,248	$290,963
Add back:
Interest expense	7,634	1,197	13,859	6,235
Interest income and other	(1,692)	909	(2,466)	(2,581)
Amortization of intangibles	780	1,053	2,850	3,149
Special charges	—	—	25,295	—
Selling, general and administrative expenses	199,484	205,995	586,023	614,100
Total segment gross profit	$317,934	$297,940	$909,809	$911,866

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and nine months ended September 30, 2025 and 2024, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
Non-GAAP Financial Measures
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and segment financial information that may not be presented in our financial statements or prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Certain of these financial measures are considered not in conformity with GAAP (“non-GAAP financial measures”) under the SEC rules. Specifically, we have referred to the following non-GAAP financial measures:
•Total Segment Operating Income
•Adjusted Segment EBITDA
•Total Adjusted Segment EBITDA
•Adjusted EBITDA
•Adjusted EBITDA Margin
•Adjusted Net Income
•Adjusted Earnings per Diluted Share
•Free Cash Flow
We have included the definition of Segment Operating Income (Loss), which is a GAAP financial measure, below in order to more fully define the components of certain non-GAAP financial measures in the accompanying analysis of financial information.

We define Segment Operating Income (Loss) as a segment’s share of consolidated operating income. We define Total Segment Operating Income, which is a non-GAAP financial measure, as the total of Segment Operating Income (Loss) for all segments, which excludes unallocated corporate expenses. We use Segment Operating Income (Loss) for the purpose of calculating Adjusted Segment EBITDA, which is a non-GAAP financial measure. We define Adjusted Segment EBITDA as Segment Operating Income (Loss) before depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges and goodwill impairment charges. We use Adjusted Segment EBITDA as a basis to internally evaluate the financial performance of our segments because we believe it reflects core operating performance and provides an indicator of the segment’s ability to generate cash. We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$956,167	$926,019	$2,798,111	$2,803,728
Special charges (1)	$—	$—	$25,295	$—
Net income	$82,818	$66,466	$216,340	$230,378
Adjusted EBITDA	$130,573	$102,948	$357,377	$329,942
EPS	$2.60	$1.85	$6.43	$6.43
Adjusted EPS	$2.60	$1.85	$7.01	$6.43
Net cash provided by (used in) operating activities	$201,893	$219,374	$(207,624)	$79,782
Total number of employees	8,167	8,382	8,167	8,382

(1)Excluded from non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS
Third Quarter 2025 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2025 increased $30.1 million, or 3.3%, compared to the three months ended September 30, 2024, which included a 1.1% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $19.8 million, or 2.1%, compared to the three months ended September 30, 2024, due to higher revenues in our Corporate Finance, FLC and Strategic Communications segments, which was partially offset by lower revenues in our Economic Consulting and Technology segments.
Net income
Net income for the three months ended September 30, 2025 increased $16.4 million, or 24.6%, compared to the three months ended September 30, 2024. The increase in net income was primarily due to higher revenues, lower selling, general and administrative (“SG&A”) expenses, and an FX remeasurement gain compared to a loss in the same quarter in the prior year. This was partially offset by an increase in direct costs, including higher variable compensation and forgivable loan amortization expenses, as well as a higher income tax provision and an increase in interest expense.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2025 increased $27.6 million, or 26.8%, compared to the three months ended September 30, 2024. Adjusted EBITDA Margin of 13.7% for the three months ended September 30, 2025 compared to 11.1% for the three months ended September 30, 2024. The increase in Adjusted EBITDA was primarily due to higher revenues and lower SG&A expenses, which was partially offset by an increase in direct costs, including higher variable compensation and forgivable loan amortization expenses.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2025 increased $0.75 to $2.60 compared to $1.85 for the three months ended September 30, 2024. The increase in EPS was primarily due to higher net income as described above, as well as a decrease in diluted weighted average shares outstanding.
Adjusted EPS was equal to EPS for the three months ended September 30, 2025 and 2024, respectively.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended September 30, 2025 decreased $17.5 million, or 8.0%, to $201.9 million compared to $219.4 million for the three months ended September 30, 2024. The decrease in net cash provided by operating activities was primarily due to lower cash collections and an increase in income tax payments, which was partially offset by lower operating expenses. Days sales outstanding (“DSO”) of 102 days at September 30, 2025 compared to 108 days at September 30, 2024.

Free Cash Flow was an inflow of $187.0 million and $212.3 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in Free Cash Flow was primarily due to lower net cash provided by operating activities, as described above, and higher net cash used for purchases of property and equipment.
During the three months ended September 30, 2025, we made $234.2 million in payments for common stock repurchases under the Repurchase Program.
Recent Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA is expected to have immaterial impacts on the current and future year cash flows and effective tax rate.
Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the nine months ended September 30, 2025.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2024	2,286	1,542	1,110	714	981	6,633	1,741	8,374
Reductions, net	(37)	(33)	(91)	(33)	(44)	(238)	(31)	(269)
March 31, 2025	2,249	1,509	1,019	681	937	6,395	1,710	8,105
Reductions, net	(61)	(27)	(28)	(26)	(45)	(187)	(11)	(198)
June 30, 2025	2,188	1,482	991	655	892	6,208	1,699	7,907
Additions, net	124	51	37	25	12	249	11	260
September 30, 2025	2,312	1,533	1,028	680	904	6,457	1,710	8,167
Percentage change in headcount from December 31, 2024	1.1%	(0.6)%	(7.4)%	(4.8)%	(7.8)%	(2.7)%	(1.8)%	(2.5)%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$404,896	$341,512	$1,127,780	$1,055,493
FLC	194,689	168,778	571,808	514,348
Economic Consulting	173,086	222,033	544,604	657,454
Technology	94,081	110,404	274,836	326,992
Strategic Communications	89,415	83,292	279,083	249,441
Total revenues	$956,167	$926,019	$2,798,111	$2,803,728
Segment operating income (loss)
Corporate Finance	$92,953	$54,503	$212,031	$189,615
FLC	40,460	18,118	99,637	63,185
Economic Consulting	(5,823)	33,880	19,073	89,697
Technology	9,286	12,524	17,440	40,600
Strategic Communications	15,865	11,188	42,064	33,256
Total segment operating income	152,741	130,213	390,245	416,353
Unallocated corporate expenses	(35,071)	(39,321)	(94,604)	(121,736)
Operating income	117,670	90,892	295,641	294,617
Other income (expense)
Interest income and other	1,692	(909)	2,466	2,581
Interest expense	(7,634)	(1,197)	(13,859)	(6,235)
	(5,942)	(2,106)	(11,393)	(3,654)
Income before income tax provision	111,728	88,786	284,248	290,963
Income tax provision	28,910	22,320	67,908	60,585
Net income	$82,818	$66,466	$216,340	$230,378
Earnings per common share — basic	$2.63	$1.88	$6.50	$6.55
Earnings per common share — diluted	$2.60	$1.85	$6.43	$6.43
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$82,818	$66,466	$216,340	$230,378
Add back:
Income tax provision	28,910	22,320	67,908	60,585
Interest income and other	(1,692)	909	(2,466)	(2,581)
Interest expense	7,634	1,197	13,859	6,235
Depreciation of property and equipment	12,123	11,003	33,591	32,176
Amortization of intangible assets	780	1,053	2,850	3,149
Special charges	—	—	25,295	—
Adjusted EBITDA	$130,573	$102,948	$357,377	$329,942

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$82,818	$66,466	$216,340	$230,378
Add back:
Special charges	—	—	25,295	—
Tax impact of special charges	—	—	(5,799)	—
Adjusted Net Income	$82,818	$66,466	$235,836	$230,378
EPS	$2.60	$1.85	$6.43	$6.43
Add back:
Special charges	—	—	0.75	—
Tax impact of special charges	—	—	(0.17)	—
Adjusted EPS	$2.60	$1.85	$7.01	$6.43
Weighted average number of common shares outstanding — diluted	31,823	35,892	33,625	35,842
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$201,893	$219,374	$(207,624)	$79,782
Purchases of property and equipment	(14,914)	(7,047)	(50,142)	(21,748)
Free Cash Flow	$186,979	$212,327	$(257,766)	$58,034
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses decreased $4.3 million, or 10.8%, to $35.1 million for the three months ended September 30, 2025, primarily due to lower compensation expenses, which was partially offset by higher expenses for corporate initiatives.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $2.6 million to a $1.7 million gain for the three months ended September 30, 2025 compared to a $0.9 million loss for the three months ended September 30, 2024. The increase was primarily due to a $0.6 million FX gain for the three months ended September 30, 2025 compared to a $2.5 million FX loss for the three months ended September 30, 2024.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $6.4 million to $7.6 million for the three months ended September 30, 2025 compared to $1.2 million for the three months ended September 30, 2024, primarily due to higher borrowings on our senior unsecured bank revolving credit facility (“Credit Facility”).

Income tax provision
Our income tax provision increased $6.6 million, or 29.5%, to $28.9 million for the three months ended September 30, 2025 compared to $22.3 million for the three months ended September 30, 2024. Our effective tax rate of 25.9% for the three months ended September 30, 2025 compared to 25.1% for the three months ended September 30, 2024. The increase in the income tax provision was primarily due to an increase in income before income tax provision as compared to the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses decreased $27.1 million, or 22.3%, to $94.6 million for the nine months ended September 30, 2025, primarily due to legal settlement gains and lower compensation expenses, which was partially offset by higher expenses for corporate initiatives.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $0.1 million, or 4.5%, to $2.5 million for the nine months ended September 30, 2025.
Interest expense
Interest expense increased $7.6 million, or 122.3%, to $13.9 million for the nine months ended September 30, 2025, primarily due to higher borrowings on our Credit Facility, which was partially offset by lower interest rates on our borrowings.
Income tax provision
Our income tax provision increased $7.3 million, or 12.1%, to $67.9 million for the nine months ended September 30, 2025 compared to $60.6 million for the nine months ended September 30, 2024. Our effective tax rate of 23.9% for the nine months ended September 30, 2025 compared to 20.8% for the nine months ended September 30, 2024. The increase in the income tax provision was primarily due to a higher effective tax rate, which was partially offset by a decrease in income before income tax provision. The effective tax rate for the nine months ended September 30, 2025 was impacted by a less favorable tax benefit related to share-based compensation, as a smaller number of non-qualified stock options were exercised compared to the nine months ended September 30, 2024.

SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following tables reconcile Segment Operating Income (Loss) to Adjusted Segment EBITDA for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$82,818
Interest income and other							(1,692)
Interest expense							7,634
Income tax provision							28,910
Operating income (loss)	$92,953	$40,460	$(5,823)	$9,286	$15,865	$(35,071)	$117,670
Depreciation of property and equipment	2,977	1,927	1,261	4,358	976	624	12,123
Amortization of intangible assets	483	229	—	—	68	—	780
Adjusted EBITDA	$96,413	$42,616	$(4,562)	$13,644	$16,909	$(34,447)	$130,573

Nine Months Ended September 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$216,340
Interest income and other							(2,466)
Interest expense							13,859
Income tax provision							67,908
Operating income	$212,031	$99,637	$19,073	$17,440	$42,064	$(94,604)	$295,641
Depreciation of property and equipment	8,327	5,529	3,996	11,152	2,755	1,832	33,591
Amortization of intangible assets	1,958	686	—	—	206	—	2,850
Special charges	11,696	5,475	983	1,928	3,268	1,945	25,295
Adjusted EBITDA	$234,012	$111,327	$24,052	$30,520	$48,293	$(90,827)	$357,377

Three Months Ended September 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$66,466
Interest income and other							909
Interest expense							1,197
Income tax provision							22,320
Operating income	$54,503	$18,118	$33,880	$12,524	$11,188	$(39,321)	$90,892
Depreciation of property and equipment	2,631	1,644	1,364	3,941	897	526	11,003
Amortization of intangible assets	785	229	—	—	39	—	1,053
Adjusted EBITDA	$57,919	$19,991	$35,244	$16,465	$12,124	$(38,795)	$102,948

Nine Months Ended September 30, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$230,378
Interest income and other							(2,581)
Interest expense							6,235
Income tax provision							60,585
Operating income	$189,615	$63,185	$89,697	$40,600	$33,256	$(121,736)	$294,617
Depreciation of property and equipment	7,664	4,900	3,993	11,376	2,697	1,546	32,176
Amortization of intangible assets	2,332	609	—	—	208	—	3,149
Adjusted EBITDA	$199,611	$68,694	$93,690	$51,976	$36,161	$(120,190)	$329,942

Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$82,818	$66,466	$216,340	$230,378
Add back:
Income tax provision	28,910	22,320	67,908	60,585
Interest income and other	(1,692)	909	(2,466)	(2,581)
Interest expense	7,634	1,197	13,859	6,235
Unallocated corporate expenses	35,071	39,321	94,604	121,736
Total segment operating income	152,741	130,213	390,245	416,353
Add back:
Segment depreciation expense	11,499	10,477	31,759	30,630
Amortization of intangible assets	780	1,053	2,850	3,149
Segment special charges	—	—	23,350	—
Total Adjusted Segment EBITDA	$165,020	$141,743	$448,204	$450,132

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of billable professionals (at period end):
Corporate Finance	2,312	2,295	2,312	2,295
FLC	1,533	1,529	1,533	1,529
Economic Consulting	1,028	1,120	1,028	1,120
Technology (1)	680	718	680	718
Strategic Communications	904	997	904	997
Total billable professionals	6,457	6,659	6,457	6,659
Utilization rates of billable professionals: (2)
Corporate Finance	63%	57%	60%	60%
FLC	58%	55%	58%	57%
Economic Consulting	55%	65%	60%	68%
Average billable rate per hour: (3)
Corporate Finance	$533	$503	$520	$505
FLC	$447	$388	$438	$395
Economic Consulting	$597	$598	$575	$577

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 648 and 855 as-needed employees during the three months ended September 30, 2025 and 2024, respectively.
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

CORPORATE FINANCE & RESTRUCTURING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$404,896	$341,512	$1,127,780	$1,055,493
Percentage change in revenues from prior year	18.6%	-1.7%	6.8%	7.6%
Operating expenses
Direct cost of revenues	253,303	231,958	731,026	701,717
Selling, general and administrative expenses	58,157	54,266	171,069	161,829
Special charges	—	—	11,696	—
Amortization of intangible assets	483	785	1,958	2,332
	311,943	287,009	915,749	865,878
Segment operating income	92,953	54,503	212,031	189,615
Percentage change in segment operating income from prior year	70.5%	-15.7%	11.8%	22.6%
Add back:
Depreciation and amortization of intangible assets	3,460	3,416	10,285	9,996
Special charges	—	—	11,696	—
Adjusted Segment EBITDA	$96,413	$57,919	$234,012	$199,611
Gross profit (1)	$151,593	$109,554	$396,754	$353,776
Percentage change in gross profit from prior year	38.4%	-5.6%	12.1%	12.8%
Gross profit margin (2)	37.4%	32.1%	35.2%	33.5%
Adjusted Segment EBITDA as a percentage of revenues	23.8%	17.0%	20.7%	18.9%
Number of billable professionals (at period end)	2,312	2,295	2,312	2,295
Percentage change in number of billable professionals from prior year	0.7%	2.0%	0.7%	2.0%
Utilization rate of billable professionals	63%	57%	60%	60%
Average billable rate per hour	$533	$503	$520	$505

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues increased $63.4 million, or 18.6%, to $404.9 million for the three months ended September 30, 2025, primarily due to higher demand for our restructuring and transactions services and higher realized bill rates for our transformation & strategy services.
Gross profit increased $42.0 million, or 38.4%, to $151.6 million for the three months ended September 30, 2025. Gross profit margin increased 5.4 percentage points for the three months ended September 30, 2025. The increase in gross profit margin was primarily due to a 6 percentage point increase in utilization and higher realized bill rates.
SG&A expenses increased $3.9 million, or 7.2%, to $58.2 million for the three months ended September 30, 2025, which included a 1.3% estimated negative impact from FX. SG&A expenses of 14.4% of revenues for the three months ended September 30, 2025 compared to 15.9% of revenues for the three months ended September 30, 2024. The increase in SG&A expenses was primarily due to higher bad debt, outside services, and computer hardware and software expenses, which was partially offset by lower compensation expenses.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues increased $72.3 million, or 6.8%, to $1,127.8 million for the nine months ended September 30, 2025, primarily due to higher demand for our restructuring and transaction services and higher realized bill rates for our transformation & strategy and transactions services, which was partially offset by lower demand for our transformation & strategy services.

Gross profit increased $43.0 million, or 12.1%, to $396.8 million for the nine months ended September 30, 2025. Gross profit margin increased 1.7 percentage points for the nine months ended September 30, 2025. The increase in gross profit margin was primarily due to higher realized bill rates.
SG&A expenses increased $9.2 million, or 5.7%, to $171.1 million for the nine months ended September 30, 2025. SG&A expenses of 15.2% of revenues for the nine months ended September 30, 2025 compared to 15.3% of revenues for the nine months ended September 30, 2024. The increase in SG&A expenses was primarily due to higher infrastructure support, outside services, business development, and other general and administrative expenses, which was partially offset by lower compensation expenses.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$194,689	$168,778	$571,808	$514,348
Percentage change in revenues from prior year	15.4%	1.6%	11.2%	5.3%
Operating expenses
Direct cost of revenues	120,274	113,500	358,995	345,818
Selling, general and administrative expenses	33,726	36,931	107,015	104,736
Special charges	—	—	5,475	—
Amortization of intangible assets	229	229	686	609
	154,229	150,660	472,171	451,163
Segment operating income	40,460	18,118	99,637	63,185
Percentage change in segment operating income from prior year	123.3%	-8.1%	57.7%	-1.1%
Add back:
Depreciation and amortization of intangible assets	2,156	1,873	6,215	5,509
Special charges	—	—	5,475	—
Adjusted Segment EBITDA	$42,616	$19,991	$111,327	$68,694
Gross profit (1)	$74,415	$55,278	$212,813	$168,530
Percentage change in gross profit from prior year	34.6%	0.1%	26.3%	4.3%
Gross profit margin (2)	38.2%	32.8%	37.2%	32.8%
Adjusted Segment EBITDA as a percentage of revenues	21.9%	11.8%	19.5%	13.4%
Number of billable professionals (at period end)	1,533	1,529	1,533	1,529
Percentage change in number of billable professionals from prior year	0.3%	1.7%	0.3%	1.7%
Utilization rate of billable professionals	58%	55%	58%	57%
Average billable rate per hour	$447	$388	$438	$395

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
    Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues increased $25.9 million, or 15.4%, to $194.7 million for the three months ended September 30, 2025, primarily due to higher realized bill rates for our risk and investigations, data & analytics and construction solutions services and higher demand for our risk and investigations services.
Gross profit increased $19.1 million, or 34.6%, to $74.4 million for the three months ended September 30, 2025. Gross profit margin increased 5.5 percentage points for the three months ended September 30, 2025. The increase in gross profit margin was primarily due to higher realized bill rates and a 3 percentage point increase in utilization.

SG&A expenses decreased $3.2 million, or 8.7%, to $33.7 million for the three months ended September 30, 2025. SG&A expenses were 17.3% of revenues for the three months ended September 30, 2025 compared to 21.9% of revenues for the three months ended September 30, 2024. The decrease in SG&A expenses was primarily due to the recognition of a gain contingency.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues increased $57.5 million, or 11.2%, to $571.8 million for the nine months ended September 30, 2025, primarily due to higher realized bill rates for our risk and investigations, data & analytics and construction solution services, as well as higher demand for our risk and investigations services.
Gross profit increased $44.3 million, or 26.3%, to $212.8 million for the nine months ended September 30, 2025. Gross profit margin increased 4.5 percentage points for the nine months ended September 30, 2025. The increase in gross profit margin was primarily due to higher realized bill rates.
SG&A expenses increased $2.3 million, or 2.2%, to $107.0 million for the nine months ended September 30, 2025. SG&A expenses of 18.7% of revenues for the nine months ended September 30, 2025 compared to 20.4% of revenues for the nine months ended September 30, 2024. The increase in SG&A expenses was primarily due to higher compensation, infrastructure support and other general and administrative expenses, which was partially offset by the recognition of a gain contingency.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$173,086	$222,033	$544,604	$657,454
Percentage change in revenues from prior year	-22.0%	14.5%	-17.2%	16.3%
Operating expenses
Direct cost of revenues	147,197	158,193	435,485	476,672
Selling, general and administrative expenses	31,712	29,960	89,063	91,085
Special charges	—	—	983	—
	178,909	188,153	525,531	567,757
Segment operating income (loss)	(5,823)	33,880	19,073	89,697
Percentage change in segment operating income (loss) from prior year	-117.2%	28.9%	-78.7%	22.8%
Add back:
Depreciation of property and equipment	1,261	1,364	3,996	3,993
Special charges	—	—	983	—
Adjusted Segment EBITDA	$(4,562)	$35,244	$24,052	$93,690
Gross profit (1)	$25,889	$63,840	$109,119	$180,782
Percentage change in gross profit from prior year	-59.4%	15.1%	-39.6%	18.4%
Gross profit margin (2)	15.0%	28.8%	20.0%	27.5%
Adjusted Segment EBITDA as a percentage of revenues	-2.6%	15.9%	4.4%	14.3%
Number of billable professionals (at period end)	1,028	1,120	1,028	1,120
Percentage change in number of billable professionals from prior year	-8.2%	3.2%	-8.2%	3.2%
Utilization rate of billable professionals	55%	65%	60%	68%
Average billable rate per hour	$597	$598	$575	$577

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues decreased $48.9 million, or 22.0%, to $173.1 million for the three months ended September 30, 2025, which included a 1.5% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $52.2 million or 23.5%. The decrease in revenues was primarily due to lower demand for our non-M&A-related antitrust and M&A-related antitrust services, which was partially offset by higher realized bill rates for our non-M&A-related antitrust services and higher demand for our financial economics services.
Gross profit decreased $38.0 million, or 59.4%, to $25.9 million for the three months ended September 30, 2025. Gross profit margin decreased 13.8 percentage points for the three months ended September 30, 2025. The decrease in gross profit margin was primarily due to a 10 percentage point decline in utilization and higher forgivable loan amortization expenses, which was partially offset by higher realized bill rates for our non-M&A-related antitrust services and lower compensation expenses, including the impact of an 8.2% decline in billable headcount.
SG&A expenses increased $1.8 million, or 5.8%, to $31.7 million for the three months ended September 30, 2025, which included a 2.0% estimated negative impact from FX. SG&A expenses were 18.3% of revenues for the three months ended September 30, 2025 compared to 13.5% of revenues for the three months ended September 30, 2024. The increase in SG&A expenses was primarily driven by higher bad debt expenses, which was partially offset by lower infrastructure support, compensation, and other general and administrative expenses.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues decreased $112.9 million, or 17.2%, to $544.6 million for the nine months ended September 30, 2025, which included a 1.0% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $119.3 million or 18.2%. The decrease in revenues was primarily due to lower demand for our M&A-related antitrust and non-M&A-related antitrust services, which was partially offset by higher realized bill rates for our M&A-related antitrust and non-M&A-related antitrust services, as well as higher demand for our financial economics services.
Gross profit decreased $71.7 million, or 39.6%, to $109.1 million for the nine months ended September 30, 2025. Gross profit margin decreased 7.5 percentage points for the nine months ended September 30, 2025. The decrease in gross profit margin was primarily due to an 8 percentage point decrease in utilization and higher forgivable loan amortization expenses, which was partially offset by higher realized bill rates for our M&A-related antitrust and non-M&A-related antitrust services and lower compensation expenses, including the impact of an 8.2% decline in billable headcount.
SG&A expenses decreased $2.0 million, or 2.2%, to $89.1 million for the nine months ended September 30, 2025, which included a 1.3% estimated negative impact from FX. SG&A expenses of 16.4% of revenues for the nine months ended September 30, 2025 compared to 13.9% of revenues for the nine months ended September 30, 2024. The decrease in SG&A expenses was primarily driven by lower bad debt and other general and administrative expenses, which was partially offset by higher outside services expenses.
TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Revenues	$94,081	$110,404	$274,836	$326,992
Percentage change in revenues from prior year	-14.8%	11.7%	-16.0%	14.0%
Operating expenses
Direct cost of revenues	62,162	71,577	185,284	208,096
Selling, general and administrative expenses	22,633	26,303	70,184	78,296
Special charges	—	—	1,928	—
	84,795	97,880	257,396	286,392
Segment operating income	9,286	12,524	17,440	40,600
Percentage change in segment operating income from prior year	-25.9%	9.1%	-57.0%	2.0%
Add back:
Depreciation of property and equipment	4,358	3,941	11,152	11,376
Special charges	—	—	1,928	—
Adjusted Segment EBITDA	$13,644	$16,465	$30,520	$51,976
Gross profit (1)	$31,919	$38,827	$89,552	$118,896
Percentage change in gross profit from prior year	-17.8%	4.0%	-24.7%	7.3%
Gross profit margin (2)	33.9%	35.2%	32.6%	36.4%
Adjusted Segment EBITDA as a percentage of revenues	14.5%	14.9%	11.1%	15.9%
Number of billable professionals (at period end) (3)	680	718	680	718
Percentage change in number of billable professionals from prior year	-5.3%	14.1%	-5.3%	14.1%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues decreased $16.3 million, or 14.8%, to $94.1 million for the three months ended September 30, 2025, which included a 1.0% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $17.4 million or 15.8%. The decrease in revenues was primarily due to lower demand for our M&A-related “second request” and information governance, privacy & security services.
Gross profit decreased $6.9 million, or 17.8%, to $31.9 million for the three months ended September 30, 2025. Gross profit margin decreased 1.2 percentage points for the three months ended September 30, 2025. The decrease in gross profit margin was primarily due to lower profitability for our processing and hosting services, which was partially offset by higher profitability for our consulting and managed review services.
SG&A expenses decreased $3.7 million, or 14.0%, to $22.6 million for the three months ended September 30, 2025, which included a 1.0% estimated negative impact from FX. SG&A expenses of 24.1% of revenues for the three months ended September 30, 2025 compared to 23.8% of revenues for the three months ended September 30, 2024. The decrease in SG&A expenses was primarily due to lower compensation, travel and entertainment and outside services expenses.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues decreased $52.2 million, or 16.0%, to $274.8 million for the nine months ended September 30, 2025, primarily due to lower demand for our M&A-related “second request” services.
Gross profit decreased $29.3 million, or 24.7%, to $89.6 million for the nine months ended September 30, 2025. Gross profit margin decreased 3.8 percentage points for the nine months ended September 30, 2025. The decrease in gross profit margin was primarily due to lower profitability for our processing and managed review services, largely resulting from the decline in revenues from our M&A-related “second request” services.
SG&A expenses decreased $8.1 million, or 10.4%, to $70.2 million for the nine months ended September 30, 2025. SG&A expenses of 25.5% of revenues for the nine months ended September 30, 2025 compared to 23.9% of revenues for the nine months ended September 30, 2024. The decrease in SG&A expenses was primarily due to lower compensation, travel and entertainment and outside services expenses.

STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Revenues	$89,415	$83,292	$279,083	$249,441
Percentage change in revenues from prior year	7.4%	-4.1%	11.9%	2.8%
Operating expenses
Direct cost of revenues	55,297	52,851	177,512	159,559
Selling, general and administrative expenses	18,185	19,214	56,033	56,418
Special charges	—	—	3,268	—
Amortization of intangible assets	68	39	206	208
	73,550	72,104	237,019	216,185
Segment operating income	15,865	11,188	42,064	33,256
Percentage change in segment operating income from prior year	41.8%	-10.5%	26.5%	2.4%
Add back:
Depreciation and amortization of intangible assets	1,044	936	2,961	2,905
Special charges	—	—	3,268	—
Adjusted Segment EBITDA	$16,909	$12,124	$48,293	$36,161
Gross profit (1)	$34,118	$30,441	$101,571	$89,882
Percentage change in gross profit from prior year	12.1%	0.1%	13.0%	5.4%
Gross profit margin (2)	38.2%	36.5%	36.4%	36.0%
Adjusted Segment EBITDA as a percentage of revenues	18.9%	14.6%	17.3%	14.5%
Number of billable professionals (at period end)	904	997	904	997
Percentage change in number of billable professionals from prior year	-9.3%	-1.3%	-9.3%	-1.3%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues increased $6.1 million, or 7.4%, to $89.4 million for the three months ended September 30, 2025, which included a 2.0% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $4.4 million, or 5.3%, primarily due to higher demand for our corporate reputation services.
Gross profit increased $3.7 million, or 12.1%, to $34.1 million for the three months ended September 30, 2025. Gross profit margin increased 1.6 percentage points for the three months ended September 30, 2025. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues, which included a 9.3% decline in billable headcount.
SG&A expenses decreased $1.0 million, or 5.4%, to $18.2 million for the three months ended September 30, 2025, which included a 2.3% estimated negative impact from FX. SG&A expenses of 20.3% of revenues for the three months ended September 30, 2025 compared to 23.1% of revenues for the three months ended September 30, 2024. The decrease in SG&A expenses was primarily due to lower infrastructure support and bad debt expenses.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues increased $29.6 million, or 11.9%, to $279.1 million for the nine months ended September 30, 2025,which included a 1.1% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $26.9 million, or 10.8%, primarily due to higher demand for our corporate reputation services and a $12.9 million increase in pass-through revenues.
Gross profit increased $11.7 million, or 13.0%, to $101.6 million for the nine months ended September 30, 2025. Gross profit margin increased 0.4 percentage points for the nine months ended September 30, 2025. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues, which included a 9.3% decline in billable headcount. This increase was partially offset by higher pass-through revenues and expenses.
SG&A expenses decreased $0.4 million, or 0.7%, to $56.0 million for the nine months ended September 30, 2025, which included a 1.3% estimated negative impact from FX. SG&A expenses of 20.1% of revenues for the nine months ended September 30, 2025 compared to 22.6% of revenues for the nine months ended September 30, 2024.
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
Cash Flows

	Nine Months Ended September 30,
	2025	2024

Cash Flows	(dollars in thousands)
Net cash provided by (used in) operating activities	$(207,624)	$79,782
Net cash provided by (used in) investing activities	$(50,142)	$3,517
Net cash used in financing activities	$(277,283)	$(4,873)
Effect of exchange rate changes on cash and cash equivalents	$20,523	$4,696
DSO (1)	102	108

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing net accounts receivable reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in FX rates. We multiply the result by the number of days in the quarter.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net cash used in operating activities of $207.6 million during the nine months ended September 30, 2025 compared to net cash provided by operating activities of $79.8 million for the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily due to an increase in forgivable loan issuances, and higher compensation and income tax payments. DSO was 102 and 108 days as of September 30, 2025 and 2024, respectively.
Net cash used in investing activities of $50.1 million during the nine months ended September 30, 2025 compared to net cash provided by investing activities of $3.5 million for the nine months ended September 30, 2024. The increase in net cash used in investing activities was due to a $28.4 million increase in capital expenditures, primarily related to higher spend on leasehold improvements and cloud computing costs as compared to the nine months ended September 30, 2024, as well as the prior year maturity of a short-term investment of $25.2 million, which created an inflow in the comparative prior year period.
Net cash used in financing activities of $277.3 million during the nine months ended September 30, 2025 compared to $4.9 million for the nine months ended September 30, 2024. The increase in net cash used in financing activities was primarily due to $770.9 million in payments for common stock repurchases under the Repurchase Program, which was partially offset by an increase in net borrowings of $510.0 million under our Credit Facility compared to the nine months ended September 30, 2024.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $20.5 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash paid for income taxes and tax credits, net of tax refunds, included $28.9 million and $23.5 million of payments for the purchase of tax credits during the nine months ended September 30, 2025 and 2024, respectively.
Principal Sources of Capital Resources
As of September 30, 2025, our capital resources included $146.0 million of cash and cash equivalents and available borrowing capacity of $390.0 million under the revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
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
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of September 30, 2025, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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
Capital Expenditures
During the nine months ended September 30, 2025, we spent $50.1 million in capital expenditures to support our organization. For the remainder of 2025, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $13 million and $15 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any purchases that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete additional acquisitions.

Share Repurchase Program
During the nine months ended September 30, 2025, we made $770.9 million in payments for common stock repurchases under the Repurchase Program. We had $75.3 million remaining available under the Repurchase Program to repurchase additional shares of our common stock as of September 30, 2025.
Future Contractual Obligations
Our future contractual obligations as of September 30, 2025 include long-term obligations of $510.0 million related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 8, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have current obligations of $33.4 million and non-current obligations of $226.0 million as of September 30, 2025.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Off-Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, the Company was contingently liable under bank guarantees issued in favor of third parties that totaled $19.1 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $47.5 million and $42.7 million as of September 30, 2025 and December 31, 2024, respectively. The Company had $28.3 million and $31.8 million available under the guarantee facilities as of September 30, 2025 and December 31, 2024, respectively. These bank guarantees are issued separately from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
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
Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except price per share data)
July 1 through July 31, 2025	533	(2)	$165.11	530	(4)	$221,903
August 1 through August 31, 2025	263		$166.51	263	(5)	$178,107
September 1 through September 30, 2025	638	(3)	$162.43	633	(6)	$75,256
	1,434			1,426

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $400.0 million to an aggregate authorization of $1.7 billion on April 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended September 30, 2025, we repurchased an aggregate of 1,425,644 shares of our common stock under the Repurchase Program at an average price of $164.18 per share for a total cost of approximately $234.1 million.
(2)Includes 3,826 shares of common stock withheld to cover payroll tax withholdings.
(3)Includes 4,847 shares of common stock withheld to cover payroll tax withholdings.
(4)During the month ended July 31, 2025, we repurchased and retired 529,581 shares of common stock, at an average price per share of $165.10, for an aggregate cost of $87.4 million.
(5)During the month ended August 31, 2025, we repurchased and retired 262,996 shares of common stock, at an average price per share of $166.51, for an aggregate cost of $43.8 million.

(6)During the month ended September 30, 2025, we repurchased and retired 633,067 shares of common stock, at an average price per share of $162.44, for an aggregate cost of $102.8 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1†**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

32.2†**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.)

101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

†	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 23, 2025

FTI CONSULTING, INC.

By:	/s/ Brendan Keating
Brendan Keating
Chief Accounting Officer and Controller
(principal accounting officer)