Form 10-K
period 2025-12-31
FTI CONSULTING, INC
filed 2026-02-26
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4.6 billion, based on the closing sales price of the registrant’s common stock on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of February 19, 2026 was 30,581,897.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of our 2025 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FTI CONSULTING, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2025

FTI CONSULTING, INC.
PART I
Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including among other things, statements about future events, anticipated growth, industry prospects, our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements often contain words such as “may,” “might,” “will,” “should,” “could,” “would,” “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “commits,” “aspires,” “forecasts,” “future,” “goal,” “seeks” and variations of such words or similar expressions.
There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements contained in, or implied by, this Annual Report. Although we believe that the expectations and assumptions reflected in these forward-looking statements are reasonable, we can provide no assurance that these expectations and assumptions will prove to be correct. These forward-looking statements relate to future events, results and outcomes, are inherently uncertain and involve known and unknown risks, uncertainties and other factors that may cause our actual results and outcomes, and the timing of our results and outcomes, to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results or outcomes to differ materially from those contained in any forward-looking statements. Important factors that could cause our actual results or outcomes to differ materially from the forward-looking statements we make in this Annual Report include those set forth under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, as well as in other information that we file with the Securities and Exchange Commission (the “SEC”) from time to time. All forward-looking statements are presented as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement for any reason.
ITEM 1.    BUSINESS
Unless otherwise indicated or required by the context, when we use the terms “Company,” “FTI Consulting,” “we,” “us” and “our,” we mean FTI Consulting, Inc., a Maryland corporation, and its consolidated subsidiaries.
Company Overview
General
FTI Consulting is a leading global expert firm for organizations facing crisis and transformation. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact.
We report financial results for the following five reportable segments:
•Corporate Finance;
•Forensic and Litigation Consulting (“FLC”);
•Economic Consulting;
•Technology; and
•Strategic Communications.
The Company renamed its Corporate Finance & Restructuring segment to Corporate Finance to better align with the segment’s business activities, structure and strategy, as of December 31, 2025. The segment name change did not result in any change to the composition of the segment and has no impact on previously reported financial information.
We work closely with our clients to help them anticipate and overcome complex business challenges and make the most of opportunities arising from factors such as the economy, financial and credit markets, governmental legislation and regulation, and litigation. We provide our clients with expert advice and solutions involving transactions, transformation, turnaround & restructuring, construction, projects, assets & environmental solutions, data & analytics, dispute advisory services, healthcare risk management & advisory, risk & investigations, antitrust & competition economics, financial economics, international arbitration, blockchain & digital assets, information governance, privacy & security, investigations, litigation, M&A, antitrust and competition, corporate reputation, financial communications and public affairs. Our experienced professionals are recognized leaders in their chosen field not only for their level of knowledge and understanding, but for their ability to structure practical, workable solutions to complex issues and real-world problems. Our clients include Fortune 500 corporations, FTSE 100 companies, major law firms, leading private equity firms, global banks and local, state and national governments and agencies around the globe. In addition, major United States (“U.S.”) and international law firms refer us or engage us directly or on behalf of their clients. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.
Our operations span the globe encompassing locations within: (i) the Americas, including 37 U.S. offices located in 21 states and Washington, D.C., and four offices located in Canada; (ii) Latin America, including seven offices located in Argentina, Brazil, Colombia, Mexico, and the British Overseas Territories of the Cayman Islands and the Virgin Islands; (iii) Asia Pacific, including 19 offices located in Australia, China (including Hong Kong), India, Japan, Singapore and South Korea; and (iv) Europe, Middle East and Africa (“EMEA”), including 37 offices located in Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Lebanon, Netherlands, Portugal, Qatar, Saudi Arabia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom (“UK”). In certain jurisdictions, our segments and practices are operated through one or more direct or indirect subsidiaries.
We derive the majority of our revenues from providing professional services to clients in the U.S. For the year ended December 31, 2025, we derived approximately 63% of our revenues from the work of professionals assigned to locations in the U.S. and 37% from the work of professionals assigned to international locations. Seasonal factors, such as the timing of our employees’ and clients’ vacations and holidays, may impact the timing of our revenues across our segments.
Summary Financial and Other Information
The following table sets forth the percentage of consolidated revenues for the last two years contributed by each of our five reportable segments.

	Year Ended December 31,
	2025	2024
Corporate Finance	41%	38%
Forensic and Litigation Consulting	20%	19%
Economic Consulting	19%	23%
Technology	10%	11%
Strategic Communications	10%	9%
Total	100%	100%
The following table sets forth the number of offices and countries in which each segment operates, as well as the number of billable professionals in each of our reportable segments.

	December 31,		December 31,
	2025		2025	2024
	Offices	Countries (1)	Billable Headcount	Billable Headcount
Corporate Finance	71	26	2,297	2,286
Forensic and Litigation Consulting	68	20	1,541	1,542
Economic Consulting	56	24	1,014	1,110
Technology	45	16	662	714
Strategic Communications	44	22	907	981
Total			6,421	6,633

(1)“Countries” include the British Overseas Territories of the Cayman Islands and Virgin Islands

Our Reportable Segments
The Company is organized into five reportable segments, each of which seeks to be a global leader in its own right by serving as a trusted advisor when our clients are presented with challenging issues and the risks are high.
Corporate Finance
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, governments and other interested parties. We deliver a wide range of services centered around three core offerings: Transactions, Transformation and Turnaround & Restructuring.
In 2025, our Corporate Finance segment offered the following services:
Transactions. We provide services that help clients strategize, structure, diligence, integrate, carve-out, value and communicate around business transactions, including the following offerings:
•Diligence (Financial, Tax, HR, IT, Synergy and Regulatory)
•Investment Banking
•Merger Integration & Carve-Out
•Valuation & Financial Advisory Services
Transformation. We provide independent transformation expertise to deliver end-to-end value from strategy to execution, and drive change across the enterprise, enhance performance, build sustainable growth and foster a culture of excellence, including the following offerings:
•Cost Transformation
•Data & Technology Transformation
•HR Transformation
•Office of the Chief Financial Officer Solutions & Finance Transformation
•Operations & Supply Chain Transformation
•Revenue Transformation
•Strategy
Turnaround & Restructuring. We provide advisory services to help our clients stabilize finances and operations to reassure debtors, creditors and other stakeholders that proactive steps are being taken to preserve and enhance value, including the following offerings:
•Company Advisory
•Creditor Advisory
•Dispute Advisory & Litigation Support
•Insolvency
•Interim Management

Forensic and Litigation Consulting
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk & investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Dispute Advisory Services, Healthcare Risk Management & Advisory and Risk & Investigations, which includes our cybersecurity and financial services-related offerings.
In 2025, our FLC segment offered the following services:
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
•Environmental Cost & Damages Analyses
•Expert Services in Delay, Disruption, Quantum & Damages
•Project Delivery and Asset Management Advisory & Transformation
•Technology Enablement, Data Intelligence & Construction Analytics
Data & Analytics. We provide in-depth analysis of large, disparate sets of financial, operational and transactional data, often when our clients are faced with a regulatory inquiry, investigation or a dispute. We provide strategic business solutions, including custom application and software development, to solve critical client needs. Our professionals, who include computer scientists, Ph.D. data scientists, mathematicians, business and finance experts, work together with industry, regulatory, legal and other experts. Our key services include the following offerings:
•Data Strategy, Governance and Reconciliation
•Data Visualization, Process Improvement and Business Intelligence Solutions
•Machine Learning and Other Artificial Intelligence (“AI”) Solutions
•Remediation and Settlement Administration
Dispute Advisory Services. We provide courts and tribunals, parties to disputes and their legal counsel clear, reliable and objective advice on matters within our expertise, from discovery and investigation to privileged consulting and expert witness testimony. In addition, we provide graphic demonstratives and associated technology offerings for presentation in evidentiary hearings. We support our global clients with disputes of all kinds, including the following offerings:
•Claims in International Public Law
•Complex Commercial and Regulatory Disputes
•Energy-related Disputes
•Environmental Dispute Resolution
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
•Disputes and Investigations
•Financial Advisory
•Managed Care & Value-based Care
•Risk, Regulatory and Quality
Risk & Investigations. We provide compliance, risk assessment, investigative, litigation consulting and remediation expertise on a wide range of investigations to boards of directors, executive management, in-house counsel and their outside legal advisors at law firms. Our experts conduct investigations over a wide scope of issues and allegations, including the following offerings:
•Accounting Advisory & Restatements
•Anti-bribery & Corruption Investigations
•Anti-money Laundering Investigations
•Cybersecurity Investigations
•Export Controls, Sanctions & Trade
•Financial Regulatory Investigations
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
In 2025, our Economic Consulting segment offered the following services:
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
•Securities Litigation & Risk Management
•Transfer Pricing
•Valuation

International Arbitration. We work with companies, governments and members of the international bar to provide independent advice and expert testimony relating to business valuations and economic damages in a wide variety of commercial and treaty disputes before international arbitration tribunals, including the following offerings:
•Business Valuations
•Commercial and Treaty Disputes
•Economic Damages
•Litigation Support
Technology
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management, AI and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and AI-powered solutions driven by five core client needs: Blockchain & Digital Assets, Information Governance, Privacy & Security, Investigations, Litigation, and M&A, Antitrust and Competition.
Our expert team, comprising data scientists, technologists and lawyers, delivers defensible and proven solutions and is sought out for large-scale, novel and complex matters involving the intersection of AI with the legal landscape, including intellectual property and copyright infringement. Our IQ.AI solutions provide clients with access to advanced tools tailored to solve specific client centric needs such as for legal review (IQ.AI for Review), investigations (IQ.AI for Investigations), data breach (IQ.AI for Data Breach), antitrust (IQ.AI for Antitrust), disputes (IQ.AI for Litigation) and contracts (IQ.AI for Contracts).
In 2025, our Technology segment offered the following solutions:
Blockchain & Digital Assets. We provide solutions that help companies innovate using blockchain technology and digital assets, while mitigating risks and meeting compliance obligations, including the following offerings:
•Blockchain Managed Services
•Cryptocurrency and Digital Asset Regulatory Compliance
•Cryptocurrency Disputes and Investigations
•Decentralized Due Diligence
•Digital Asset Expert Services and Investigations
•Enterprise Blockchain Innovation
Information Governance, Privacy & Security. We help clients manage emerging data, navigate evolving regulatory and privacy obligations, prepare for and respond to external threats, decrease storage costs, remediate and secure corporate data, enable faster and deeper insight into data, and provide expert testimony to defend corporate data management processes, including the following offerings:
•Advisory on Governance, Policy, Standards & Execution, including for AI
•Compliance and Risk Technology, including Governance, Risk and Compliance
•Data Privacy Program Development, Implementation & Data Subject Access Requests
•Data Migration, Remediation, Disposition and Protection
•Legal Department Operations and Technology
•Microsoft 365 and Copilot Readiness, Governance, Data Protection and Risk Management
•Pixel, Ad Tracker and AdTech Advisory & Services
•Post-data Breach Privacy Analysis & Response

Investigations. We assist organizations in a range of high-stakes investigations, including fraud, bribery, IP theft, antitrust violations, workplace misconduct and white-collar crime. These matters often extend across international borders and require unique processes and expertise for uncovering evidence. Offerings include:
•Digital Forensics & Collection
•E-Discovery
•Emerging Data Solutions
•Expert Witness Testimony
•Find Facts Fast Solutions
Litigation. We provide technology-forward solutions that help in-house legal departments and their law firms respond to rising litigation and disputes challenges, including the following offerings:
•End-to-end E-discovery Software and Solutions
•Legal Hold & Preservation
•Managed Review
M&A, Antitrust and Competition. We combine our full portfolio of investigative, discovery and data capabilities with our global regulatory expertise to help companies and their law firms manage the data and legal requirements of M&A, antitrust and competition matters. This includes:
•Contracts for Pre- and Post-M&A Analysis and Repapering
•Dawn Raids
•Phase II Merger Investigations (EMEA)
•Pre- and Post-M&A Data Separation and Remediation
•“Second Request” Investigations under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (U.S.)
•“Secondary Information Request” Investigations (Canada)
Strategic Communications
Our Strategic Communications segment develops and executes communications strategies to help management teams, boards of directors, law firms, governments and regulators manage change and mitigate risk surrounding transformational and disruptive events, including crises, transactions, investigations, disputes, regulation and legislation. We deliver a wide range of services centered around three core offerings: Corporate Reputation, Financial Communications and Public Affairs.
In 2025, our Strategic Communications segment offered the following services:
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
•Environmental, Social and Governance & Sustainability
•M&A Communications
•Restructuring and Financial Issues
Public Affairs. We combine public policy, capital markets and sector-specific expertise to offer unique insights for clients operating at the critical intersection between business and government, including the following offerings:
•Government Investigations
•Government Relations
•Public Affairs Research & Opinion Polling
•Public Affairs Strategy
•Public Policy Advocacy
Our Industry Specializations
We employ experts across our segments and practices who are qualified to provide our core services plus a range of specialized consulting services and solutions that address the strategic, reputational, operational, financial, regulatory, legal and other needs of specific industries. The major industry groups that we service include:
•Aerospace & Defense
•Airlines & Aviation
•Automotive & Industrials
•Blockchain & Digital Assets
•Chemicals
•Construction & Environmental
•Energy, Power & Products
•Financial Services
•Food & Agribusiness
•Healthcare & Life Sciences
•Hospitality, Gaming & Leisure
•Insurance
•Mining
•Public Sector & Government Contracts
•Real Estate
•Retail & Consumer Products
•Telecom, Media & Technology
•Transportation & Logistics

Our Business Drivers
Material factors that drive demand for our business offerings include:
•AI and Emerging Technologies. We have been leveraging AI to develop solutions for our clients for over a decade, building a leading position in the legal market. We continue to invest in machine learning and AI-related platforms to support our internal infrastructure. We help our clients adapt to the changing technological, regulatory and ethical landscape and actively partner with them to integrate these new technologies into their organizations, including embedding these technologies into our transformation and dispute advisory services offerings, among others. Our AI experts craft tailored AI strategies that align with our clients’ business objectives, leveraging AI and other technologies in their organizations to respond to the market, unlock growth opportunities and manage risk. We continue to invest in our open-source approach while making judicious investments in new and emerging technologies, adapting and refining our strategy by embracing new ways of working to develop services, identify commercial opportunities, improve our performance, increase internal efficiencies and otherwise add value for our clients. We have seen, and continue to believe, that the demand for AI and other technology-enabled consulting services will continue to grow as these capabilities advance in sophistication.
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
•Financial Markets. Financial market factors, including credit and financing availability, terms and conditions, the willingness of financial institutions to provide debt modifications or relief, corporate debt levels, default rates, bankruptcies and restructuring, capital markets transactions, increased consolidation and the growth of emerging currencies, including digital assets and related exchanges, are significant drivers of demand for our business offerings.
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

•M&A Activity. M&A activity is an important driver for all of our segments. We offer services across all phases of the M&A life cycle. Our services during the pre-transaction phase include government competition advice and pre-transaction analysis. Our services during the negotiation phase include due diligence, negotiation and other transaction advisory services, government competition, dawn raid and antitrust regulation services, expert witness testimony, asset valuations and financial communications advice. Our services following the close of a transaction include post-M&A integration, transformation and disputes services.
•Operational Challenges and Opportunities. Operational challenges and opportunities drive demand for services across all of our segments. Businesses facing challenges require the evaluation and re-evaluation of strategy, risks and opportunities. Businesses seek our enterprise transformation services when they want expert advice and execution in moments of significant change, stress, opportunity and other events that arise in the course of business; where the business model, cost structure, operations, or strategy need to materially shift to sustain or accelerate performance. Our transformation services address challenges related to enterprise risk management, reputational scrutiny, global expansion, competition from established companies, emerging businesses and technologies, doing business in emerging markets, and new and changing regulatory requirements and legislation. Management, companies and their boards need outside help to recognize, understand and evaluate such events and effect change, which drives demand for independent transformation services that combine functional and technical specialization and industry expertise.
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
Our Competitive Strengths
We compete primarily on the basis of the breadth of our services, the quality of our work, the prominence of our professionals, our geographic reach, our reputation and performance record, our specialized industry expertise and our strong client relationships. We believe our success is driven by a combination of long-standing competitive strengths, including:
•Pre-eminent Positions and Professionals. As a leading global expert firm for crises and transformation, we believe that we have pre-eminent market positions and experts. During 2025, awards and recognitions received by the Company include the following:
•FTI Consulting recognized as Consulting Firm of the Year, Energy Experts Firm of the Year, Insurance Expert Witnesses Firm of the Year, Investigations Digital Forensics Firm of the Year and Restructuring & Insolvency Advisers Firm of the Year at the 2025 Lexology Index Awards.
•FTI Consulting recognized as a top global investigations consultancy firm on the Global Investigations Review GIR 100 2025 list.
•FTI Consulting recognized as “Global Turnaround Consulting Firm of the Year” at the Turnaround Atlas Awards, the 10th time receiving this recognition.
•FTI Consulting subsidiary Compass Lexecon recognized as Competition Economics Firm of the Year at the 2025 Lexology Index Awards.
•FTI Consulting and Compass Lexecon led the Lexology Index Arbitration: Expert Witnesses list for the 16th consecutive year with 73 experts recognized.
•FTI Consulting and Compass Lexecon led the Lexology Index Consulting Experts list for the 10th consecutive year, with 183 professionals recognized globally.

•FTI Consulting named a Top Consulting Firm of 2025 by Management Consulted.
•Compass Lexecon ranked the Top Economic Consulting Firm on the Lexology Index: Competition 2025 list with 66 professionals named.
•FTI Consulting recognized as a leading firm in the Chambers Litigation Support 2025, Chambers Crisis and Risk Management 2025, Chambers NewLaw 2025 and Chambers FinTech 2025 guides.
•FTI Consulting recognized as one of the World's Best Public Relations Agencies by CEOWorld magazine
•Diversified Service Offerings. Our five reportable segments offer a diversified portfolio of practices providing services globally. Our broad range of practices and services, our specialized industry expertise and our global reach distinguish us from our competitors. This diversity helps to mitigate the impact on our financial results of economic cycles, crises, events and changes in a particular practice, industry or country.
•Diversified Portfolio of Elite Clients. We provide services to a diverse group of clients, including Fortune 500 companies, FTSE 100 companies, global financial institutions, banks, private equity funds and local, state and national governments and agencies in the U.S. and other countries. Additionally, 99 of the top 100 law firms as ranked by American Lawyer Global 100 Most Revenue List refer or engage us directly or on behalf of numerous clients on multiple matters. We are also an advisor to 95 of the Fortune 100 companies and 82 of the top 100 private equity firms on the Private Equity International 300 list.
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
Human Capital Resources
At FTI Consulting, we seek to provide the highest quality services to our clients. We do this by attracting and retaining experts in their fields, empowering an inclusive global workforce, providing opportunities for advancement and personal growth, and supporting the communities in which we do business. As of December 31, 2025, we employed 8,118 employees, of which 6,421 were billable professionals. We also engage independent contractors who provide services to us to supplement our professionals on client engagements as needed.
We aim to advance the best interests of all our stakeholders through:
•Attracting and Retaining Highly Qualified Professionals. Our professionals are crucial to delivering our services to clients and generating new business. Through our staff of highly qualified professionals, we can handle a large number of complex global assignments simultaneously. To attract and retain highly qualified professionals, we offer various compensation opportunities, including sign-on bonuses, incentive pay opportunities, and retention bonuses (including forgivable and repayable loans), along with a competitive benefits package and the opportunity to work on challenging global engagements with highly skilled peers.
•Expert-Driven Model. Our professionals include Ph.D.s, MBAs, JDs, CPAs, CPA-ABVs (CPAs accredited in business valuations), CPA-CFFs (CPAs certified in financial forensics), CRAs (certified risk analysts), Certified Turnaround Professionals, Certified Insolvency and Reorganization Advisors, Certified Fraud Examiners, ASAs (accredited senior appraisers), construction engineers and former senior government officials.
•Inclusive and High-Performing Culture. We work to foster an inclusive and high-performing culture where our professionals can grow their careers and achieve their full potential. We are dedicated to recruiting, employing and maintaining an inclusive workforce. We believe that a workforce reflecting the diverse backgrounds, perspectives and experiences of our clients, vendors, stakeholders, and the communities in which we operate enhances the quality of our services, drives employee engagement and retention, attracts top talent and elevates the overall value of our business.
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
Employment Agreements, Incentive, Retention and Sign-on Payments
We have written employment agreements with substantially all of our 798 Senior Managing Directors and equivalent personnel (collectively, “SMDs”) that set forth their compensation opportunities and the terms and conditions of their service. These written employment agreements may include incentive compensation opportunities that can take the form of cash, equity or loans (including forgivable and repayable loans). Incentive-based opportunities are subject to financial or individual performance criteria. We may also impose meaningful time-based service requirements. In the case of incentive pay that is subject to vesting or loans that are subject to forgiveness conditions, we generally limit accelerated vesting or loan forgiveness protection to qualifying termination of employment and corporate events.

We also administer other incentive compensation programs that include cash, equity awards, loans or some combination thereof, depending on the jurisdiction in which the participant is employed. Cash awards generally provide for fixed payments at some future date. In most cases, equity awards granted by the Company take the form of shares of restricted stock or restricted stock units that are subject to fixed vesting schedules ranging over two to nine years, depending on the value of such awards on the grant date. Forgivable loans provide that the principal amount and accrued interest will be forgiven over a period ranging from two to nine years, subject to continued service. Repayments for repayable loans are funded through an additional cash bonus payment, subject to continued service. Participants in non-U.S. jurisdictions may receive other forms of compensation under similar programs with substantially equivalent values and subject to comparable conditions. In substantially all cases, incentive compensation opportunities are subject to continued employment.
The compensation opportunities that we offer differ depending on the professional’s title, level, individual expertise and other qualifications, as well as across the jurisdictions in which we operate. We believe the compensation opportunities that we offer are competitive with our peers in terms of mix and magnitude and are designed to comply with the laws and regulations of the jurisdictions in which we conduct business. The value of our incentive-based opportunities, in the aggregate, as well as on an individual basis, has been and is expected to continue to be significant.
Clients
During the year ended December 31, 2025, no single client accounted for more than 10% of our consolidated revenues and no reportable segment had a single client that accounted for more than 10% of its respective total segment revenues. In some cases, we may have engagements through law firms that represent a larger percentage of our consolidated revenues or the revenues of a segment; however, in these situations, each law firm engages us on behalf of multiple clients.
Competition
We compete with different companies or business segments within companies depending on the nature of a proposed engagement and the requested types of service(s) or the location of the client or delivery of the service(s) or product(s). Our competitors include large organizations, such as the global accounting firms and large management and financial consulting companies that offer a broad range of consulting services; investment banking firms; information technology consulting and software companies that offer niche services that are the same or similar to services or products offered by one or more of our segments and small firms and independent contractors that provide one or more specialized services.
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

ITEM 1A.    RISK FACTORS
All of the following risks, uncertainties and factors could materially and adversely affect our business, prospects, financial condition, results of operations, cash flows and liquidity. In addition to the risks, uncertainties and factors discussed below and elsewhere in this Annual Report, other risks, uncertainties and factors not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, prospects, financial condition, financial results, cash flows and liquidity. Some of the risks, uncertainties and factors discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the risks, uncertainties or factors have occurred in the past, and instead reflect our beliefs and opinions as to the risks, uncertainties and factors that could materially and adversely affect us in the future.
Risks Related to Our Reportable Segments
Changes in capital markets, M&A activity, legal or regulatory requirements, general economic conditions and monetary or geopolitical disruptions, as well as other factors beyond our control, could reduce demand for one or more of our segment or practice offerings or services, in which case our revenues and profitability could decline.
Different U.S. and/or international factors outside of our control could affect demand for a segment’s practices and our services. These include: (i) fluctuations in U.S. and/or global economies, including economic downturns or recessions and the strength and rate of any general economic recoveries; (ii) the U.S. or global financial markets and the availability, costs, and terms of credit and credit modifications, including interest rate levels and inflationary pressures; (iii) level of leverage incurred by countries or businesses; (iv) M&A activity; (v) frequency and complexity of significant commercial litigation; (vi) overexpansion by businesses causing financial difficulties; (vii) business and management crises, including the occurrence of alleged fraudulent or illegal activities and practices; (viii) new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations, including antitrust/competition reviews of proposed M&A transactions; (ix) other economic, geographic or political factors, including wars and other geopolitical conflicts; (x) widespread public health crises, including epidemics and pandemics and government restrictions or regulations enacted in response thereto, or employees’ refusal to adhere to such restrictions; and (xi) general business or other conditions in the U.S. and other jurisdictions in which we conduct business or our employee population resides.
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

The results of different segments and practices may be affected differently by the above factors. Certain of our practices, particularly our restructuring practice, tend to experience their highest demand during periods when market and/or industry conditions are less favorable for many businesses. For example, in periods of limited credit availability, reduced M&A activity and/or declining business and/or consumer spending, while not always the case, there may be increased restructuring opportunities that will cause our restructuring practice to experience high demand. On the other hand, those same factors may cause one or more of our other segments and practices, such as our M&A-related “second request” services in Technology, to experience reduced demand. The positive effects of certain events or factors on certain segments and practices may not be sufficient to overcome the negative effects of those same or other events or factors on other parts of our business. In addition, our mix of practice offerings adds complexity to the task of predicting revenues and results of operations and managing our staffing levels and expenditures across changing business cycles and economic environments.
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
Technology — The settlement of litigation; a decline in volume and complexity of litigation proceedings and governmental investigations; a decline in volume and the timing of M&A activities and reduced or less aggressive enforcement of antitrust and competition regulations; the more rapid and successful integration of new and emerging technologies in client offerings, such as artificial intelligence (“AI”) or machine learning, by competitors, or the availability and engagement of independent consultants, which this segment, more than our other segments, relies on for staffing e-discovery and certain other types of client engagements.
Strategic Communications — Fewer event-driven crises affecting businesses; general economic decline that may reduce certain discretionary spending by clients; a decline in capital markets activity, including M&A; and fewer public securities offerings.
Our segments may face risks of fee non-payment, and clients may seek to renegotiate existing fees and contract arrangements and may not accept billable rate or price increases, which could result in loss of engagements, fee write-offs, reduced revenues and less profitable business.
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
Our segments and practices could suffer competitive, reputational and business harm or increased liability or legal or regulatory action arising from the rapid introduction, integration, deployment, evolution and use of new technologies, including AI.
The benefits and risks of adopting and implementing new and emerging technologies, such as AI, necessitates, in most cases, our review and analysis of such technology and its risks and benefits on a service-by-service basis. The need for complex analysis could result in significant delays adopting AI and other technologies, which could adversely impact our competitive position; ability to market services; win new engagements; provide state-of-the-art services to clients; and attract, hire and retain members of our workforce, as compared to early adopters of such technologies. Furthermore, we may not be successful in our AI or other technology-related initiatives. Moreover, AI algorithms and training methodologies may be flawed and datasets may be over-broad, insufficient or contain biased or inaccurate information. The adoption of new technologies, such as AI, may require the investment of significant capital, time and resources. Such investment could require the engagement of third parties or independent contractors and may interfere with the other duties of our management and employees. Leveraging AI capabilities for our internal functions and operations presents additional risks, costs and challenges, including those discussed in these risk factors. The development, adoption and use of AI technologies are still in the early stages and involve significant risks and uncertainties, which may expose us to legal, reputational and financial harm. In addition, AI and other technologies that are open source and available for no or low cost could result in low barriers to development and utilization, and additional competition from third parties, and the adoption and deployment of AI and other new and emerging technologies by competitors more rapidly or successfully than we do could materially adversely affect our competitive position and financial results.
New technologies, such as AI, continue to evolve and as a result, risks continue to be unknown or uncertain. We are increasingly applying AI-based technologies to our solutions and services, to how we deliver work for our clients, and in our own internal operations. As these technologies evolve, some non-expert services and tasks currently performed by our professionals have been and will continue to be replaced by automation, including AI-enabled solutions, which could lead to reduced demand for our services and/or adversely affect the utilization rate of our professionals, if demand for those services is not replaced by demand for new solutions and services or if the pace and level of spending on new solutions or services are not sufficient to make up any shortfall. If we are unable to introduce or if our clients do not accept new pricing or commercial models that reflect the value of these AI-enabled solutions, our results of operations may be adversely affected. There is no assurance that (i) we can successfully develop, integrate and deploy AI or other technologies in our business, (ii) such technologies will improve and enhance our services, operations or profitability, (iii) clients will accept the incorporation of such technology in our services, (iv) we can successfully market the use of these technologies to prospective clients, (v) we can hire and retain staff with the required specialized knowledge and skills to utilize these technologies, (vi) new or heightened cybersecurity, data protection or other operational risks will not arise, (vii) we can identify, mitigate or recover from cybersecurity incidents or other adverse events that occur, (viii) we can protect and maintain the privacy of our employees and safeguard confidential and proprietary information, (ix) new laws, regulations or regulatory interpretations will not be adopted, or that compliance with any such requirements will not be burdensome, (x) material additional monetary and time expenditures will not be required, (xi) we can pass on costs of such technologies to clients, (xii) AI and other emerging technologies will be compatible with our existing systems and technologies, or (xiii) AI and other new technologies will not result in significant legal and other liabilities, challenges, regulatory, reputational or operational issues, and ethical or other dilemmas. The above risks and potential effects could result in material adverse consequences to our operations, reputation, client relationships, ability to market our services, and financial results.
Our Technology segment faces certain risks, including (i) industry consolidation and a highly competitive environment, (ii) downward pricing pressure, (iii) data breaches, (iv) technology changes and obsolescence, including AI and machine learning, and (v) failure to protect intellectual property (“IP”) used by the segment, which individually or together could cause the financial results and prospects of this segment and the Company to decline.
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
The success of our Technology segment and its ability to compete depends significantly on our ability to safeguard client data. There is no assurance that we will not incur losses related to cyber incidents or malicious data breaches from external or internal sources in the future.
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
Maintaining the confidentiality of proprietary, confidential and trade secret information is critical to maintaining the trust of our clients, the success of our segments and the reputation of our company. In addition, our Technology segment is dependent on providing secure storage of, and access to, client information as a service. Our systems, which include those of third parties on whom we rely, may fail or not operate properly or become disabled as a result of network security failures. We are subject to and routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems. Such attacks, if successful, could harm our overall professional reputation, disrupt our business operations, cause us to incur unanticipated losses or expenses, and result in unauthorized disclosures of confidential or proprietary information. We expect to continue to face such attempts. Although we seek to prevent, detect and investigate these network security incidents and have taken steps to mitigate the likelihood of network security breaches, cyber-based attacks and other cyber events are evolving, unpredictable and increasing in sophistication, including through the use of increasingly sophisticated and evolving AI technologies, and there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. If we fail to effectively protect the confidentiality of our clients’ or our own IP and proprietary information from disclosure or misuse by our employees, contractors or third parties, the financial results of the affected segment or the Company and our reputation would be adversely affected. There is no certainty that we or third parties on whom we rely can maintain the confidentiality, prevent the misuse of our own or our clients’ information or mitigate related damages. As of December 31, 2025, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, or that we believe are reasonably likely to have such an effect over the long term.
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
Our operations involve financial and business risks that differ among the U.S. and the different foreign jurisdictions in which we operate including: (i) cultural and language differences; (ii) various levels of FTI Consulting “brand” recognition; (iii) different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results; (iv) foreign currency disruptions and currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results; (v) differing legal and regulatory requirements and other barriers to conducting business; (vi) difficulties resolving the collection of receivables when legal proceedings are necessary; (vii) difficulties in managing our non-U.S. operations, including client relationships, in certain locations; (viii) disparate systems, policies, procedures and processes; (ix) failure to comply with the Foreign Corrupt Practices Act and anti-bribery laws of other jurisdictions; (x) higher operating costs; (xi) longer sales and/or collections cycles; (xii) potential restrictions or adverse tax consequences resulting from the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes; (xiii) different or less stable political and/or economic environments; (xiv) wars and other geopolitical conflicts; (xv) conflicts between and among the U.S. and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; (xvi) civil disturbances or other catastrophic events that reduce business activity; (xvii) political interference with our ability to conduct business in the applicable jurisdiction; (xviii) impact of public health crises, including varying governmental responses and requirements, client impacts and travel restrictions; (xix) failure to meet evolving governmental or client-related standards and requirements pertaining to sustainability and corporate responsibility-related issues; and (xx) physical risks associated with climate change, including rising temperatures, severe storms, energy disruptions, fires or wildfires, flooding and rising sea levels, among others.
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
Changes to corporate income tax laws and rules and regulations and tax treaties in jurisdictions where we pay taxes that increase rates, eliminate or reduce deductions or affect the utility or value of deferred tax assets or liabilities could negatively affect our reported financial results and increase our cash tax payment obligations. For example, to the extent the expansion of Section 162(m) of the U.S. Internal Revenue Code, which will become effective for the Company’s year ending December 31, 2027, reduces the amount of tax deductions available to us, our income tax expense would increase, which would reduce our net income.
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
Due to the global nature of our business, we are exposed to a variety of physical risks that may be exacerbated by climate change, including extreme temperatures, severe storms, energy disruptions, fires or wildfires, floods and rising sea levels, among others, all of which are beyond our control. There has also been increased regulation as well as focus from governmental organizations, and our investors, clients and employees, as well as other stakeholders and the media (including social media), on environmental- and sustainability-related issues. Governments and regulators in the U.S. and around the world have been enacting or revising laws and regulations regarding these issues and their priorities or requirements may not be reconcilable. The threats from environmental events could adversely impact our ability to maintain business continuity, and could impair access to our leased office space in affected geographies and the integrity of our information technology systems. Further, compliance with the disparate climate-related frameworks, including requirements related to greenhouse gas emissions and climate change by federal, state, local and foreign legislatures and governmental agencies could cause us to incur operational and other costs to comply, and penalties if we fail to do so.
Increasing scrutiny and changing expectations from governmental organizations, investors, clients and our colleagues with respect to our social-related practices and those of our clients may impose additional costs on us or expose us to new or additional risks, including reputational harm.
Differing (and often conflicting) perceptions, attitudes or legal pronouncements regarding the consideration of social-related characteristics based on race, gender, sexual orientation and other attributes are complicating our ability to attract and maintain an inclusive workforce and comply with disparate U.S. federal and state and foreign legislative and court decisions. Some U.S. states, recent U.S. court decisions, the federal government and third-party activists are restricting or otherwise attempting to influence how we make and manage recruiting, hiring and other employment decisions. This contrasts with regulations being adopted by certain foreign jurisdictions in which we operate, the demands of many of our investors and other stakeholders, as well as third-party proxy and other advisory firms who provide information to investors on corporate governance and related matters, who encourage or demand heightened consideration of diversity-related factors, including the reporting of characteristics of our employee populations, as well as reporting of our recruitment, hiring and other employment processes. Consequently, our employment processes, human capital management, risk management and reporting functions have become more complicated. Any failure to comply with U.S. federal and state and international laws and regulations or court decisions, or to meet the evolving and disparate expectations of our investors, other stakeholders and interested parties, and the media (including social media), could result in legal or regulatory proceedings against us, increased adverse public scrutiny, client dissatisfaction, reputational harm, employee disenfranchisement, increased employee turnover and other challenges in retaining, recruiting and hiring employees, which may give rise to damages or penalties, and materially adversely affect our business, financial results and stock performance.
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
We deliver sophisticated professional services to our clients. Our success and future growth are dependent, in large part, on our ability to keep our supply of skills and human resources in balance with client demand around the world. To attract and retain clients, we need to demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve, which is a critical element in obtaining and maintaining client engagements. Our continued success depends upon our ability to attract and retain professionals who have expertise, good reputations and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our organic growth and support expansion of our services and geographic footprint. We incur significant expenses, time and resources to train, integrate and develop our professionals. We experience attrition of highly qualified professionals in the normal course of our business. We cannot assure that we will be able to attract or retain any particular qualified professionals or replace those that choose to leave us, or maintain or expand our business. If we are unable to successfully integrate, motivate, retain or replace qualified professionals, our ability to continue to secure or perform work may suffer. Competition and third-party recruiting efforts targeting professionals with expertise relevant to our business have accelerated and have caused our costs of retaining and hiring qualified professionals to increase. That is a trend that we see continuing and that has contributed to and in the future is likely to continue to contribute to increased costs of operations and, in some cases, lower operating margins. In addition, the departure of one professional may lead to the departure of other professionals who have worked together here and desire to continue to work together elsewhere.
Despite fixed terms or renewal provisions, we face retention issues during and at the end of the terms of those agreements and large compensation expenses to secure extensions. There is no assurance we will be able to enter into new or extend existing employment agreements with professionals subject to written employment agreements. We monitor contract expirations carefully to commence dialogues with professionals regarding their employment in advance of the actual contract expiration dates. Our goal is to renew employment agreements when advisable and to stagger the expirations of the agreements if possible. Because of the concentration of contract expirations in certain years, we may experience high turnover or other adverse consequences, such as higher costs, loss of clients and engagements or difficulty in staffing engagements, if we are unable to renegotiate employment agreements or the costs of retaining qualified professionals become too high. The implementation of new compensation arrangements may result in the concentration of potential turnover in future years.
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
In some cases, however, we have been, and in the future expect that we will continue to be, unsuccessful in reaching agreement on compensation or other key employment terms with certain highly qualified professionals who then choose to leave the Company. Such professionals will often pursue other business and professional opportunities and may compete with the Company for clients and/or employees. These situations have increased, and we expect that they will continue in the future to increase, our costs to retain other professionals at the Company and impact our ability to retain existing clients and win new engagements.
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
From time to time we may decide that we cannot or should not accept an engagement from an existing or prospective client or represent multiple clients in connection with the same or competitive engagements. In addition, on occasion, we may decide that we should or must resign from a client engagement. Such decisions may negatively impact our revenues, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, segments, practices and professionals, such concerns cannot always be avoided. For example, we generally will not represent parties adverse to each other in the same matter. Under U.S. federal bankruptcy rules, we generally may not represent both a debtor and its creditors in the same proceeding, and we are required to notify the U.S. Trustee of real or potential conflicts. Even if we begin a bankruptcy-related engagement, the U.S. Trustee could find that we no longer meet the disinterestedness standard because of real or potential changes in our status as a disinterested party and order us to resign, which could result in disgorgement of fees. Future acquisitions may require us to resign from a client engagement because of relationship issues that are not currently identifiable. In addition, businesses that we acquire or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues.
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
Acquisitions also may involve a number of special financial, business and operational risks, such as: (i) difficulties in integrating differing corporate cultures and management styles; (ii) disparate policies and practices; (iii) client relationship issues; (iv) decreased utilization during the integration process; (v) loss of key existing or acquired personnel; (vi) increased costs to improve or coordinate managerial, operational, financial and administrative systems; (vii) dilutive issuances of equity securities, including convertible debt securities, to finance acquisitions; (viii) the assumption of legal liabilities; (ix) future earn-out payments or other price adjustments; (x) potential future write-offs relating to the impairment of goodwill or other acquired intangible assets or the revaluation of assets; (xi) difficulty or inability to collect receivables; and (xii) undisclosed liabilities.
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
Our governance and management policies and practices will not mirror the policies and practices of an acquired company or its parent. In some cases, different management practices and policies may lead to workplace dissatisfaction on the part of professionals who join our Company following an acquisition. Some professionals of an acquired company may choose not to join our Company or leave after joining us. Existing professionals may leave us as well. The loss of key professionals may harm our business and financial results and cause us not to realize the anticipated benefits of the acquisition.
Risks Related to Our Indebtedness
Our leverage could adversely affect our financial condition or operating flexibility if the Company fails to comply with operating covenants under applicable debt instruments.
Our senior unsecured bank revolving credit facility (“Credit Facility”), or our other indebtedness outstanding from time to time, contains or may contain operating covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things: (i) create, incur or assume certain liens; (ii) make certain restricted payments, investments and loans; (iii) create, incur or assume additional indebtedness or guarantees; (iv) create restrictions on the payment of dividends or other distributions to us from our restricted subsidiaries; (v) engage in M&A transactions, consolidations, sale-leasebacks, joint ventures, and asset and security sales and dispositions; (vi) pay dividends or redeem or repurchase our capital stock; (vii) alter the business that we and our subsidiaries conduct; (viii) engage in certain transactions with affiliates; (ix) modify the terms of certain indebtedness; (x) prepay, redeem or purchase certain indebtedness; and (xi) make material changes to accounting and reporting practices.
In addition, the Credit Facility includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Facility).
Operating results below a certain level or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants. Additionally, failure to attain or maintain certain credit ratings could result in our being required to secure the Credit Facility by the assets of substantially all of our wholly-owned U.S. subsidiaries. rIf we violate any applicable covenants and are unable to obtain waivers, our agreements governing our indebtedness or other applicable agreement could be declared in default and could be accelerated, which could permit, in the case of secured debt, the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, financial results or financial condition could be materially and adversely affected. In addition, complying with these covenants may cause us to take actions that are not favorable to holders of our outstanding indebtedness and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
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
Substantially all of our wholly-owned U.S. subsidiaries guarantee our obligations under our Credit Facility. Future wholly-owned U.S. subsidiaries, subject to certain exclusions, will be required to provide similar guarantees. If we default on any guaranteed indebtedness, our U.S. subsidiaries that are guarantors could be required to make payments under their guarantees, which could materially adversely affect our business and financial results.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Borrowings under our Credit Facility bear variable rates of interest, including for U.S. Dollar borrowings at the Secured Overnight Financing Rate and, for borrowings in British Pounds, the Sterling Overnight Index Average, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the agreements governing our indebtedness or our other indebtedness outstanding from time to time.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We operate our segments and their practices through FTI Consulting and its subsidiaries in 32 countries with different business, client, and geographic cybersecurity risk profiles. We aim to proactively identify and assess our vulnerability to cybersecurity threats and actual cybersecurity incidents on an ongoing basis at both the enterprise level, as well as at a more operational level, differentiating unique risks related to our segments, practices, clients, employees, and the locations in which business is conducted. Our Information Technology Group (“ITG”) helps monitor and analyze cybersecurity incidents and risks and our progress mitigating and resolving such threats. This information is regularly discussed with our outside directors and executive management.
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
Third-Party Engagement and Oversight
Where appropriate, we engage third-party vendors to provide cybersecurity-related services, including security monitoring, risk assessments, penetration testing, audit support and incident response services. Vendors are selected through due diligence processes appropriate to the nature of the services provided, and we enter into written agreements that include provisions addressing data security, confidentiality, privacy and incident notification.

We conduct vendor oversight activities based on the nature of the services and associated risks, which may include performance discussions, issue management and remediation follow-up, as appropriate.
Our Vendor Code of Conduct (“VCC”) establishes expectations related to ethical conduct and data protection. As part of applicable vendor onboarding processes, vendors are required to acknowledge and agree to comply with the VCC or to provide an alternative code of conduct that demonstrates comparable standards. For vendor engagements involving access to information systems, confidential information or physical security considerations, appropriate cross-functional stakeholders participate in risk and compliance reviews during the procurement and contract review process prior to engagement. Our contracts for such vendors include provisions designed to safeguard company and client information and to define responsibilities in the event of a security incident.
Incident Response Plan and Training
In the event of the detection of a potentially significant cybersecurity incident or threat, an escalation of cybersecurity threat, or changes with respect to a current incident, the Company has processes in place to notify relevant employees who assist in the response, as well as third-party vendors. Our ITG and management, in consultation with the Company’s outside legal counsel and accountants, will assess materiality, informed by ongoing discussions about what criteria would constitute potential materiality considerations. The Audit Committee and necessary directors will be informed of all material events.
To educate our management, employees, and consultants, and help mitigate the risk of human failure in exposing our Information Technology systems to cybersecurity threats from bad actors, our management, employees, and consultants are required to complete on-line cybersecurity training annually. We also provide regular reminders to employees regarding suspicious emails or other communications and conduct periodic phishing simulations and remedial spot testing and training to reinforce recognition and response techniques.
In 2025, we continued to review and refine our incident response procedures. We conducted technical tabletop exercises, simulating cybersecurity events and appropriate responses, with the senior leadership team of FTI Consulting, including an executive officer and an outside director, and provided regular quarterly updates to the Board of Directors on ongoing efforts to strengthen our security posture. We continue to communicate with the broader executive incident response team on updates to our incident response posture and any simulation training conducted on a periodic basis. The expanded incident response briefing schedule is also included in the annual Board of Directors briefing, and directors and certain officers of the Company have been and will continue to be given the opportunity to participate in simulation training. In addition, our outside directors are encouraged to attend continuing education relating to cybersecurity.
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
ITEM 2.    PROPERTIES
Our executive offices located in Washington, D.C., consist of 100,511 square feet under a lease expiring April 2028. We also lease offices to support our operations in 30 other cities across the U.S., including New York, Chicago, Denver, Houston, Dallas, Los Angeles and San Francisco, and we lease office space to support our international locations in 31 countries and territories — the UK, Ireland, Finland, France, Germany, Spain, Belgium, Switzerland, Denmark, Italy, Netherlands, Portugal, Sweden, Australia, China (including Hong Kong), Japan, Singapore, the United Arab Emirates, Lebanon, South Korea, South Africa, Argentina, Brazil, Colombia, Mexico, Canada, India, Qatar, Saudi Arabia, the Cayman Islands and the Virgin Islands (British). In November 2025, we entered into a material lease agreement to accept possession of three leases for our new office space in London, England for an initial fixed term of 15 years, subject to a one-time renewal option of five or ten years for each of the three leases. The Company expects to accept possession of the premises on or about September 25, 2027. We believe our existing leased facilities are adequate to meet our current requirements and that suitable space will be available as needed.
ITEM 3.    LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings the results are difficult to predict at all. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those anticipated at the time. As of the filing of our Annual Report on Form 10-K, we are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock currently trades on the New York Stock Exchange (the “NYSE”) under the symbol FCN. As of January 30, 2026, the number of holders of record of our common stock was 304, which does not include a substantially greater number of beneficial holders whose shares are held by banks, brokers and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes the number of shares of common stock of the Company authorized or to be issued upon exercise of outstanding options, warrants and rights awarded under our employee equity compensation plans as of December 31, 2025:

	(a)		(b)	(c)
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan Category	(in thousands, except per share data)
Equity compensation plans approved by security holders	22	(1)	$40.36	1,145	(2)
Total	22		$40.36	1,145

(1)Includes up to 22,042 shares of common stock issuable upon exercise of fully vested stock options granted under our 2009 Omnibus Incentive Compensation Plan (as Amended and Restated Effective as of June 3, 2015).
(2)Includes 1,144,986 shares of common stock available for issuance under our 2017 Omnibus Incentive Compensation Plan, as amended, all of which are available for stock-based awards.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1 through October 31, 2025	487		$159.99	487	(4)	$497,398
November 1 through November 30, 2025	—	(2)	$163.27	—		$497,398
December 1 through December 31, 2025	35	(3)	$169.02	33	(5)	$491,756
Total	522			520

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $500.0 million to an aggregate authorization of $2.2 billion on October 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended December 31, 2025, we repurchased an aggregate of 519,944 shares of our common stock under the Repurchase Program at an average price of $160.58 per share for a total cost of approximately $83.5 million.
(2)Includes 73 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(3)Includes 1,426 shares of common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.
(4)During the month ended October 31, 2025, we repurchased and retired 486,580 shares of common stock, at an average price per share of $159.99, for an aggregate cost of $77.8 million.
(5)During the month ended December 31, 2025, we repurchased and retired 33,364 shares of common stock, at an average price per share of $169.11, for an aggregate cost of $5.6 million.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our consolidated financial condition, results of operations and liquidity and capital resources for each of the two years in the period ended December 31, 2025 and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Annual Report”). For a similar discussion and analysis of our results for the year ended December 31, 2024 compared to our results for the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2024, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 20, 2025. Historical results and any discussion of prospective results may not indicate our future performance.
Business Overview
FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”) is a leading global expert firm for organizations facing crisis and transformation. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact.
We report financial results for the following five reportable segments:
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, governments and other interested parties. We deliver a wide range of services centered around three core offerings: Transactions, Transformation and Turnaround & Restructuring.
Our Forensic and Litigation Consulting (“FLC”) segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk & investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Dispute Advisory Services, Healthcare Risk Management & Advisory and Risk & Investigations, which includes our cybersecurity and financial services-related offerings.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management, artificial intelligence (“AI”) and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and AI-powered solutions driven by five core client needs: Blockchain & Digital Assets, Information Governance, Privacy & Security, Investigations, Litigation, and M&A, Antitrust and Competition.
Our Strategic Communications segment develops and executes communications strategies to help management teams, boards of directors, law firms, governments and regulators manage change and mitigate risk surrounding transformational and disruptive events, including crises, transactions, investigations, disputes, regulation and legislation. We deliver a wide range of services centered around three core offerings: Corporate Reputation, Financial Communications and Public Affairs.
The Company renamed its Corporate Finance & Restructuring segment to Corporate Finance to better align with the segment’s business activities, structure and strategy, as of December 31, 2025. The segment name change did not result in any change to the composition of the segment and has no impact on previously reported financial information.
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

Full Year 2025 Executive Highlights
Financial Highlights

	Year Ended December 31,
	2025	2024	Percentage change

	(dollar amounts in thousands, except per share amounts)
Revenues	$3,788,857	$3,698,652	2.4%
Special charges (1)	$25,295	$8,230	207.4%
Net income	$270,871	$280,088	-3.3%
Adjusted EBITDA	$463,615	$403,685	14.8%
EPS	$8.24	$7.81	5.5%
Adjusted EPS	$8.83	$7.99	10.5%
Net cash provided by operating activities	$152,132	$395,097	-61.5%
Total number of employees	8,118	8,374	-3.1%

(1)Excluded from non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS.
Revenues
Revenues for the year ended December 31, 2025 increased $90.2 million, or 2.4%, compared to the year ended December 31, 2024, due to higher revenues in our Corporate Finance, FLC and Strategic Communications segments, which was partially offset by lower revenues in our Economic Consulting and Technology segments.
Special Charges
During the year ended December 31, 2025, we recorded special charges of $25.3 million. The charges related to targeted headcount reductions in areas of each segment and region where we realigned our workforce with current business demand for our consulting services. The majority of the special charges were paid during the year ended December 31, 2025 and the remaining amounts will be paid in cash in the next three months.
The following table details the special charges by segment:

Year Ended December 31, 2025
Corporate Finance	$11,696
FLC	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total special charges	$25,295
During the year ended December 31, 2024, we recorded special charges of $8.2 million. The charges related to targeted headcount reductions in areas of each segment and region where we realigned our workforce with current business demand for our consulting services.
Net income
Net income for the year ended December 31, 2025 decreased $9.2 million, or 3.3%, compared to the year ended December 31, 2024. The decrease in net income was primarily due to higher direct costs, which includes the impact of an increase in variable compensation and forgivable loan amortization, as well as higher income taxes, special charges and interest expense. The decrease was partially offset by higher revenues and lower selling, general and administrative (“SG&A”) expenses, which include legal settlement gains.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2025 increased $59.9 million, or 14.8%, compared to the year ended December 31, 2024. Adjusted EBITDA Margin of 12.2% of revenues for the year ended December 31, 2025 compared to 10.9% of revenues for the year ended December 31, 2024. The increase in Adjusted EBITDA was primarily due to higher revenues and lower SG&A expenses, which include legal settlement gains. The increase was partially offset by higher direct costs, which includes the impact of higher variable compensation and forgivable loan amortization. Adjusted EBITDA for the years ended December 31, 2025 and 2024 excludes the $25.3 million and $8.2 million special charges, respectively.
EPS and Adjusted EPS
EPS for the year ended December 31, 2025 increased $0.43 to $8.24 compared to $7.81 for the year ended December 31, 2024. The increase in EPS was primarily due to lower weighted average shares outstanding, which was partially offset by a decrease in net income, as described above.
Adjusted EPS for the year ended December 31, 2025 increased $0.84 to $8.83 compared to $7.99 for the year ended December 31, 2024. Adjusted EPS for the years ended December 31, 2025 and 2024 excludes the $25.3 million and $8.2 million special charges, which increased Adjusted EPS by $0.59 and $0.18, respectively.
Liquidity and Capital Allocation
Net cash provided by operating activities for the year ended December 31, 2025 decreased $243.0 million to $152.1 million compared to $395.1 million for the year ended December 31, 2024. The decrease in net cash provided by operating activities was primarily due to higher forgivable loan issuances, compensation and income tax payments, which was partially offset by an increase in cash collections. Days sales outstanding (“DSO”) was 88 days at December 31, 2025 and 97 days at December 31, 2024.
Free Cash Flow was an inflow of $93.6 million and $360.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease in Free Cash Flow was primarily due to lower net cash provided by operating activities, as described above, and higher net cash used for purchases of property and equipment.
A portion of net cash provided by operating activities was used to repurchase and retire 5,264,916 shares of our common stock under our Repurchase Program for an average price per share of $163.07, at a total cost of $858.6 million, excluding commissions, during the year ended December 31, 2025. We had $491.8 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2025.
Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the year ended December 31, 2025:

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2024	2,286	1,542	1,110	714	981	6,633	1,741	8,374
Additions (reductions), net	11	(1)	(96)	(52)	(74)	(212)	(44)	(256)
December 31, 2025	2,297	1,541	1,014	662	907	6,421	1,697	8,118
Percentage change in headcount from December 31, 2024	0.5%	(0.1)%	(8.6)%	(7.3)%	(7.5)%	(3.2)%	(2.5)%	(3.1)%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Year Ended December 31,
	2025	2024

	(in thousands, except per share data)
Revenues
Corporate Finance	$1,550,969	$1,391,206
FLC	764,687	690,211
Economic Consulting	720,829	863,557
Technology	373,883	417,637
Strategic Communications	378,489	336,041
Total revenues	$3,788,857	$3,698,652
Segment operating income
Corporate Finance	$288,761	$225,711
FLC	121,223	77,490
Economic Consulting	18,794	104,090
Technology	28,109	41,875
Strategic Communications	60,027	45,790
Total segment operating income	516,914	494,956
Unallocated corporate expenses	(127,837)	(147,594)
Operating income	389,077	347,362
Other income (expense)
Interest income and other	3,330	10,360
Interest expense	(21,396)	(6,951)
	(18,066)	3,409
Income before income tax provision	371,011	350,771
Income tax provision	100,140	70,683
Net income	$270,871	$280,088
Earnings per common share — basic	$8.33	$7.96
Earnings per common share — diluted	$8.24	$7.81
Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net income	$270,871	$280,088
Add back:
Income tax provision	100,140	70,683
Interest income and other	(3,330)	(10,360)
Interest expense	21,396	6,951
Depreciation of property and equipment	45,764	43,910
Amortization of intangible assets	3,479	4,183
Special charges	25,295	8,230
Adjusted EBITDA	$463,615	$403,685

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31,
	2025	2024

	(in thousands, except per share data)
Net income	$270,871	$280,088
Add back:
Special charges	25,295	8,230
Tax impact of special charges	(5,799)	(1,857)
Adjusted Net Income	$290,367	$286,461
EPS	$8.24	$7.81
Add back:
Special charges	0.77	0.23
Tax impact of special charges	(0.18)	(0.05)
Adjusted EPS	$8.83	$7.99
Weighted average number of common shares outstanding — diluted	32,881	35,845
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$152,132	$395,097
Purchases of property and equipment	(58,531)	(34,900)
Free Cash Flow	$93,601	$360,197
Year Ended December 31, 2025 Compared to December 31, 2024
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses decreased $19.8 million, or 13.4%, to $127.8 million compared to $147.6 million for the year ended December 31, 2024, primarily due to legal settlement gains.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $7.0 million, or 67.9%, to a gain of $3.3 million for the year ended December 31, 2025, compared to a gain of $10.4 million for the year ended December 31, 2024. The decrease was primarily due to a $4.3 million net FX loss for the year ended December 31, 2025 compared to a $0.5 million net FX gain for the year ended December 31, 2024, as well as a $1.4 million decrease in interest income.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $14.4 million, or 207.8%, to $21.4 million for the year ended December 31, 2025 compared to $7.0 million for the year ended December 31, 2024, primarily due to higher borrowings on our senior unsecured bank revolving credit facility (“Credit Facility”).

Income tax provision
Our income tax provision increased $29.5 million, or 41.7%, to $100.1 million for the year ended December 31, 2025 compared to $70.7 million for the year ended December 31, 2024. Our effective tax rate of 27.0% in 2025 compared to 20.2% in 2024. The increase in the income tax provision was primarily due to a less favorable tax benefit related to share-based compensation, resulting from fewer non-qualified stock option exercises and an increase in valuation allowances against certain foreign deferred tax assets as compared to the prior year.
SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following tables reconcile Segment Operating Income to Adjusted Segment EBITDA for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$270,871
Interest income and other							(3,330)
Interest expense							21,396
Income tax provision							100,140
Operating income	$288,761	$121,223	$18,794	$28,109	$60,027	$(127,837)	$389,077
Depreciation of property and equipment	11,379	7,532	5,302	15,281	3,761	2,509	45,764
Amortization of intangible assets	2,288	915	—	—	276	—	3,479
Special charges	11,696	5,475	983	1,928	3,268	1,945	25,295
Adjusted EBITDA	$314,124	$135,145	$25,079	$45,318	$67,332	$(123,383)	$463,615

Year Ended December 31, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$280,088
Interest income and other							(10,360)
Interest expense							6,951
Income tax provision							70,683
Operating income	$225,711	$77,490	$104,090	$41,875	$45,790	$(147,594)	$347,362
Depreciation of property and equipment	10,251	6,604	5,400	15,999	3,607	2,049	43,910
Amortization of intangible assets	3,068	838	—	—	277	—	4,183
Special charges	5,326	1,785	8	667	295	149	8,230
Adjusted EBITDA	$244,356	$86,717	$109,498	$58,541	$49,969	$(145,396)	$403,685

Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net income	$270,871	$280,088
Add back:
Income tax provision	100,140	70,683
Interest income and other	(3,330)	(10,360)
Interest expense	21,396	6,951
Unallocated corporate expenses	127,837	147,594
Total segment operating income	516,914	494,956
Add back:
Segment depreciation expense	43,255	41,861
Amortization of intangible assets	3,479	4,183
Segment special charges	23,350	8,081
Total Adjusted Segment EBITDA	$586,998	$549,081
Other Segment Operating Data

	Year Ended December 31,
	2025	2024
Number of billable professionals (at period end):
Corporate Finance	2,297	2,286
FLC	1,541	1,542
Economic Consulting	1,014	1,110
Technology (1)	662	714
Strategic Communications	907	981
Total billable professionals	6,421	6,633
Utilization rates of billable professionals: (2)
Corporate Finance	60%	58%
FLC	57%	57%
Economic Consulting	59%	66%
Average billable rate per hour: (3)
Corporate Finance	$529	$510
FLC	$442	$390
Economic Consulting	$583	$584

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 602 and 776 as-needed employees during the years ended December 31, 2025 and 2024, respectively.
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
CORPORATE FINANCE

	Year Ended December 31,
	2025	2024

	(dollars in thousands, except rate per hour)
Revenues	$1,550,969	$1,391,206
Percentage change in revenues from prior year	11.5%
Operating expenses
Direct cost of revenues	1,013,866	937,456
Selling, general and administrative expenses	234,358	219,645
Special charges	11,696	5,326
Amortization of intangible assets	2,288	3,068
	1,262,208	1,165,495
Segment operating income	288,761	225,711
Percentage change in segment operating income from prior year	27.9%
Add back:
Depreciation and amortization of intangible assets	13,667	13,319
Special charges	11,696	5,326
Adjusted Segment EBITDA	$314,124	$244,356
Gross profit (1)	$537,103	$453,750
Percentage change in gross profit from prior year	18.4%
Gross profit margin (2)	34.6%	32.6%
Adjusted Segment EBITDA as a percentage of revenues	20.3%	17.6%
Number of billable professionals (at period end)	2,297	2,286
Percentage change in number of billable professionals from prior year	0.5%
Utilization rate of billable professionals	60%	58%
Average billable rate per hour	$529	$510

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2025 Compared to December 31, 2024
Revenues increased $159.8 million, or 11.5%, to $1,551.0 million for the year ended December 31, 2025, primarily due to higher demand for our turnaround & restructuring and transactions services, higher realized bill rates for our transformation and transactions services and an increase in success fees, which was partially offset by lower demand for our transformation services and lower realized bill rates for our turnaround & restructuring services.
Gross profit increased $83.4 million, or 18.4%, to $537.1 million for the year ended December 31, 2025. Gross profit margin increased 2.0 percentage points from 2024 to 2025. The increase in gross profit margin was primarily due to a 2 percentage point increase in utilization and the impact of higher realized bill rates.
SG&A expenses increased $14.7 million, or 6.7%, to $234.4 million for the year ended December 31, 2025. SG&A expenses of 15.1% of revenues in 2025 compared to 15.8% in 2024. The increase in SG&A expenses was primarily due to higher bad debt, outside services, infrastructure support, and other general and administrative expenses.

FORENSIC AND LITIGATION CONSULTING

	Year Ended December 31,
	2025	2024

	(dollars in thousands, except rate per hour)
Revenues	$764,687	$690,211
Percentage change in revenues from prior year	10.8%
Operating expenses
Direct cost of revenues	490,614	465,026
Selling, general and administrative expenses	146,460	145,072
Special charges	5,475	1,785
Amortization of intangible assets	915	838
	643,464	612,721
Segment operating income	121,223	77,490
Percentage change in segment operating income from prior year	56.4%
Add back:
Depreciation and amortization of intangible assets	8,447	7,442
Special charges	5,475	1,785
Adjusted Segment EBITDA	$135,145	$86,717
Gross profit (1)	$274,073	$225,185
Percentage change in gross profit from prior year	21.7%
Gross profit margin (2)	35.8%	32.6%
Adjusted Segment EBITDA as a percentage of revenues	17.7%	12.6%
Number of billable professionals (at period end)	1,541	1,542
Percentage change in number of billable professionals from prior year	-0.1%
Utilization rate of billable professionals	57%	57%
Average billable rate per hour	$442	$390

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2025 Compared to December 31, 2024
Revenues increased $74.5 million, or 10.8%, to $764.7 million for the year ended December 31, 2025, primarily due to higher realized bill rates for our risk & investigations, data & analytics and construction solutions services.
Gross profit increased $48.9 million, or 21.7%, to $274.1 million for the year ended December 31, 2025. Gross profit margin increased 3.2 percentage points from 2024 to 2025. The increase in gross profit margin was primarily due to higher realized bill rates.
SG&A expenses increased $1.4 million, or 1.0%, to $146.5 million for the year ended December 31, 2025. SG&A expenses of 19.2% of revenues in 2025 compared to 21.0% in 2024. The increase in SG&A expenses was primarily due to higher compensation and infrastructure support expenses, which was partially offset by favorable litigation settlements.

ECONOMIC CONSULTING

	Year Ended December 31,
	2025	2024

	(dollars in thousands, except rate per hour)
Revenues	$720,829	$863,557
Percentage change in revenues from prior year	-16.5%
Operating expenses
Direct cost of revenues	578,473	628,424
Selling, general and administrative expenses	122,579	131,035
Special charges	983	8
	702,035	759,467
Segment operating income	18,794	104,090
Percentage change in segment operating income from prior year	-81.9%
Add back:
Depreciation of property and equipment	5,302	5,400
Special charges	983	8
Adjusted Segment EBITDA	$25,079	$109,498
Gross profit (1)	$142,356	$235,133
Percentage change in gross profit from prior year	-39.5%
Gross profit margin (2)	19.7%	27.2%
Adjusted Segment EBITDA as a percentage of revenues	3.5%	12.7%
Number of billable professionals (at period end)	1,014	1,110
Percentage change in number of billable professionals from prior year	-8.6%
Utilization rate of billable professionals	59%	66%
Average billable rate per hour	$583	$584

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2025 Compared to December 31, 2024
Revenues decreased $142.7 million, or 16.5%, to $720.8 million for the year ended December 31, 2025, which included a 1.2% estimated positive impact from FX. Excluding the estimated impact from FX, revenues decreased $153.5 million, or 17.8%. The decrease in revenues was primarily due to lower demand for our M&A-related antitrust and non-M&A-related antitrust services, which was partially offset by higher demand for our financial economics services, as well as higher realized bill rates for our non-M&A-related antitrust and M&A-related antitrust services.
Gross profit decreased $92.8 million, or 39.5%, to $142.4 million for the year ended December 31, 2025. Gross profit margin decreased 7.5 percentage points from 2024 to 2025. The decrease in gross profit margin was primarily due to a 7 percentage point decrease in utilization and higher forgivable loan amortization expenses, which was partially offset by higher realized bill rates for our non-M&A-related antitrust and M&A-related antitrust services and lower compensation expenses, including the impact of an 8.6% decline in billable headcount.
SG&A expenses decreased $8.5 million, or 6.5%, to $122.6 million for the year ended December 31, 2025, which included a 1.3% estimated negative impact from FX. SG&A expenses of 17.0% of revenues in 2025 compared to 15.2% of revenues in 2024. The decrease in SG&A expenses was primarily driven by lower bad debt expense.

TECHNOLOGY

	Year Ended December 31,
	2025	2024

	(dollars in thousands)
Revenues	$373,883	$417,637
Percentage change in revenues from prior year	-10.5%
Operating expenses
Direct cost of revenues	249,946	272,519
Selling, general and administrative expenses	93,900	102,576
Special charges	1,928	667
	345,774	375,762
Segment operating income	28,109	41,875
Percentage change in segment operating income from prior year	-32.9%
Add back:
Depreciation of property and equipment	15,281	15,999
Special charges	1,928	667
Adjusted Segment EBITDA	$45,318	$58,541
Gross profit (1)	$123,937	$145,118
Percentage change in gross profit from prior year	-14.6%
Gross profit margin (2)	33.1%	34.7%
Adjusted Segment EBITDA as a percentage of revenues	12.1%	14.0%
Number of billable professionals (at period end) (3)	662	714
Percentage change in number of billable professionals from prior year	-7.3%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis
Year Ended December 31, 2025 Compared to December 31, 2024
Revenues decreased $43.8 million, or 10.5%, to $373.9 million for the year ended December 31, 2025, primarily due to lower demand for our M&A-related “second request” services.
Gross profit decreased $21.2 million, or 14.6%, to $123.9 million for the year ended December 31, 2025. Gross profit margin decreased 1.6 percentage points from 2024 to 2025. The decrease in gross profit margin was primarily due to lower profitability of our processing, hosting and managed review services, primarily resulting from the decline in revenues from our M&A-related “second request” services, which was partially offset by an increase in profitability of our consulting services.
SG&A expenses decreased $8.7 million, or 8.5%, to $93.9 million for the year ended December 31, 2025. SG&A expenses of 25.1% of revenues in 2025 compared with 24.6% of revenues in 2024. The decrease in SG&A expenses was primarily due to lower compensation, travel and entertainment and outside services expenses.

STRATEGIC COMMUNICATIONS

	Year Ended December 31,
	2025	2024

	(dollars in thousands)
Revenues	$378,489	$336,041
Percentage change in revenues from prior year	12.6%
Operating expenses
Direct cost of revenues	238,483	213,301
Selling, general and administrative expenses	76,435	76,378
Special charges	3,268	295
Amortization of intangible assets	276	277
	318,462	290,251
Segment operating income	60,027	45,790
Percentage change in segment operating income from prior year	31.1%
Add back:
Depreciation and amortization of intangible assets	4,037	3,884
Special charges	3,268	295
Adjusted Segment EBITDA	$67,332	$49,969
Gross profit (1)	$140,006	$122,740
Percentage change in gross profit from prior year	14.1%
Gross profit margin (2)	37.0%	36.5%
Adjusted Segment EBITDA as a percentage of revenues	17.8%	14.9%
Number of billable professionals (at period end)	907	981
Percentage change in number of billable professionals from prior year	-7.5%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Year Ended December 31, 2025 Compared to December 31, 2024
Revenues increased $42.4 million, or 12.6%, to $378.5 million for the year ended December 31, 2025, which included a 1.5% estimated positive impact from FX. Excluding the estimated impact from FX, revenues increased $37.4 million, or 11.1%, primarily due to higher demand for our corporate reputation services and an $18.2 million increase in pass-through revenues.
Gross profit increased $17.3 million, or 14.1%, to $140.0 million for the year ended December 31, 2025. Gross profit margin increased 0.5 percentage points from 2024 to 2025. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues, which included a 7.5% decline in billable headcount. This increase was partially offset by higher pass-through revenues and expenses.
SG&A expenses were flat over the prior year period at $76.4 million for the year ended December 31, 2025, which included a 1.7% estimated negative impact from FX. SG&A expenses were 20.2% of revenues in 2025 compared to 22.7% in 2024.

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
Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to our reporting currency of USD. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates and certain equity transactions are translated at historical rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive loss.”
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

Cash Flows

	Year Ended December 31,
	2025	2024

Cash Flows	(dollars in thousands)
Net cash provided by operating activities	$152,132	$395,097
Net cash used in investing activities	$(58,531)	$(10,162)
Net cash used in financing activities	$(510,476)	$(15,383)
Effect of exchange rate changes on cash and cash equivalents	$21,473	$(12,281)
DSO (1)	88	97

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing accounts receivable, net reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Year Ended December 31, 2025 Compared to December 31, 2024
Net cash provided by operating activities decreased $243.0 million to $152.1 million compared to $395.1 million for the year ended December 31, 2024. The decrease in net cash provided by operating activities was primarily due to higher forgivable loan issuances, compensation payments and income tax payments, which was partially offset by an increase in cash collections. DSO was 88 and 97 days as of December 31, 2025 and 2024, respectively.
Net cash used in investing activities increased $48.4 million to $58.5 million compared to $10.2 million for the year ended December 31, 2024. The increase in net cash used in investing activities was due to a $23.1 million increase in capital expenditures, primarily related to higher spend on leasehold improvements as compared to the year ended December 31, 2024, as well as the prior year maturity of a short-term investment of $25.2 million, which created an inflow in the comparative prior year period.
Net cash used in financing activities increased $495.1 million to $510.5 million compared to $15.4 million for the year ended December 31, 2024. The increase in net cash used in financing activities was primarily due to an increase of $848.5 million in payments for common stock repurchases under the Repurchase Program, which was partially offset by an increase in net borrowings of $365.0 million under our Credit Facility compared to the year ended December 31, 2024.
The effect of exchange rate changes on cash and cash equivalents had a favorable impact of $21.5 million for the year ended December 31, 2025 compared to an unfavorable impact of $12.3 million for the year ended December 31, 2024.
Cash paid for income taxes and tax credits, net of tax refunds, included $28.9 million and $40.6 million of payments for the purchase of tax credits during the years ended December 31, 2025 and 2024, respectively.
Principal Sources of Capital Resources
As of December 31, 2025, our capital resources included $265.1 million of cash and cash equivalents and available borrowing capacity of $535.0 million under the revolving line of credit under our Credit Facility. The $900.0 million revolving line of credit under our Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
The availability of borrowings, as well as issuances and extensions of letters of credit under our Credit Facility, are subject to specified conditions. Subject to certain conditions, at any time prior to maturity, we will be able to invite existing and new lenders to increase the size of the facility up to a maximum of $1.2 billion. See Note 13, “Debt” in Part II, Item 8, of this Annual Report for a further discussion of variable interest rates and guarantees under the Credit Facility.
The second amended and restated credit agreement entered into on November 21, 2022 (the “Credit Agreement”) governing the Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of December 31, 2025, we were in compliance with the covenants contained in the Credit Agreement. See Note 13, “Debt” in Part II, Item 8 of this Annual Report for a further discussion of the Credit Agreement.
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
Capital Expenditures
During 2025, we spent $58.5 million in capital expenditures to support our organization. During 2026, we currently expect to make capital expenditures to support our organization in an aggregate amount of between $48 million and $58 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any expenditures that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements or if we pursue and complete acquisitions.
Share Repurchase Program
During the year ended December 31, 2025, we made $858.7 million in payments, including commissions, for common stock repurchases under the Repurchase Program. We had $491.8 million remaining under the Repurchase Program to repurchase additional shares as of December 31, 2025.
Future Contractual Obligations
Our future contractual obligations as of December 31, 2025 include long-term obligations of $365.0 million related to outstanding borrowings under our Credit Facility. For more information on our Credit Facility, refer to Note 13, “Debt” in Part II, Item 8 of this Annual Report. Under our operating leases as described in Note 14, “Leases” in Part II, Item 8 of this Annual Report, we have current obligations of $37.2 million and non-current obligations of $224.5 million as of December 31, 2025.
The above amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

On November 21, 2025, we entered into a material lease agreement to accept possession of three leases (the “Leases”) for our new office space in London, England. We expect to accept possession of the premises on or about September 25, 2027, subject to the satisfaction of certain conditions. The Leases will have a fixed term of 15 years, subject to a break option allowing the tenant, which is a wholly-owned subsidiary of the Company, to terminate the Leases at the end of the 10th year. At the end of the initial 15-year term, the tenant has a one-time contractual right to renew each of the Leases for a term of either five years or ten years. Fixed rental payments under the Leases are scheduled to commence in February 2028, payable in quarterly installments, and will aggregate to approximately $115.0 million.
Off-Balance Sheet Arrangements
As of December 31, 2025 and 2024, we were contingently liable under bank guarantees issued in favor of third parties that totaled $17.5 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $32.5 million and $42.7 million as of December 31, 2025 and 2024, respectively. We had $15.0 million and $31.8 million available under the guarantee facilities as of December 31, 2025 and 2024, respectively. These bank guarantees are issued separately from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
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
The process of evaluating the potential impairment of goodwill requires significant judgment and estimates. In 2025, we performed our annual impairment tests for each of our reporting units. The results of that test indicated that for each of our reporting units, no impairment existed. If market conditions significantly deteriorate from our current assumptions regarding forecasted cash flows, we may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any future impairment charge would result or, if it does, whether such charge would be material.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held and used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized. No impairment charges for intangible assets were recorded in 2025.
Income Taxes. As part of the process of preparing our consolidated financial statements, we estimate our income taxes for each of our legal entities in its respective jurisdiction. Differences which are temporary in nature result in deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.
Subsequent to the initial recognition of deferred tax assets, we assess the likelihood that such deferred tax assets will be realized. We weigh all available positive and negative evidence, including scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and historical results of operations, and if we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Pre-tax operating losses on a three-year cumulative basis or lack of sustainable profitability are considered objectively verifiable evidence and will generally outweigh a projection of future taxable income.
Certain of our legal entities have individually experienced operating losses on a three-year cumulative basis or have tax attributes that we have determined may expire unused. In addition, some of our legal entities have recorded a valuation allowance on all or a portion of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities. Based on all available evidence, we have determined that there is not available objective evidence of a greater than 50% likelihood that the deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on the deferred tax assets held by these entities as of December 31, 2025. Refer to Note 16, “Income Taxes” in Part II, Item 8 of this Annual Report for further information on income taxes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily from changes in interest rates and foreign exchange rates.
Interest Rate Risk
We are exposed to interest rate risk associated with borrowings under our Credit Facility. For details related to variable interest rates on our Credit Facility, refer to Note 13, “Debt” in Part II, Item 8 of this Annual Report. We had $365.0 million of outstanding borrowings under our Credit Facility as of December 31, 2025. Variable interest borrowings had a weighted average interest rate of 5.81% during the twelve months ended December 31, 2025. A hypothetical 100 basis point increase in interest rate for the year ended December 31, 2025 would have a $3.3 million effect on interest expense. We had no outstanding borrowings under our Credit Facility as of December 31, 2024. Variable interest borrowings had a weighted average interest rate of 7.45% during the twelve months ended December 31, 2024. A hypothetical 100 basis point increase in interest rate for the year ended December 31, 2024 would have a $0.6 million effect on interest expense. Future interest rate risk may be affected by revolving line of credit borrowings subsequent to December 31, 2025 and prior to the November 21, 2027 maturity date of our Credit Facility.
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
Translation of Financial Results
Most of our foreign subsidiaries operate in a currency other than USD; therefore, increases or decreases in the value of USD against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the Euro, Australian dollar, British pound and Canadian dollar. The following table details the unrealized changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than USD for the years ended December 31, 2025 and 2024. These translation adjustments are reflected in “Other comprehensive income (loss)” on our Consolidated Statements of Comprehensive Income.

	Year Ended December 31,
	2025	2024

Changes in Net Investment of Foreign Subsidiaries	(in thousands)
Euro	$21,136	$(10,136)
Australian dollar	12,828	(6,109)
British pound	19,058	(1,928)
Canadian dollar	922	(1,514)
All other	(6,976)	(6,425)
Total	$46,968	$(26,112)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FTI Consulting, Inc. and Subsidiaries
Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an audit report on their assessment of internal control over financial reporting, which is included elsewhere in this Annual Report.
Date: February 26, 2026

/s/ STEVEN H. GUNBY
Steven H. Gunby Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ PAUL LINTON
Paul Linton Interim Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
FTI Consulting, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FTI Consulting, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Changes in estimates of potential fee reductions
As discussed in Note 1 to the consolidated financial statements, for certain arrangements, the Company records revenues based on the amount it estimates it will be entitled to in exchange for its services and only to the extent that a significant reversal of revenue is not likely to occur when the uncertainty associated with the estimate is subsequently resolved. The Company records changes to revenue when there are changes in estimates of potential fee reductions imposed by bankruptcy courts or other regulatory agencies or negotiated with specific clients. Revenues for the year ended December 31, 2025 were $3,788,857 thousand, which includes the previously mentioned changes.
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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
FTI Consulting, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited FTI Consulting, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 26, 2026

FTI Consulting, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$265,091	$660,493
Accounts receivable, net	1,037,678	1,020,174
Current portion of notes receivable	87,861	44,894
Prepaid expenses and other current assets	126,997	93,953
Total current assets	1,517,627	1,819,514
Property and equipment, net	169,333	150,295
Operating lease assets	201,492	198,318
Goodwill	1,242,777	1,226,556
Intangible assets, net	13,547	16,770
Notes receivable, net	250,667	109,119
Other assets	95,085	76,258
Total assets	$3,490,528	$3,596,830
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$206,247	$224,394
Accrued compensation	712,335	639,745
Billings in excess of services provided	56,607	67,620
Total current liabilities	975,189	931,759
Long-term debt	365,000	—
Noncurrent operating lease liabilities	224,510	208,036
Deferred income taxes	99,611	111,825
Other liabilities	92,487	86,920
Total liabilities	1,756,797	1,338,540
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding —30,864 (2025) and 35,913 (2024)	309	359
Additional paid-in capital	354	39,650
Retained earnings	1,862,672	2,394,853
Accumulated other comprehensive loss	(129,604)	(176,572)
Total stockholders’ equity	1,733,731	2,258,290
Total liabilities and stockholders’ equity	$3,490,528	$3,596,830

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$3,788,857	$3,698,652	$3,489,242
Operating expenses
Direct cost of revenues	2,571,382	2,516,726	2,354,216
Selling, general and administrative expenses	799,624	822,151	751,306
Special charges	25,295	8,230	—
Amortization of intangible assets	3,479	4,183	6,159
	3,399,780	3,351,290	3,111,681
Operating income	389,077	347,362	377,561
Other income (expense)
Interest income and other	3,330	10,360	(4,867)
Interest expense	(21,396)	(6,951)	(14,331)
	(18,066)	3,409	(19,198)
Income before income tax provision	371,011	350,771	358,363
Income tax provision	100,140	70,683	83,471
Net income	$270,871	$280,088	$274,892
Earnings per common share — basic	$8.33	$7.96	$8.10
Earnings per common share — diluted	$8.24	$7.81	$7.71
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $—, $— and $—	$46,968	$(26,112)	$26,262
Total other comprehensive income (loss), net of tax	46,968	(26,112)	26,262
Comprehensive income	$317,839	$253,976	$301,154

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
Balance at December 31, 2022	34,026	$340	$—	$1,858,103	$(176,722)	$1,681,721
Net income	—	$—	$—	$274,892	$—	$274,892
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	26,262	26,262
Issuance of common stock in connection with:
Exercise of options	38	—	1,297	—	—	1,297
Restricted share grants, less net settled shares of 91	108	1	(14,101)	—	—	(14,100)
Settlement of conversion premium of convertible senior notes due 2023	1,461	15	(21)	—	—	(6)
Purchase and retirement of common stock	(112)	(1)	(17,798)	—	—	(17,799)
Conversion of convertible senior notes due 2023	—	—	(381)	—	—	(381)
Share-based compensation	—	—	29,534	—	—	29,534
Reclassification of negative additional paid-in capital	—	—	18,230	(18,230)	—	—
Balance at December 31, 2023	35,521	$355	$16,760	$2,114,765	$(150,460)	$1,981,420
Net income	—	$—	$—	$280,088	$—	$280,088
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(26,112)	(26,112)
Issuance of common stock in connection with:
Exercise of options	294	3	10,888	—	—	10,891
Restricted share grants, less net settled shares of 93	150	2	(16,218)	—	—	(16,216)
Purchase and retirement of common stock	(52)	(1)	(10,216)	—	—	(10,217)
Share-based compensation	—	—	38,436	—	—	38,436
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290
Net income	—	$—	$—	$270,871	$—	$270,871
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	46,968	46,968
Issuance of common stock in connection with:
Exercise of options	38	—	1,387	—	—	1,387
Restricted share grants, less net settled shares of 106	178	2	(16,479)	—	—	(16,477)
Purchase and retirement of common stock, including excise tax	(5,265)	(52)	(866,580)	—	—	(866,632)
Share-based compensation	—	—	39,324	—	—	39,324
Reclassification of negative additional paid-in capital	—	—	803,052	(803,052)	—	—
Balance at December 31, 2025	30,864	$309	$354	$1,862,672	$(129,604)	$1,733,731

See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$270,871	$280,088	$274,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	45,764	43,910	41,079
Amortization of intangible assets	3,479	4,183	6,159
Amortization of notes receivable	73,602	51,621	27,784
Provision for expected credit losses	42,836	50,315	35,149
Share-based compensation	39,324	38,436	29,534
Deferred income taxes	23,745	(16,605)	(25,453)
Other	1,182	303	5,743
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(34,260)	18,340	(229,296)
Notes receivable, net of repayments	(255,006)	(99,892)	(50,703)
Prepaid expenses and other assets	(15,611)	(2,810)	7,606
Accounts payable, accrued expenses and other	6,627	12,875	8,687
Income taxes	(67,963)	(29,441)	29,335
Accrued compensation	29,631	43,503	50,186
Billings in excess of services provided	(12,089)	271	13,759
Net cash provided by operating activities	152,132	395,097	224,461
Investing activities
Purchases of property and equipment and other	(58,531)	(35,408)	(49,479)
Purchase and maturity of short-term investment	—	25,246	(24,356)
Net cash used in investing activities	(58,531)	(10,162)	(73,835)
Financing activities
Borrowings under revolving line of credit	1,280,000	600,000	835,000
Repayments under revolving line of credit	(915,000)	(600,000)	(835,000)
Repayment of convertible notes	—	—	(315,763)
Purchase and retirement of common stock	(858,681)	(10,217)	(20,982)
Share-based compensation tax withholdings	(18,545)	(19,021)	(16,375)
Proceeds on stock option exercises	1,392	10,887	1,297
Deposits and other	358	2,968	(2,840)
Net cash used in financing activities	(510,476)	(15,383)	(354,663)
Effect of exchange rate changes on cash and cash equivalents	21,473	(12,281)	15,571
Net increase (decrease) in cash and cash equivalents	(395,402)	357,271	(188,466)
Cash and cash equivalents, beginning of period	660,493	303,222	491,688
Cash and cash equivalents, end of period	$265,091	$660,493	$303,222
Supplemental cash flow disclosures
Cash paid for interest	$19,666	$5,918	$14,390
Cash paid for income taxes and tax credits, net of refunds	$144,357	$116,729	$79,588
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$2,069	$2,805	$2,274
Excise tax on purchase and retirement of common stock	$7,953	$—	$—
Non-cash additions to property and equipment	$4,459	$2,623	$950
See accompanying notes to consolidated financial statements.

FTI Consulting, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollar and share amounts in tables expressed in thousands, except per share data)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), is a leading global expert firm for organizations facing crisis and transformation. Individually, each of our segments and practices is staffed with experts recognized for the depth of their knowledge and a track record of making an impact. We operate through five reportable segments: Corporate Finance, Forensic and Litigation Consulting (“FLC”), Economic Consulting, Technology and Strategic Communications.
The Company renamed its Corporate Finance & Restructuring segment to Corporate Finance to better align with the segment’s business activities, structure and strategy, as of December 31, 2025. The segment name change did not result in any change to the composition of the segment and has no impact on previously reported financial information.
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
Foreign Currency
Results of operations for our non-United States subsidiaries are translated from the designated functional currency to the reporting currency of the United States dollar (“USD”). Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates and certain equity transactions are translated at historical exchange rates. Resulting net translation adjustments are recorded as a component of stockholders’ equity in “Accumulated other comprehensive loss.”
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. Management bases its estimates on historical trends, projections, current experience and other assumptions that it believes are reasonable. Our most significant estimates relate to revenues and the assessment of the recoverability of goodwill and intangible assets. Other estimates include, but are not limited to, the realization of deferred tax assets and the fair value of acquisition-related contingent consideration. The fair values of all of our financial instruments are estimated to be equal to their carrying values as of December 31, 2025 and 2024.
Concentrations of Risk
We do not have a single customer that represents 10% or more of our consolidated revenues. We derive the majority of our revenues from providing professional services to clients in the United States (“U.S.”). For the year ended December 31, 2025, we derived approximately 37% of our consolidated revenues from the work of professionals who are assigned to locations outside the U.S. We believe that the geographic and industry diversity of our customer base throughout the U.S. and internationally minimizes the risk of incurring material losses due to concentrations of credit risk.

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
Advertising Costs
Advertising costs consist of marketing, advertising through print and other media, professional event sponsorship and public relations. These costs are expensed as incurred. Advertising costs totaled $26.8 million, $27.0 million and $23.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in selling, general and administrative (“SG&A”) expenses on the Consolidated Statements of Comprehensive Income.
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
Additionally, we record deferred tax assets and liabilities using the asset and liability method of accounting, which requires us to measure these assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by the relevant taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and recent results of operations. The historical profitability of each foreign entity is a factor in determining whether to establish or release a valuation allowance. Pre-tax operating losses on a three-year cumulative basis is considered objectively verifiable evidence and will generally outweigh a projection of future taxable income. Certain foreign subsidiaries have experienced operating losses on a three-year cumulative basis and, as a result, have recorded a valuation allowance against all or a portion of their deferred tax assets.
The Inflation Reduction Act includes provisions that permit clean energy tax credits that are transferable to an unrelated third party in exchange for cash payment. When the control of the investment tax credits transfers, the acquired credits are recognized as deferred tax assets and are measured under Accounting Standards Codification Topic 740, Income Taxes. The difference between the purchase price and the tax basis of the purchased credits is recognized as deferred credits. The deferred credits are recognized in income tax expense in proportion to the reversal of the associated deferred tax asset. The amounts paid for the tax credits are presented in the “Cash paid for income taxes and tax credits, net of refunds” line in the supplemental cash flow disclosures.
Cash Equivalents
Cash equivalents consist of money market funds, commercial paper and certificates of deposit with maturities of three months or less at the time of purchase.

Multi-Currency Notional Cash Pooling
We hold a master netting arrangement with a third-party financial institution whereby certain subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of the master netting arrangement, the participating subsidiaries may maintain either cash deposit or borrowing positions through foreign and/or local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. The net positive cash balance related to this pooling arrangement is included in cash and cash equivalents in the Consolidated Balance Sheets as of December 31, 2025 and 2024.
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
Notes Receivable from Employees
Notes receivable from employees principally include unsecured general recourse forgivable loans which are provided to attract and retain certain of our senior employees and other professionals. Generally, all of the principal amount and accrued interest income of the forgivable loans we make to employees and other professionals will be forgiven according to the stated terms of the loan agreement, provided that the professional is providing services to the Company on the forgiveness date and upon other specified events, such as death or disability. We record accrued interest income as a reduction to operating expenses on our Consolidated Statements of Comprehensive Income.
Professionals who terminate their employment or services with us prior to the end of the forgiveness period are required to repay the outstanding, unforgiven loan balance and any accrued but unforgiven interest. The unforgiven interest is recorded to “Interest income and other” on our Consolidated Statements of Comprehensive Income at the time of termination.
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
We assess our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision maker. Our reporting units are the same as our operating segments.
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed as incurred. Lease and non-lease components are accounted for together as a single lease component for operating leases associated with our office space.
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
2. New Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal, state and local) and foreign jurisdictions. We adopted ASU 2023-09 on a prospective basis, beginning with the year ended December 31, 2025. See Note 16, “Income Taxes” for disclosures required under ASU 2023-09.
Accounting Standards Not Yet Adopted
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

	Year Ended December 31,
	2025	2024	2023
Numerator — basic and diluted
Net income	$270,871	$280,088	$274,892
Denominator
Weighted average number of common shares outstanding — basic	32,531	35,208	33,924
Effect of dilutive share-based awards	318	517	559
Effect of dilutive stock options	32	120	295
Effect of dilutive convertible notes (1)	—	—	868
Weighted average number of common shares outstanding — diluted	32,881	35,845	35,646
Earnings per common share — basic	$8.33	$7.96	$8.10
Earnings per common share — diluted	$8.24	$7.81	$7.71
Antidilutive stock options and share-based awards	217	45	5

(1)    On August 17, 2023, we issued a total of 1,460,740 shares of our common stock to holders in connection with the conversion of their 2.0% convertible senior notes due 2023 at maturity.
4. Revenues
We generate the majority of our revenues by providing consulting services to our clients. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for revenues.
Revenues are recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate services that we provide to our customers. We estimate that approximately 76% of our revenues recognized during the year ended December 31, 2025 were generated from time and expense contract arrangements. If, at the outset of an arrangement, we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $26.0 million, $20.0 million and $11.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee arrangements and performance-based and contingent arrangements. As of December 31, 2025 and 2024, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $27.3 million and $25.5 million, respectively. We expect to recognize the majority of the related revenues over the next 12 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of December 31, 2025 and 2024, respectively.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of December 31, 2025 and 2024, respectively.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Consolidated Balance Sheets:

	December 31,
	2025	2024
Accounts receivable:
Billed receivables	$764,217	$742,504
Unbilled receivables	378,115	368,216
Allowance for expected credit losses	(104,654)	(90,546)
Accounts receivable, net	$1,037,678	$1,020,174
The following table summarizes the total provision for expected credit losses and write-offs:

	Year Ended December 31,
	2025	2024	2023
Provision for expected credit losses	$42,836	$50,315	$35,149
Write-offs	$31,078	$24,949	$24,441
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for the allowance for expected credit losses.
6. Special Charges
During the year ended December 31, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services. The special charges concluded as of March 31, 2025. The majority of the special charges were paid during the year ended December 31, 2025 and the remaining amounts will be paid in cash in the next three months. These amounts are included in “Accounts payable, accrued expenses and other” on our Consolidated Balance Sheets.
The following table details the special charges by segment:

Year Ended December 31, 2025
Corporate Finance	$11,696
FLC	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total special charges	$25,295
During the year ended December 31, 2024, we recorded special charges of $8.2 million. The charges related to targeted headcount reductions in areas of each segment and region where we realigned our workforce with current business demand for our consulting services. There were no special charges recorded during the year ended December 31, 2023.

7. Share-Based Compensation
Share-Based Incentive Compensation Plan
Under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, as amended, there were 1,144,986 shares of common stock available for grant as of December 31, 2025.
Share-Based Compensation Expense
The table below reflects the total share-based compensation expense recognized in our Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,

Income Statement Classification	2025	2024	2023
Direct cost of revenues	$26,821	$22,179	$19,067
Selling, general and administrative expenses	14,884	20,002	17,205
Total	$41,705	$42,181	$36,272
Restricted Share Awards
The following table summarizes our restricted share awards activity during the year ended December 31, 2025.

	Shares	Weighted Average Grant Date Fair Value
Restricted share awards outstanding at December 31, 2024	611	$147.80
Restricted share awards granted	159	$165.35
Restricted share awards vested	(159)	$98.99
Restricted share awards forfeited	(37)	$171.69
Restricted share awards outstanding at December 31, 2025	574	$164.70
As of December 31, 2025, there was $61.7 million of unrecognized compensation cost related to unvested restricted share awards. That cost is expected to be recognized ratably over a weighted average period of 3.8 years. The total fair value of restricted share awards that vested during the years ended December 31, 2025, 2024 and 2023 was $26.8 million, $28.1 million and $29.0 million, respectively.
Restricted Stock Units
The following table summarizes our restricted stock units activity during the year ended December 31, 2025.

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2024	489	$130.79
Restricted stock units granted	115	$166.84
Restricted stock units released	(104)	$91.92
Restricted stock units forfeited	(18)	$179.09
Restricted stock units outstanding at December 31, 2025	482	$146.01
As of December 31, 2025, there was $38.2 million of unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized ratably over a weighted average period of 3.8 years. The total fair value of restricted stock units released for the years ended December 31, 2025, 2024 and 2023 was $17.9 million, $8.7 million and $6.6 million, respectively.

Performance Stock Units
Performance stock units represent common stock potentially issuable in the future, subject to achievement of either market or performance conditions. Our current outstanding performance stock units that are subject to market conditions vest based on the adjusted total shareholder return of the Company as compared to the adjusted total shareholder return of the Standard & Poor’s 500 Index over the applicable performance period. Our current outstanding performance stock units that are subject to performance conditions vest based on Adjusted EBITDA metrics over the applicable performance period. The vesting and payout range for all of our performance stock units is typically between 0% and up to 150% of the target number of shares granted at the end of a two- or three-year performance period.
The following table summarizes our performance stock units activity during the year ended December 31, 2025.

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at December 31, 2024	208	$190.14
Performance stock units granted (1)	106	$158.26
Performance stock units released	(59)	$164.88
Performance stock units forfeited (2)	(44)	$184.44
Performance stock units outstanding at December 31, 2025	211	$182.42

(1)    Performance stock units granted are presented at the maximum potential payout percentage of 150% of target shares granted.
(2)    Performance stock units are forfeited when the market or performance conditions for maximum payout are not achieved, including performance stock units that do not achieve any payout, or the employee is terminated prior to vesting.
As of December 31, 2025, there was $6.2 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized ratably over a weighted average period of 0.8 years. The total fair value of performance stock units released during the years ended December 31, 2025, 2024 and 2023 was $11.1 million, $15.2 million and $11.7 million, respectively.
The weighted average grant date fair value per share of restricted share awards, restricted stock units and performance stock units awarded during the years ended December 31, 2025, 2024 and 2023 was $163.83, $211.79 and $187.85, respectively. The fair value of our restricted share awards, restricted stock units and performance stock units that are subject to performance conditions is determined based on the closing market price per share of our common stock on the grant date. The fair value of our performance stock units subject to market conditions is calculated using a Monte Carlo pricing model as of the grant date.
Stock Options
We did not grant any stock options during the years ended December 31, 2025, 2024 and 2023. Historically, we used the Black-Scholes option-pricing model to determine the fair value of our stock option grants.
The following table summarizes our stock option activity during the year ended December 31, 2025.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2024	60	$37.93
Stock options exercised	(38)	$36.53
Stock options outstanding and exercisable at December 31, 2025	22	$40.36	1.2	$2,876
Cash received from option exercises for the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $10.9 million and $1.3 million, respectively. The tax benefit realized from stock options exercised was immaterial for each of the years ended December 31, 2025, 2024 and 2023.

The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The total intrinsic value of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $4.9 million, $52.0 million and $6.0 million, respectively.
As of December 31, 2025, there was no unrecognized compensation cost related to stock options.
8. Interest Income and Other
The table below presents the components of “Interest income and other” as shown on the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
	2025	2024	2023
Interest income and other
Interest income	$7,061	$8,468	$5,210
Foreign exchange transaction gains (losses), net	(4,260)	549	(9,341)
Other	529	1,343	(736)
Total	$3,330	$10,360	$(4,867)
9. Balance Sheet Details
The table below presents the components of “Prepaid expenses and other current assets” and “Accounts payable, accrued expenses and other” as shown on the Consolidated Balance Sheets:

	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses	$64,209	$57,044
Income tax receivable	14,200	6,596
Other current assets	48,588	30,313
Total	$126,997	$93,953
Accounts payable, accrued expenses and other
Accounts payable	$14,985	$26,025
Accrued expenses	97,927	82,659
Accrued taxes payable	15,178	43,873
Current operating lease liabilities	37,211	34,110
Other current liabilities	40,946	37,727
Total	$206,247	$224,394
10. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2025	2024
Leasehold improvements	$168,363	$147,515
Construction in progress	13,917	13,224
Furniture and equipment	42,027	36,624
Computer equipment and software	124,418	145,504
	348,725	342,867
Accumulated depreciation	(179,392)	(192,572)
Property and equipment, net	$169,333	$150,295
Depreciation expense for property and equipment totaled $45.8 million, $43.9 million and $41.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.

11. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2023	$540,991	$213,415	$268,482	$96,802	$114,879	$1,234,569
Foreign currency translation adjustment	(5,663)	(1,048)	(188)	(18)	(1,096)	(8,013)
Balance at December 31, 2024	$535,328	$212,367	$268,294	$96,784	$113,783	$1,226,556
Foreign currency translation adjustment	7,915	2,807	626	103	4,770	16,221
Balance at December 31, 2025	$543,243	$215,174	$268,920	$96,887	$118,553	$1,242,777

(1)There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of December 31, 2025, 2024 and 2023.
(2)Amounts for our Strategic Communications segment include gross carrying values of $312.7 million, $307.9 million and $309.0 million as of December 31, 2025, 2024 and 2023, respectively, and accumulated impairment losses of $194.1 million as of December 31, 2025, 2024 and 2023.
Intangible Assets
Intangible assets were as follows:

		December 31, 2025			December 31, 2024
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets (1)	9.9	26,025	18,103	7,922	38,821	27,676	11,145
Non-amortizing intangible assets (2)	Indefinite	5,625	—	5,625	5,625	—	5,625
Total		$31,650	$18,103	$13,547	$44,446	$27,676	$16,770

(1)    Amortizing intangible assets primarily include customer relationships as of December 31, 2025 and 2024.
(2)    Non-amortizing intangible assets include trademarks as of December 31, 2025 and 2024.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $3.5 million, $4.2 million and $6.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. No impairment charges for intangible assets were recorded during the years ended December 31, 2025, 2024 and 2023.
We estimate our future amortization expense for our intangible assets with finite lives to be as follows:

As of December 31, 2025 (1)
Year
2026	$2,225
2027	2,152
2028	1,747
2029	1,194
2030	604
Thereafter	—
$7,922

(1)Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, impairments, changes in useful lives, or other relevant factors or changes.

12. Notes Receivable from Employees
The table below summarizes the changes in the carrying amount of our notes receivable from employees:

	December 31,
	2025	2024
Notes receivable from employees — beginning	$154,013	$106,428
Notes granted	296,741	103,979
Repayments	(40,110)	(4,226)
Amortization	(73,602)	(51,621)
Cumulative translation adjustment and other	1,486	(547)
Notes receivable from employees — ending	338,528	154,013
Less: current portion	(87,861)	(44,894)
Notes receivable from employees, net of current portion	$250,667	$109,119
As of December 31, 2025 and 2024, there were 588 and 499 notes outstanding, respectively. Total amortization expense for the years ended December 31, 2025, 2024 and 2023 was $73.6 million, $51.6 million and $27.8 million, respectively.
13. Debt
Long-term debt outstanding under our senior unsecured bank revolving credit facility (“Credit Facility”) was $365.0 million and there was no current portion as of December 31, 2025. The Company classified the borrowings under the Credit Facility as long-term debt in the accompanying Consolidated Balance Sheets, as we have the intent and unilateral ability to refinance any borrowings on a continuous basis through the maturity of the Credit Facility on November 21, 2027. There was no debt outstanding as of December 31, 2024.
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
Borrowings under the Credit Facility bear interest at a rate equal to, in the case of: (i) USD, at our option, Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR, (ii) euros, Euro Interbank Offered Rate, (iii) British pounds, Sterling Overnight Index Average Reference Rate, (iv) Australian dollars, Bank Bill Swap Reference Bid Rate, (v) Canadian dollars, Canadian Dollar Offered Rate, (vi) Swiss francs, Swiss Average Rate Overnight, and (vii) Japanese yen, Tokyo Interbank Offered Rate, in each case, plus an applicable margin that will fluctuate between 1.25% per annum and 2.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Facility) at such time or, in the case of USD borrowings, an alternative base rate plus an applicable margin that will fluctuate between 0.25% per annum and 1.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio at such time. The alternative base rate is a fluctuating rate per annum equal to the highest of (1) the Federal Funds rate plus the sum of 50 basis points, (2) the rate of interest in effect for such day as the prime rate announced by Bank of America, and (3) the one-month Term SOFR plus the Term SOFR Adjustment plus 100 basis points.
Under the Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.

14. Leases
We lease office space and equipment under non-cancelable operating leases. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional information on our accounting policies for leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

		December 31,
Leases	Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$201,492	$198,318
Total lease assets		$201,492	$198,318
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$37,211	$34,110
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	224,510	208,036
Total lease liabilities		$261,721	$242,146
The table below summarizes total lease costs:

	Year Ended December 31,
Lease Cost	2025	2024
Operating lease costs	$51,781	$50,519
Variable lease costs and other	17,927	17,488
Total lease cost, net	$69,708	$68,007
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Consolidated Balance Sheets:

As of December 31, 2025
2026	$54,594
2027	55,681
2028	45,078
2029	34,468
2030	29,145
Thereafter	107,628
Total future lease payments	326,594
Less: imputed interest	(64,873)
Total	$261,721

The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$58,076	$56,495

Operating lease assets obtained in exchange for lease liabilities	$31,660	$28,693

Weighted average remaining lease term (years)
Operating leases	7.3	7.6

Weighted average discount rate
Operating leases	5.9%	6.0%
On November 21, 2025, we entered into a material lease agreement to accept possession of three leases (the “Leases”) for our new office space in London, England. We expect to accept possession of the premises on or about September 25, 2027, subject to the satisfaction of certain conditions. The Leases will have a fixed term of 15 years, subject to a break option allowing the tenant, which is a wholly-owned subsidiary of the Company, to terminate the Leases at the end of the 10th year. At the end of the initial 15-year term, the tenant has a one-time contractual right to renew each of the Leases for a term of either five years or ten years. Fixed rental payments under the Leases are scheduled to commence in February 2028, payable in quarterly installments, and will aggregate to approximately $115.0 million. The Leases are not included within “Operating lease assets” and “Operating lease liabilities” on the Consolidated Balance Sheets as of December 31, 2025, as the Company does not yet have the right to use the premises.
15. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or our results of operations. During the year ended December 31, 2025, the Company recognized gain contingencies at the conclusion of certain legal actions. These amounts are included as a gain in SG&A expenses on our Consolidated Statements of Comprehensive Income.
As of December 31, 2025 and 2024, we were contingently liable under bank guarantees issued in favor of third parties that totaled $17.5 million and $10.9 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $32.5 million and $42.7 million as of December 31, 2025 and 2024, respectively. We had $15.0 million and $31.8 million available under the guarantee facilities as of December 31, 2025 and 2024, respectively. These bank guarantees are issued separately from our Credit Facility and, as a result, do not affect available borrowing capacity under our Credit Facility.
We entered into a material lease agreement for our new office space in London, England during the year ended December 31, 2025. See Note 14, “Leases” for additional information about the terms of the Leases.

16. Income Taxes
The table below summarizes significant components of deferred tax assets and liabilities:

	December 31,
	2025	2024
Deferred tax assets
Allowance for expected credit losses	$15,196	$13,446
Accrued vacation and bonus	47,793	51,045
Share-based compensation	16,305	15,081
Notes receivable from employees	25,309	16,046
Foreign net operating and capital loss carryforward	31,762	20,411
Foreign tax credit carryforward	33,863	25,963
Deferred compensation	3,728	3,636
Operating lease assets	64,515	58,982
Other, net	7,243	6,773
Total deferred tax assets	245,714	211,383
Deferred tax liabilities
Revenue recognition	(3,461)	(2,833)
Operating lease liabilities	(49,134)	(47,923)
Property and equipment, net	(13,478)	(9,831)
Goodwill and intangible assets	(218,610)	(212,595)
Total deferred tax liabilities	(284,683)	(273,182)
Foreign withholding tax	(1,363)	(1,538)
Valuation allowance	(24,481)	(9,612)
Net deferred tax liabilities	$(64,813)	$(72,949)
As of December 31, 2025, the Company had foreign tax credit carryforwards of $33.9 million, all of which will expire between 2031 and 2035. As of December 31, 2025, the Company had foreign net operating loss and capital loss carryforwards of $154.2 million, of which $22.9 million expires over the next 15 years and $131.3 million can be carried forward indefinitely.
The valuation allowance for foreign deferred tax assets was $24.5 million and $9.6 million as of December 31, 2025 and 2024, respectively. The historical profitability of each foreign entity is a factor in determining whether to establish or release a valuation allowance. Pre-tax operating losses on a three-year cumulative basis or lack of sustainable profitability are considered objectively verifiable evidence and will generally outweigh a projection of future taxable income. Certain foreign subsidiaries have experienced cumulative operating losses over a three-year period and, as a result, have recorded a valuation allowance against all or a portion of their deferred tax assets. Based on all available evidence, we have determined that it is more likely than not (defined as a likelihood of greater than 50%) that the deferred tax assets held by these entities will not be realized and, consequently, have recorded valuation allowances on these deferred tax assets.
Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$(9,612)	$(6,773)	$(6,457)
(Charged) credited to provision for income taxes	(14,362)	(3,301)	(540)
(Charged) credited to other comprehensive income and other	(507)	462	224
Ending Balance	$(24,481)	$(9,612)	$(6,773)

The table below summarizes the components of income before income tax provision from continuing operations:

	Year Ended December 31,
	2025	2024	2023
Domestic	$308,824	$238,241	$247,381
Foreign	62,187	112,530	110,982
Total	$371,011	$350,771	$358,363
The table below summarizes the components of income tax provision from continuing operations:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$24,600	$30,689	$28,463
State	22,933	18,242	18,878
Foreign	28,862	38,357	38,029
	76,395	87,288	85,370
Deferred
Federal	19,714	(8,238)	6,363
State	(3,235)	(3,666)	(3,514)
Foreign	7,266	(4,701)	(4,748)
	23,745	(16,605)	(1,899)
Income tax provision
Federal	44,314	22,451	34,826
State	19,698	14,576	15,364
Foreign	36,128	33,656	33,281
	$100,140	$70,683	$83,471
The table below summarizes the components of cash paid for income taxes and tax credits, net of refunds for the year ended December 31, 2025, pursuant to the disclosure requirements of ASU 2023-09:

Year Ended December 31, 2025
Federal	$67,960

State and Local	21,477

Foreign
Canada	8,680
Germany
Germany - Federal	11,024
Germany - Other	11,679
United Kingdom	9,701
Other	13,836
54,920

Total	$144,357

Our income tax provision from continuing operations resulted in effective tax rates that varied from the federal statutory income tax rate for the year ended December 31, 2025 as summarized below, pursuant to the disclosure requirements of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
Income tax expense at federal statutory rate	$77,912	21.0%

Domestic federal
Tax credits	(3,428)	(0.9)%
Nontaxable and nondeductible items	5,899	1.6%
Cross-border tax laws
Foreign tax credits	(9,071)	(2.4)%
Other	(5,594)	(1.5)%
Changes in valuation allowances	136	—%
Excess net tax benefits on share-based payments	(4,754)	(1.3)%
Other	386	0.1%
Domestic state and local tax effects, net of federal	15,511	4.1%
Foreign tax effects
Germany
Trade taxes	4,743	1.3%
Other	(1,142)	(0.3)%
France
Changes in valuation allowance	7,304	2.0%
Other	(308)	(0.1)%
Other foreign jurisdictions	12,523	3.4%
Worldwide changes in unrecognized tax benefits	23	—%
Total	$100,140	27.0%
In 2025, state and local tax in California, New York State, New York City and New Jersey make up the majority of the domestic state and local income taxes, net of federal category.
Our income tax provision from continuing operations resulted in effective tax rates that varied from the federal statutory income tax rate for the years ended December 31, 2024 and 2023 as summarized below:

	Year Ended December 31,
	2024	2023
Income tax expense at federal statutory rate	$73,662	$75,256
State income taxes, net of federal benefit	13,508	12,562
Detriment from foreign tax rates	6,616	9,418
Other expenses not deductible for tax purposes	6,927	5,793
Adjustment to reserve for uncertain tax positions	348	(797)
Share-based compensation	(17,079)	(5,422)
U.S. foreign tax credits	(12,315)	(9,464)
Other adjustments, net	(984)	(3,875)
Income tax provision	$70,683	$83,471
The income tax provision for the years ended December 31, 2025 and 2024 was $100.1 million and $70.7 million, respectively. The increase in the income tax provision was primarily due to a less favorable tax benefit related to share-based compensation, resulting from fewer non-qualified stock option exercises and an increase in valuation allowances against certain foreign deferred tax assets as compared to the prior year.

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many city, state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2022. We are also no longer subject to state and local or foreign tax examinations by tax authorities for years prior to 2019.
Our liability for uncertain tax positions was $0.5 million and $0.7 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, our accrual for the payment of tax-related interest and penalties was not significant.
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
17. Stockholders’ Equity
Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $500.0 million to an aggregate authorization of $2.2 billion on October 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of December 31, 2025, we had $491.8 million available under the Repurchase Program to repurchase additional shares of our common stock.
The following table details our stock repurchases under the Repurchase Program:

	Year Ended December 31,
	2025	2024	2023
Shares of common stock repurchased and retired	5,265	52	112
Average price paid per share (1)	$163.07	$197.53	$158.70
Total cost (1)	$858,575	$10,216	$17,797

(1)    Excludes excise tax of $8.0 million and commissions incurred during the year ended December 31, 2025.
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
Common Stock Outstanding
Common stock outstanding was approximately 30.9 million shares and 35.9 million shares as of December 31, 2025 and 2024, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements. The decrease in common stock outstanding was primarily due to stock repurchases under the Repurchase Program during the year ended December 31, 2025.
18. Employee Benefit Plans
We maintain a qualified defined contribution 401(k) plan, which covers substantially all of our U.S. employees. Under the plan, participants are entitled to make pre-tax, Roth post-tax and/or traditional post-tax contributions not to exceed annual maximums established by the Internal Revenue Service (“IRS”). We match a certain percentage of a participant’s combined pre-tax and Roth post-tax contributions pursuant to the terms of the plan, which is limited to a percentage of the participant’s eligible compensation as established by the IRS. We made contributions related to the plan of $39.4 million, $39.5 million and $36.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.
We also maintain several defined contribution pension plans for our employees in the United Kingdom (“UK”) and other foreign countries. We contributed to these plans $20.9 million, $17.7 million and $15.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.

19. Segment Reporting
We manage our business in five reportable segments: Corporate Finance, FLC, Economic Consulting, Technology and Strategic Communications.
Our Corporate Finance segment focuses on the strategic, operational, financial, transactional and capital needs of our clients around the world. Our clients include companies, boards of directors, investors, private equity sponsors, lenders, and other financing sources and creditor groups, governments and other interested parties. We deliver a wide range of services centered around three core offerings: Transactions, Transformation and Turnaround & Restructuring.
Our FLC segment provides law firms, companies, boards of directors, government entities, private equity firms and other interested parties with a multidisciplinary and independent range of services across risk & investigations and disputes, supported by our data & analytics technology-enabled solutions, with a focus on highly regulated industries. Our services are centered around five core offerings: Construction, Projects & Assets and Environmental Solutions, Data & Analytics, Dispute Advisory Services, Healthcare Risk Management & Advisory and Risk & Investigations, which includes our cybersecurity and financial services-related offerings.
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
Our Technology segment provides companies, law firms, private equity firms and government entities with a comprehensive global portfolio of digital insights and risk management, artificial intelligence (“AI”) and data services. Our professionals help organizations better address risk as the growing volume and variety of enterprise and emerging data intersects with legal, regulatory and compliance needs. We deliver a wide range of expert and AI-powered solutions driven by five core client needs: Blockchain & Digital Assets, Information Governance, Privacy & Security, Investigations, Litigation, and M&A, Antitrust and Competition.
Our Strategic Communications segment develops and executes communications strategies to help management teams, boards of directors, law firms, governments and regulators manage change and mitigate risk surrounding transformational and disruptive events, including crises, transactions, investigations, disputes, regulation and legislation. We deliver a wide range of services centered around three core offerings: Corporate Reputation, Financial Communications and Public Affairs.
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

The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Year Ended December 31, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,550,969	$764,687	$720,829	$373,883	$378,489	$3,788,857
Direct costs
Compensation expenses (1)	919,921	465,896	527,598	148,234	191,252	2,252,901
Other segment items (2)	93,945	24,718	50,875	101,712	47,231	318,481
	1,013,866	490,614	578,473	249,946	238,483	2,571,382
Segment gross profit (3)	$537,103	$274,073	$142,356	$123,937	$140,006	$1,217,475

Year Ended December 31, 2024	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,391,206	$690,211	$863,557	$417,637	$336,041	$3,698,652
Direct costs
Compensation expenses (1)	850,959	432,157	568,286	152,107	182,227	2,185,736
Other segment items (2)	86,497	32,869	60,138	120,412	31,074	330,990
	937,456	465,026	628,424	272,519	213,301	2,516,726
Segment gross profit (3)	$453,750	$225,185	$235,133	$145,118	$122,740	$1,181,926

Year Ended December 31, 2023	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,346,678	$654,105	$771,374	$387,855	$329,230	$3,489,242
Direct costs
Compensation expenses (1)	826,228	400,457	509,100	134,576	179,485	2,049,846
Other segment items (2)	88,479	36,861	43,597	104,767	30,666	304,370
	914,707	437,318	552,697	239,343	210,151	2,354,216
Segment gross profit (3)	$431,971	$216,787	$218,677	$148,512	$119,079	$1,135,026

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees, depreciation and other costs. In our Technology segment, other segment items also include expenses related to software, licensing and data storage.
(3)Includes internal cost recovery for work performed on corporate projects of $17.2 million, $15.3 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Costs associated with billable work performed on corporate projects are included in unallocated corporate expenses as SG&A expenses in the Consolidated Statements of Comprehensive Income.

The table below reconciles income before tax provision to total segment gross profit:

	Year Ended December 31,
	2025	2024	2023
Income before tax provision	$371,011	$350,771	$358,363
Add back:
Interest expense	21,396	6,951	14,331
Interest income and other	(3,330)	(10,360)	4,867
Amortization of intangibles	3,479	4,183	6,159
Special charges	25,295	8,230	—
SG&A expenses	799,624	822,151	751,306
Total segment gross profit	$1,217,475	$1,181,926	$1,135,026
The table below details total revenues by country. Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended December 31,
	2025	2024	2023
U.S.	$2,385,397	$2,368,527	$2,209,276
UK	515,102	485,291	471,134
All other foreign countries (1)	888,358	844,834	808,832
Total revenues	$3,788,857	$3,698,652	$3,489,242

(1) There are no countries included in these amounts that individually represented more than 10 percent of total revenues for the years ended December 31, 2025, 2024 and 2023.
We do not have a single customer that represents 10% or more of our consolidated revenues.
The table below details information on our long-lived assets, which include property and equipment, net and non-current operating lease assets, by country. Long-lived assets have been attributed to locations based on the location of the legal entity holding the assets.

	December 31,
	2025	2024
U.S.	$224,512	$209,946
All other foreign countries (1)	146,313	138,667
Total long-lived assets	$370,825	$348,613

(1) There are no countries included in these amounts that individually represented more than 10 percent of long-lived assets as of December 31, 2025 and 2024.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(b) Trading plans
During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required in Part III is omitted from this Annual Report but is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2025, pursuant to Regulation 14A with the U.S. Securities and Exchange Commission (“SEC”).
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our proxy statement under the captions “Information About the Board of Directors and Committees,” “Corporate Governance,” “Information About Our Executive Officers and Compensation” and “Policy on Inside Information and Insider Trading” is incorporated herein by reference.
We have adopted the FTI Consulting, Inc. Code of Ethics and Business Conduct (“Code of Ethics”), which applies to our Chairman of the Board, President, Chief Executive Officer, Interim Chief Financial Officer, Chief Accounting Officer and Controller, and our other financial professionals, as well as all our other executive officers, including chief strategy and transformation officer, chief human resources officer, general counsel, and chief risk officer, and our other officers, directors, employees and independent contractors. The Code of Ethics is publicly available on our website at https://www.fticonsulting.com/~/media/Files/us-files/our-firm/guidelines/fti-code-of-conduct.pdf. If we make any substantive amendments to certain provisions of the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our President, Chief Executive Officer, Interim Chief Financial Officer, Chief Accounting Officer and Controller or persons performing similar functions, other executive officers or directors, we will disclose the nature of such amendment or waiver on our website within four business days following the date of the amendment or waiver, or in a Current Report on Form 8-K filed with the SEC. We will provide a copy of our Code of Ethics without charge upon request to our Corporate Secretary, FTI Consulting, Inc., 555 12th Street NW, Suite 700, Washington, D.C. 20004, email address: mike.rosenthall@fticonsulting.com.
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
		Consolidated Balance Sheets — December 31, 2025 and 2024
		Consolidated Statements of Comprehensive Income — Years Ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Cash Flows — Years Ended December 31, 2025, 2024 and 2023
		Notes to Consolidated Financial Statements
	(2)	All schedules are omitted as the information is not required or is otherwise provided in the financial statements or notes thereto.
	(3)	Exhibit Index

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of FTI Consulting, Inc., as Amended and Restated	8-K	99.2	05/23/2003
3.2	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc.	8-K	3.1	06/02/2011
3.3	Bylaws of FTI Consulting, Inc., as Amended and Restated Adopted February 21, 2023	8-K	3.1	02/21/2023
4.1	Description of Securities	10-K	4.3	02/25/2020
10.1^	Second Amendment and Restatement Agreement, dated as of November 21, 2022, among FTI Consulting, Inc., a Maryland corporation, the Subsidiaries of the Company party hereto, as Guarantors, the Lenders and L/C Issuers party hereto and Bank of America, N.A., as administrative agent	8-K	10.1	11/22/2022
10.2^	Amended and Restated Lease dated as of October 26, 2020 by and between 1166 LLC and FTI Consulting, Inc.	10-Q	10.1	10/29/2020
10.3^	Agreement for Leases, dated November 21, 2025, by and among FTI Consulting, Inc., PNBJ I Limited (the “Landlord”), and FTI Consulting Management Limited	8-K	10.1	11/26/2025
10.10†	FTI Consulting, Inc. Deferred Compensation Plan for Key Employees and Non-Employee Directors	DEF 14A	Appendix B	04/28/2006
10.10.1†	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors	S-8	99.1	06/06/2006
10.10.2†	Form of FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Stock Unit Agreement for Non-Employee Directors	S-8	99.2	06/06/2006
10.10.3†	FTI Consulting, Inc. Deferred Compensation Plan For Key Employees and Non-Employee Directors Restricted Stock Unit Agreement for Non-Employee Directors Under the Non-Employee Director Compensation Plan, as Amended and Restated Effective as of February 20, 2008	10-Q	10.3	05/07/2008
10.11†	FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016	10-K	10.70	02/25/2016
10.11.1†	Form of Deferred Restricted Stock Unit Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016	10-K	10.71	02/25/2016
10.11.2†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016	10-K	10.72	02/25/2016
10.11.3†	Form of Restricted Stock [or Restricted Stock Unit] Award Agreement for Non-Employee Directors Pursuant to the FTI Consulting, Inc. Non-Employee Director Compensation Plan Amended and Restated as of January 1, 2016	10-K	10.73	02/25/2016
10.12†	FTI Consulting, Inc. Incentive Compensation Plan	DEF 14A	Appendix A	04/20/2016
10.13†	FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan, Amended and Restated Effective as of June 3, 2015	DEF 14A	Appendix A	04/21/2015
10.13.1†	Form of Non-Statutory Stock Option Award Agreement under the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan, Amended and Restated Effective as of June 3, 2015	10-K	10.63	02/25/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.13.2†	Form of Incentive Stock Option Award Agreement under the FTI Consulting, Inc. 2009 Omnibus Incentive Compensation Plan, Amended and Restated Effective as of June 3, 2015	10-K	10.64	02/25/2016
10.14†	FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan (Adopted Effective as of June 7, 2017, as Amended Effective as of June 4, 2025)	8-K	10.1	06/05/2025
10.14.1†	Form of Executive Long-Term Incentive Pay Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.2	07/27/2017
10.14.2†	Form of Executive Long-Term Incentive Pay Incentive Stock Option Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.3	07/27/2017
10.14.3†	Form of Executive Long-Term Incentive Pay Performance-Based Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.4	07/27/2017
10.14.4†	Form of General Restricted Stock Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.5	07/27/2017
10.14.5†	Form of General Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.6	07/27/2017
10.14.6†	Form of General Incentive Stock Option Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.7	07/27/2017
10.14.7†	Form of General Nonstatutory Stock Option Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.8	07/27/2017
10.14.8†	Form of General Performance-Based Restricted Stock Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.9	07/27/2017
10.14.9†	Form of General Cash Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.10	07/27/2017
10.14.10†	Form of General Cash-Based Stock Appreciation Right Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.11	07/27/2017
10.14.11†	Form of General Cash-Based Performance Unit Award Agreement under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.12	07/27/2017
10.14.12†	Form of Restricted Stock Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.13	07/27/2017
10.14.13†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.14	07/27/2017
10.14.14†	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.15	07/27/2017
10.14.15†	Form of Deferred Restricted Stock Unit Award Agreement for Non-Employee Directors under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan	10-Q	10.16	07/27/2017
10.20†	Amended and Restated Employment Agreement, dated December 8, 2025, by and between FTI Consulting, Inc. and Steven H. Gunby	8-K	10.1	12/09/2025
10.21†	Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton	10-Q	10.4	10/30/2014
10.21.1†	Amendment No. 1 effective as of March 21, 2017 to Offer of Employment Letter dated July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton	8-K	10.3	03/23/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.21.2†	Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of July 15, 2014, by and between FTI Consulting, Inc. and Paul Linton	8-K	10.3	03/04/2019
10.22†	Status of Employment Letter, dated December 5, 2025, by and between FTI Consulting, Inc. and Holly Paul.	8-K	10.2	12/09/2025
10.23†	Employment Letter dated May 14, 2015 between FTI Consulting, Inc. and Curtis Lu	10-Q	10.4	07/30/2015
10.23.1†	Amendment No. 1 effective as of March 21, 2017 to Employment Letter dated May 14, 2015, by and between FTI Consulting, Inc. and Curtis Lu	8-K	10.4	03/23/2017
10.23.2†	Amendment No. 2 effective as of February 28, 2019 to Offer of Employment Letter dated as of May 14, 2015, by and between FTI Consulting, Inc. and Curtis Lu	8-K	10.4	03/04/2019
10.24†	Offer Letter dated as of March 1, 2019, by and between FTI Consulting, Inc. and Brendan Keating	8-K	10.1	03/07/2019
14.1	FTI Consulting, Inc. Code of Ethics and Business Conduct, Amended and Restated Effective as of September 26, 2024	8-K	14.1	09/26/2024
19.1	Policy on Insider Information and Insider Trading, Amended and Restated Effective February 27, 2023	10-Q	19.1	04/27/2023
21.1*	Subsidiaries of FTI Consulting, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1**	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
97.1	Compensation Recoupment (Clawback) Policy Effective October 2, 2023	10-K	97.1	02/22/2024
101	The following financial information from the Annual Report on Form 10-K of FTI Consulting, Inc. for the year ended December 31, 2025, included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.
** Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
† Management contract or compensatory plan or arrangement.
^ With certain exceptions, annexes, exhibits and schedules (or similar attachments) are not filed. FTI Consulting, Inc. will furnish supplementally a copy of any omitted annex, exhibit or schedule (or similar attachment) to the Securities and Exchange Commission upon request.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 26th day of February 2026.

FTI CONSULTING, INC.

By:	/s/ STEVEN H. GUNBY
Name:	Steven H. Gunby
Title:	Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ STEVEN H. GUNBY	Chief Executive Officer and Chairman (Principal Executive Officer)	February 26, 2026
Steven H. Gunby
/s/ PAUL LINTON	Interim Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Paul Linton
/s/ BRENDAN KEATING	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2026
Brendan Keating
/s/ MARK S. BARTLETT	Director	February 26, 2026
Mark S. Bartlett
/s/ ELSY BOGLIOLI	Director	February 26, 2026
Elsy Boglioli
/s/ CLAUDIO COSTAMAGNA	Director	February 26, 2026
Claudio Costamagna
/s/ NICHOLAS C. FANANDAKIS	Director	February 26, 2026
Nicholas C. Fanandakis
/s/ STEPHEN C. ROBINSON	Director	February 26, 2026
Stephen C. Robinson
/s/ LAUREEN E. SEEGER	Director	February 26, 2026
Laureen E. Seeger
/s/ ERIC T. STEIGERWALT	Director	February 26, 2026
Eric T. Steigerwalt
/s/ JANET H. ZELENKA	Director	February 26, 2026
Janet H. Zelenka