Form 10-Q
period 2026-03-31
FTI CONSULTING, INC
filed 2026-04-30
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2026
Common Stock, $0.01 par value	30,144,043

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$198,276	$265,091
Accounts receivable, net	1,148,084	1,037,678
Current portion of notes receivable	91,370	87,861
Prepaid expenses and other current assets	119,159	126,997
Total current assets	1,556,889	1,517,627
Property and equipment, net	166,209	169,333
Operating lease assets	193,796	201,492
Goodwill	1,239,835	1,242,777
Intangible assets, net	12,908	13,547
Notes receivable, net	245,719	250,667
Other assets	91,174	95,085
Total assets	$3,506,530	$3,490,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$254,298	$206,247
Accrued compensation	369,346	712,335
Billings in excess of services provided	53,184	56,607
Total current liabilities	676,828	975,189
Long-term debt, net	754,257	365,000
Noncurrent operating lease liabilities	214,955	224,510
Deferred income taxes	103,251	99,611
Other liabilities	95,540	92,487
Total liabilities	1,844,831	1,756,797
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 30,145 (2026) and 30,864 (2025)	301	309
Additional paid-in capital	—	354
Retained earnings	1,801,055	1,862,672
Accumulated other comprehensive loss	(139,657)	(129,604)
Total stockholders’ equity	1,661,699	1,733,731
Total liabilities and stockholders’ equity	$3,506,530	$3,490,528

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$983,345	$898,282
Operating expenses
Direct cost of revenues	676,518	608,928
Selling, general and administrative expenses	222,298	184,335
Special charges	—	25,295
Amortization of intangible assets	612	1,017
	899,428	819,575
Operating income	83,917	78,707
Other income (expense)
Interest income and other	1,074	2,842
Interest expense	(6,445)	(968)
	(5,371)	1,874
Income before income tax provision	78,546	80,581
Income tax provision	20,915	18,757
Net income	$57,631	$61,824
Earnings per common share — basic	$1.92	$1.76
Earnings per common share — diluted	$1.90	$1.74
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(10,053)	$14,574
Total other comprehensive income (loss), net of tax	(10,053)	14,574
Comprehensive income	$47,578	$76,398

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2025	30,864	$309	$354	$1,862,672	$(129,604)	$1,733,731
Net income	—	$—	$—	$57,631	$—	$57,631
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(10,053)	(10,053)
Issuance of common stock in connection with:
Exercise of options	9	—	351	—	—	351
Restricted share grants, less net settled shares of 36	59	—	(2,367)	—	—	(2,367)
Purchase and retirement of common stock, including excise tax	(787)	(8)	(128,194)	—	—	(128,202)
Share-based compensation	—	—	10,608	—	—	10,608
Reclassification of negative additional paid-in capital	—	—	119,248	(119,248)	—	—
Balance at March 31, 2026	30,145	$301	$—	$1,801,055	$(139,657)	$1,661,699

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290
Net income	—	$—	$—	$61,824	$—	$61,824
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14,574	14,574
Issuance of common stock in connection with:
Exercise of options	2	—	80	—	—	80
Restricted share grants, less net settled shares of 64	67	1	(7,208)	—	—	(7,207)
Purchase and retirement of common stock, including excise tax	(1,127)	(11)	(187,665)	—	—	(187,676)
Share-based compensation	—	—	9,753	—	—	9,753
Reclassification of negative additional paid-in capital	—	—	145,390	(145,390)	—	—
Balance at March 31, 2025	34,855	$349	$—	$2,311,287	$(161,998)	$2,149,638

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$57,631	$61,824
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	12,289	10,145
Amortization of intangible assets	612	1,017
Amortization of notes receivable	23,099	9,930
Provision for expected credit losses	7,283	7,214
Share-based compensation	10,608	9,753
Deferred income taxes	2,933	8,889
Other	232	275
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(123,341)	(74,890)
Notes receivable, net of repayments	(22,564)	(162,003)
Prepaid expenses and other assets	5,275	(4,445)
Accounts payable, accrued expenses and other	36,268	7,653
Income taxes	7,922	(30,198)
Accrued compensation	(325,018)	(310,495)
Billings in excess of services provided	(3,252)	121
Net cash used in operating activities	(310,023)	(465,210)
Investing activities
Purchases of property and equipment and other	(10,618)	(17,803)
Net cash used in investing activities	(10,618)	(17,803)
Financing activities
Borrowings under revolving line of credit	590,000	235,000
Repayments under revolving line of credit	(500,000)	(75,000)
Proceeds from issuance of term loan	300,000	—
Purchase and retirement of common stock	(126,827)	(182,641)
Share-based compensation tax withholdings	(5,954)	(11,576)
Deposits and other	1,279	1,916
Net cash provided by (used in) financing activities	258,498	(32,301)
Effect of exchange rate changes on cash and cash equivalents	(4,672)	5,942
Net decrease in cash and cash equivalents	(66,815)	(509,372)
Cash and cash equivalents, beginning of period	265,091	660,493
Cash and cash equivalents, end of period	$198,276	$151,121
Supplemental cash flow disclosures
Cash paid for interest	$4,772	$461
Cash paid for income taxes and tax credits, net of refunds	$10,059	$40,066
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$3,587	$4,369
Excise tax on purchase and retirement of common stock	$1,375	$1,526
Non-cash additions to property and equipment	$1,201	$4,843
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. The fair values of all financial instruments are estimated to be equal to their carrying values as of March 31, 2026 and December 31, 2025. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We executed a forward contract to manage the foreign currency exposure of an intercompany loan during the three months ended March 31, 2026. This contract was not designated as a hedge for financial reporting purposes, but rather as a non-hedging derivative in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging. The immaterial change in fair value of the derivative is included in “Interest income and other” on the Condensed Consolidated Statements of Comprehensive Income. We had no outstanding derivative instruments as of March 31, 2026.
2. New Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure around certain income statement expense line items. The amendments in this ASU are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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

	Three Months Ended March 31,
	2026	2025
Numerator — basic and diluted
Net income	$57,631	$61,824
Denominator
Weighted average number of common shares outstanding — basic	29,984	35,053
Effect of dilutive share-based awards and stock options	345	447
Weighted average number of common shares outstanding — diluted	30,329	35,500
Earnings per common share — basic	$1.92	$1.76
Earnings per common share — diluted	$1.90	$1.74
Antidilutive share-based awards and stock options	73	222
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $5.5 million and $10.8 million for the three months ended March 31, 2026 and 2025, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee, performance-based and contingent arrangements. As of March 31, 2026 and December 31, 2025, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $20.1 million and $27.3 million, respectively. We expect to recognize the majority of the related revenues over the next 12 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of March 31, 2026 and December 31, 2025.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of March 31, 2026 and December 31, 2025.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Accounts receivable:
Billed receivables	$823,863	$764,217
Unbilled receivables	430,574	378,115
Allowance for expected credit losses	(106,353)	(104,654)
Accounts receivable, net	$1,148,084	$1,037,678
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended March 31,
	2026	2025
Provision for expected credit losses	$7,283	$7,214
Write-offs	$6,295	$10,410
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Special Charges
There were no special charges recorded during the three months ended March 31, 2026.
During the three months ended March 31, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services.
The following table details the special charges by segment:

Three Months Ended March 31, 2025
Corporate Finance	$11,696
Forensic and Litigation Consulting (“FLC”)	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total	$25,295

7. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2025	$543,243	$215,174	$268,920	$96,887	$118,553	$1,242,777
Foreign currency translation adjustment	(848)	(630)	(159)	(30)	(1,275)	(2,942)
Balance at March 31, 2026	$542,395	$214,544	$268,761	$96,857	$117,278	$1,239,835

(1)    There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of March 31, 2026 and December 31, 2025.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $311.4 million and $312.7 million as of March 31, 2026 and December 31, 2025, respectively, and accumulated impairment losses of $194.1 million as of March 31, 2026 and December 31, 2025.
Intangible Assets
Intangible assets were as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets (1)	$24,046	$16,763	$7,283	$26,025	$18,103	$7,922
Non-amortizing intangible assets (2)	5,625	—	5,625	5,625	—	5,625
Total	$29,671	$16,763	$12,908	$31,650	$18,103	$13,547

(1)    Amortizing intangible assets primarily include customer relationships as of March 31, 2026 and December 31, 2025.
(2)    Non-amortizing intangible assets include trademarks as of March 31, 2026 and December 31, 2025.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $0.6 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively.
8. Debt
Our second amended and restated credit agreement (the “Credit Agreement”) governing our senior unsecured bank revolving credit facility (the “Revolving Credit Facility”) has a revolving line of credit limit of $900.0 million and an incremental facility allowing for increases of up to $300.0 million, plus additional amounts, subject to certain conditions, which was exercised in connection with the Incremental Term Loan (as defined below). Our Revolving Credit Facility is unsecured, based on the Company’s investment grade credit rating, with only unsecured guarantees being provided by substantially all of our wholly owned domestic subsidiaries. On March 17, 2026, we entered into an incremental amendment to our Credit Agreement (the “Incremental Amendment”) which provides for a term loan in the aggregate amount of $300.0 million (the “Incremental Term Loan”). The Incremental Term Loan matures on March 17, 2029, and requires the Company to pay customary fees and expenses.

The table below presents the components of our debt:

	March 31, 2026	December 31, 2025
Revolving Credit Facility	$455,000	$365,000
Incremental Term Loan	300,000	—
Total debt	755,000	365,000
Less: deferred debt issuance costs	743	—
Long-term debt, net (1)	$754,257	$365,000

(1)There were no current portions of long-term debt as of March 31, 2026 and December 31, 2025. The Company classified the borrowings under the Revolving Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as we have the intent and unilateral ability to refinance any borrowings on a continuous basis through the maturity of the Revolving Credit Facility on November 21, 2027.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to, in the case of: (i) U.S. dollars (“USD”), at our option, Adjusted Term Secured Overnight Financing Rate (“SOFR”) or Adjusted Daily Simple SOFR, (ii) euros, Euro Interbank Offered Rate, (iii) British pounds, Sterling Overnight Index Average Reference Rate, (iv) Australian dollars, Bank Bill Swap Reference Bid Rate, (v) Canadian dollars, Canadian Dollar Offered Rate, (vi) Swiss francs, Swiss Average Rate Overnight, and (vii) Japanese yen, Tokyo Interbank Offered Rate, in each case, plus an applicable margin that will fluctuate between 1.25% per annum and 2.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) at such time or, in the case of USD borrowings, an alternative base rate plus an applicable margin that will fluctuate between 0.25% per annum and 1.00% per annum based upon the Company’s Consolidated Total Net Leverage Ratio at such time. The alternative base rate is a fluctuating rate per annum equal to the highest of (1) the Federal Funds rate (as defined in the Credit Agreement) plus the sum of 50 basis points, (2) the rate of interest in effect for such day as the prime rate announced by Bank of America, and (3) the one-month Adjusted Term SOFR plus 100 basis points.
Under the Revolving Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.20% and 0.35% per annum and a letter of credit fee rate that fluctuates between 1.25% and 2.00% per annum, in each case, based upon the Company’s Consolidated Total Net Leverage Ratio.
The Incremental Term Loan bears interest, at the Company’s option, at either the SOFR (plus a credit spread adjustment of 0.10%) or the “base rate,” (as defined in the Incremental Amendment) in each case, plus an applicable margin (at the ranges described above) based on the Company’s Consolidated Total Net Leverage Ratio.
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	March 31, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease assets	$193,796	$201,492
Total lease assets		$193,796	$201,492
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$37,779	$37,211
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	214,955	224,510
Total lease liabilities		$252,734	$261,721

The table below summarizes total lease costs:

	Three Months Ended March 31,
Lease Cost	2026	2025
Operating lease costs	$12,836	$12,608
Variable lease costs and other	4,534	4,755
Total lease cost, net	$17,370	$17,363
The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of March 31, 2026
2026 (remaining)	$42,914
2027	53,649
2028	45,376
2029	34,853
2030	29,534
Thereafter	107,542
Total future lease payments	313,868
Less: imputed interest	(61,134)
Total	$252,734
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$14,158	$14,214

Operating lease assets obtained in exchange for lease liabilities	$2,841	$369

Weighted average remaining lease term (years)
Operating leases	7.2	7.5

Weighted average discount rate
Operating leases	5.9%	6.0%
10. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or our results of operations. During the three months ended March 31, 2025, the Company recognized gain contingencies at the conclusion of certain legal actions. These amounts are included as a gain in “Selling, general and administrative (“SG&A”) expenses” on our Condensed Consolidated Statements of Comprehensive Income.
As of March 31, 2026 and December 31, 2025, we were contingently liable under bank guarantees issued in favor of third parties that totaled $18.3 million and $17.5 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $37.2 million and $32.5 million as of March 31, 2026 and December 31, 2025, respectively. We had $18.9 million and $15.0 million available under the guarantee facilities as of March 31, 2026 and December 31, 2025, respectively. These bank guarantees are issued separately from our Revolving Credit Facility and, as a result, do not affect available borrowing capacity under our Revolving Credit Facility.

11. Share-Based Compensation
During the three months ended March 31, 2026, we granted equity awards of 38,362 restricted shares, 45,646 restricted stock units and 94,899 performance stock units under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, as amended, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of 150% of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, 4,398 shares of restricted stock and 10,053 restricted stock units were forfeited prior to the completion of the applicable vesting requirements. Additionally, 41,843 performance stock units were forfeited during the three months ended March 31, 2026, including award targets that were not achieved.
Total share-based compensation expense, net of forfeitures, is detailed in the following table:

	Three Months Ended March 31,
Income Statement Classification	2026	2025
Direct cost of revenues	$8,062	$4,717
Selling, general and administrative expenses	3,702	4,589
Total share-based compensation expense	$11,764	$9,306
12. Stockholders’ Equity
Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $500.0 million to an aggregate authorization of $2.2 billion on October 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of March 31, 2026, we had $364.9 million available under the Repurchase Program to repurchase additional shares of our common stock.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended March 31,
	2026	2025
Shares of common stock repurchased and retired	787	1,127
Average price paid per share (1)	$161.11	$165.15
Total cost (1)	$126,811	$186,127

(1)    Excludes commissions and excise tax of $1.4 million and $1.5 million incurred during the three months ended March 31, 2026 and 2025, respectively.
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
Common Stock Outstanding
Common stock outstanding was approximately 30.1 million shares and 30.9 million shares as of March 31, 2026 and December 31, 2025, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements.

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

The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Three Months Ended March 31, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$409,502	$192,878	$175,648	$102,323	$102,994	$983,345
Direct costs
Compensation expenses (1)	240,733	121,536	143,674	38,677	52,122	596,742
Other segment items (2)	21,702	5,877	11,401	30,339	10,457	79,776
	262,435	127,413	155,075	69,016	62,579	676,518
Segment gross profit	$147,067	$65,465	$20,573	$33,307	$40,415	$306,827

Three Months Ended March 31, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$343,645	$190,602	$179,861	$97,156	$87,018	$898,282
Direct costs
Compensation expenses (1)	210,418	110,878	129,105	37,131	45,479	533,011
Other segment items (2)	21,154	7,083	9,340	27,127	11,213	75,917
	231,572	117,961	138,445	64,258	56,692	608,928
Segment gross profit	$112,073	$72,641	$41,416	$32,898	$30,326	$289,354

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees and other costs. In our Technology segment, other segment items also include expenses related to software, licensing, data storage and depreciation.
The table below reconciles income before income tax provision to total segment gross profit:

	Three Months Ended March 31,
	2026	2025
Income before income tax provision	$78,546	$80,581
Add back:
Interest expense	6,445	968
Interest income and other	(1,074)	(2,842)
Amortization of intangibles	612	1,017
Special charges	—	25,295
Selling, general and administrative expenses	222,298	184,335
Total segment gross profit	$306,827	$289,354

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three months ended March 31, 2026 and 2025, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, gain or loss on sale of a business and losses on early extinguishment of debt. We define Adjusted EBITDA Margin, which is a non-GAAP financial measure, as Adjusted EBITDA as a percentage of total revenues. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. Many of our competitors use common alternative measures of operating performance. Non-GAAP financial measures are used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that our non-GAAP financial measures, considered along with corresponding GAAP financial measures, provide management and investors with useful supplemental information.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended March 31,
	2026	2025

	(dollar amounts in thousands, except per share data)
Revenues	$983,345	$898,282
Special charges (1)	$—	$25,295
Net income	$57,631	$61,824
Adjusted EBITDA	$96,818	$115,164
EPS	$1.90	$1.74
Adjusted EPS	$1.90	$2.29
Net cash used in operating activities	$(310,023)	$(465,210)
Total number of employees	8,170	8,105

(1)Excluded from non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS.
First Quarter 2026 Executive Highlights
Revenues
Revenues for the three months ended March 31, 2026 increased $85.1 million, or 9.5%, compared to the three months ended March 31, 2025. The increase in revenues was primarily due to higher revenues in our Corporate Finance, Strategic Communications and Technology segments, which was partially offset by lower revenues in our Economic Consulting segment. Excluding an estimated 2.7% positive impact from FX, revenues increased $60.8 million, or 6.8%, compared to the three months ended March 31, 2025.
Special Charges
There were no special charges recorded during the three months ended March 31, 2026.
During the three months ended March 31, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services.
Net income
Net income for the three months ended March 31, 2026 decreased $4.2 million, or 6.8%, compared to the three months ended March 31, 2025. The decrease in net income was primarily due to higher direct costs and selling, general and administrative (“SG&A”) expenses, including the impact of legal settlement gains recorded in the same quarter in the prior year which did not recur, as well as an increase in interest expense and a higher effective tax rate. These decreases were partially offset by higher revenues and the absence of special charges, compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2026 decreased $18.3 million, or 15.9%, compared to the three months ended March 31, 2025. Adjusted EBITDA Margin of 9.8% for the three months ended March 31, 2026 compared to 12.8% for the three months ended March 31, 2025. The decrease in Adjusted EBITDA was primarily due to higher direct costs and SG&A expenses, including the impact of legal settlement gains recorded in the same quarter in the prior year that did not recur, which more than offset the increase in revenues compared to the same quarter in the prior year. Adjusted EBITDA for the three months ended March 31, 2025 excludes special charges.
EPS and Adjusted EPS
EPS for the three months ended March 31, 2026 increased $0.16 to $1.90 compared to $1.74 for the three months ended March 31, 2025. The increase in EPS was primarily due to lower weighted average shares outstanding, which was partially offset by a decrease in net income as described above.

Adjusted EPS for the three months ended March 31, 2026 decreased $0.39 to $1.90 compared to $2.29 for the three months ended March 31, 2025. Adjusted EPS was equal to EPS for the three months ended March 31, 2026. Adjusted EPS for the three months ended March 31, 2025 excludes the $25.3 million in special charges, which increased Adjusted EPS by $0.55.
Liquidity and Capital Allocation
Net cash used in operating activities for the three months ended March 31, 2026 decreased $155.2 million, or 33.4%, to $310.0 million compared to $465.2 million for the three months ended March 31, 2025. The decrease in net cash used in operating activities was primarily due to a decrease in forgivable loan issuances, higher cash collections and a decrease in income tax payments, which was partially offset by an increase in compensation payments. Days sales outstanding (“DSO”) of 98 days at March 31, 2026 compared to 100 days at March 31, 2025.
Free Cash Flow was an outflow of $320.6 million and $483.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase in Free Cash Flow was primarily due to lower net cash used in operating activities, as described above.
During the three months ended March 31, 2026, we made $126.8 million in payments for common stock repurchases under the Repurchase Program.
Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the three months ended March 31, 2026.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2025	2,297	1,541	1,014	662	907	6,421	1,697	8,118
Additions (reductions), net	45	2	(14)	3	10	46	6	52
March 31, 2026	2,342	1,543	1,000	665	917	6,467	1,703	8,170
Percentage change in headcount from December 31, 2025	2.0%	0.1%	(1.4)%	0.5%	1.1%	0.7%	0.4%	0.6%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share data)
Revenues
Corporate Finance	$409,502	$343,645
FLC	192,878	190,602
Economic Consulting	175,648	179,861
Technology	102,323	97,156
Strategic Communications	102,994	87,018
Total revenues	$983,345	$898,282
Segment operating income (loss)
Corporate Finance	$85,230	$40,950
FLC	23,085	30,106
Economic Consulting	(7,331)	12,089
Technology	7,703	6,594
Strategic Communications	20,838	8,725
Total segment operating income	129,525	98,464
Unallocated corporate expenses	(45,608)	(19,757)
Operating income	83,917	78,707
Other income (expense)
Interest income and other	1,074	2,842
Interest expense	(6,445)	(968)
	(5,371)	1,874
Income before income tax provision	78,546	80,581
Income tax provision	20,915	18,757
Net income	$57,631	$61,824
Earnings per common share — basic	$1.92	$1.76
Earnings per common share — diluted	$1.90	$1.74
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income	$57,631	$61,824
Add back:
Income tax provision	20,915	18,757
Interest income and other	(1,074)	(2,842)
Interest expense	6,445	968
Depreciation of property and equipment	12,289	10,145
Amortization of intangible assets	612	1,017
Special charges	—	25,295
Adjusted EBITDA	$96,818	$115,164

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share data)
Net income	$57,631	$61,824
Add back:
Special charges	—	25,295
Tax impact of special charges	—	(5,799)
Adjusted Net Income	$57,631	$81,320
EPS	$1.90	$1.74
Add back:
Special charges	—	0.71
Tax impact of special charges	—	(0.16)
Adjusted EPS	$1.90	$2.29
Weighted average number of common shares outstanding — diluted	30,329	35,500
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(310,023)	$(465,210)
Purchases of property and equipment	(10,618)	(17,803)
Free Cash Flow	$(320,641)	$(483,013)
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $25.9 million, or 130.8%, to $45.6 million compared to $19.8 million for the three months ended March 31, 2025, primarily due to a legal settlement gain recorded during the three months ended March 31, 2025, and an increase in legal expenses during the three months ended March 31, 2026.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.8 million to $1.1 million for the three months ended March 31, 2026 compared to $2.8 million for the three months ended March 31, 2025, primarily due to a $3.1 million decrease in interest income, which was partially offset by a $1.3 million positive impact from FX remeasurement. There was no FX remeasurement gain or loss during the three months ended March 31, 2026 as compared to a $1.3 million FX loss during the same quarter in the prior year.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $5.5 million to $6.4 million for the three months ended March 31, 2026 compared to $1.0 million for the three months ended March 31, 2025, primarily due to higher borrowings on our senior unsecured bank revolving credit facility (“ Revolving Credit Facility”).

Income tax provision
Our income tax provision increased $2.2 million, or 11.5%, to $20.9 million for the three months ended March 31, 2026 compared to $18.8 million for the three months ended March 31, 2025. Our effective tax rate of 26.6% for the three months ended March 31, 2026 compared to 23.3% for the three months ended March 31, 2025. The increase in the income tax provision was primarily due to a less favorable tax benefit related to share-based compensation, as fewer shares vested during the period, and an increase in the valuation allowance recorded against current period losses as compared to the three months ended March 31, 2025.
SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following tables reconcile Segment Operating Income (Loss) to Adjusted Segment EBITDA for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$57,631
Interest income and other							(1,074)
Interest expense							6,445
Income tax provision							20,915
Operating income (loss)	$85,230	$23,085	$(7,331)	$7,703	$20,838	$(45,608)	$83,917
Depreciation of property and equipment	3,105	1,950	1,449	4,130	984	671	12,289
Amortization of intangible assets	315	229	—	—	68	—	612
Adjusted EBITDA	$88,650	$25,264	$(5,882)	$11,833	$21,890	$(44,937)	$96,818

Three Months Ended March 31, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$61,824
Interest income and other							(2,842)
Interest expense							968
Income tax provision							18,757
Operating income	$40,950	$30,106	$12,089	$6,594	$8,725	$(19,757)	$78,707
Depreciation of property and equipment	2,582	1,713	1,359	3,070	841	580	10,145
Amortization of intangible assets	719	229	—	—	69	—	1,017
Special charges	11,696	5,475	983	1,928	3,268	1,945	25,295
Adjusted EBITDA	$55,947	$37,523	$14,431	$11,592	$12,903	$(17,232)	$115,164

Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income	$57,631	$61,824
Add back:
Income tax provision	20,915	18,757
Interest income and other	(1,074)	(2,842)
Interest expense	6,445	968
Unallocated corporate expenses	45,608	19,757
Total segment operating income	129,525	98,464
Add back:
Segment depreciation expense	11,618	9,565
Amortization of intangible assets	612	1,017
Segment special charges	—	23,350
Total Adjusted Segment EBITDA	$141,755	$132,396

Other Segment Operating Data

	Three Months Ended March 31,
	2026	2025
Number of billable professionals (at period end):
Corporate Finance	2,342	2,249
FLC	1,543	1,509
Economic Consulting	1,000	1,019
Technology (1)	665	681
Strategic Communications	917	937
Total billable professionals	6,467	6,395
Utilization rates of billable professionals: (2)
Corporate Finance	62%	57%
FLC	57%	59%
Economic Consulting	61%	62%
Average billable rate per hour: (3)
Corporate Finance	$545	$493
FLC	$451	$430
Economic Consulting	$577	$541

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 1,233 and 639 as-needed employees during the three months ended March 31, 2026 and 2025, respectively.
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

CORPORATE FINANCE

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands, except rate per hour)
Revenues	$409,502	$343,645
Percentage change in revenues from prior year	19.2%	-6.1%
Operating expenses
Direct cost of revenues	262,435	231,572
Selling, general and administrative expenses	61,522	58,708
Special charges	—	11,696
Amortization of intangible assets	315	719
	324,272	302,695
Segment operating income	85,230	40,950
Percentage change in segment operating income from prior year	108.1%	-43.1%
Add back:
Depreciation and amortization of intangible assets	3,420	3,301
Special charges	—	11,696
Adjusted Segment EBITDA	$88,650	$55,947
Gross profit (1)	$147,067	$112,073
Percentage change in gross profit from prior year	31.2%	-12.3%
Gross profit margin (2)	35.9%	32.6%
Adjusted Segment EBITDA as a percentage of revenues	21.6%	16.3%
Number of billable professionals (at period end)	2,342	2,249
Percentage change in number of billable professionals from prior year	4.1%	2.9%
Utilization rate of billable professionals	62%	57%
Average billable rate per hour	$545	$493

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues increased $65.9 million, or 19.2%, to $409.5 million for the three months ended March 31, 2026, primarily due to higher demand and realized bill rates for our turnaround & restructuring, transactions and transformation services. Excluding an estimated 2.5% positive impact from FX, revenues increased $57.4 million, or 16.7%.
Gross profit increased $35.0 million, or 31.2%, to $147.1 million for the three months ended March 31, 2026. Gross profit margin increased 3.3 percentage points for the three months ended March 31, 2026. The increase in gross profit margin was primarily due to a 5 percentage point increase in utilization and higher realized bill rates.
SG&A expenses increased $2.8 million, or 4.8%, to $61.5 million for the three months ended March 31, 2026, primarily due to higher outside services, travel and entertainment and compensation expenses, which was partially offset by lower bad debt expenses. The increase in SG&A expenses included an estimated 2.8% negative impact from FX. SG&A expenses of 15.0% of revenues for the three months ended March 31, 2026 compared to 17.1% of revenues for the three months ended March 31, 2025.

FORENSIC AND LITIGATION CONSULTING

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands, except rate per hour)
Revenues	$192,878	$190,602
Percentage change in revenues from prior year	1.2%	8.3%
Operating expenses
Direct cost of revenues	127,413	117,961
Selling, general and administrative expenses	42,151	36,831
Special charges	—	5,475
Amortization of intangible assets	229	229
	169,793	160,496
Segment operating income	23,085	30,106
Percentage change in segment operating income from prior year	-23.3%	-5.8%
Add back:
Depreciation and amortization of intangible assets	2,179	1,942
Special charges	—	5,475
Adjusted Segment EBITDA	$25,264	$37,523
Gross profit (1)	$65,465	$72,641
Percentage change in gross profit from prior year	-9.9%	14.1%
Gross profit margin (2)	33.9%	38.1%
Adjusted Segment EBITDA as a percentage of revenues	13.1%	19.7%
Number of billable professionals (at period end)	1,543	1,509
Percentage change in number of billable professionals from prior year	2.3%	3.1%
Utilization rate of billable professionals	57%	59%
Average billable rate per hour	$451	$430

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
    Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues increased $2.3 million, or 1.2%, to $192.9 million for the three months ended March 31, 2026, primarily due to higher realized bill rates for our risk & investigations and construction solutions services, which was partially offset by lower demand for our dispute advisory services. Excluding an estimated 2.1% positive impact from FX, revenues decreased $1.7 million, or 0.9%.
Gross profit decreased $7.2 million, or 9.9%, to $65.5 million for the three months ended March 31, 2026. Gross profit margin decreased 4.2 percentage points for the three months ended March 31, 2026. The decrease in gross profit margin was primarily due to a 2 percentage point decrease in utilization, which was partially offset by higher realized bill rates.
SG&A expenses increased $5.3 million, or 14.4%, to $42.2 million for the three months ended March 31, 2026, primarily due to higher hiring-related, bad debt, and travel and entertainment expenses. The increase in SG&A expenses included an estimated 2.1% negative impact from FX. SG&A expenses were 21.9% of revenues for the three months ended March 31, 2026 compared to 19.3% of revenues for the three months ended March 31, 2025.

ECONOMIC CONSULTING

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands, except rate per hour)
Revenues	$175,648	$179,861
Percentage change in revenues from prior year	-2.3%	-12.1%
Operating expenses
Direct cost of revenues	155,075	138,445
Selling, general and administrative expenses	27,904	28,344
Special charges	—	983
	182,979	167,772
Segment operating income (loss)	(7,331)	12,089
Percentage change in segment operating income (loss) from prior year	-160.6%	-6.0%
Add back:
Depreciation of property and equipment	1,449	1,359
Special charges	—	983
Adjusted Segment EBITDA	$(5,882)	$14,431
Gross profit (1)	$20,573	$41,416
Percentage change in gross profit from prior year	-50.3%	-8.2%
Gross profit margin (2)	11.7%	23.0%
Adjusted Segment EBITDA as a percentage of revenues	-3.3%	8.0%
Number of billable professionals (at period end)	1,000	1,019
Percentage change in number of billable professionals from prior year	-1.9%	-6.6%
Utilization rate of billable professionals	61%	62%
Average billable rate per hour	$577	$541

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues decreased $4.2 million, or 2.3%, to $175.6 million for the three months ended March 31, 2026, primarily due to lower demand for our non-M&A-related antitrust services, which was partially offset by higher demand for our financial economics and M&A-related antitrust services, and higher realized bill rates. Excluding an estimated 3.4% positive impact from FX, revenues decreased $10.3 million, or 5.7%.
Gross profit decreased $20.8 million, or 50.3%, to $20.6 million for the three months ended March 31, 2026. Gross profit margin decreased 11.3 percentage points for the three months ended March 31, 2026. The decrease in gross profit margin was primarily due to higher forgivable loan amortization, variable compensation and outside consultant expenses as a percentage of revenues, which was partially offset by higher realized bill rates.
SG&A expenses decreased $0.4 million, or 1.6%, to $27.9 million for the three months ended March 31, 2026, which included an estimated 3.9% negative impact from FX. SG&A expenses were 15.9% of revenues for the three months ended March 31, 2026 compared to 15.8% of revenues for the three months ended March 31, 2025.

TECHNOLOGY

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenues	$102,323	$97,156
Percentage change in revenues from prior year	5.3%	-3.5%
Operating expenses
Direct cost of revenues	69,016	64,258
Selling, general and administrative expenses	25,604	24,376
Special charges	—	1,928
	94,620	90,562
Segment operating income	7,703	6,594
Percentage change in segment operating income from prior year	16.8%	-39.7%
Add back:
Depreciation of property and equipment	4,130	3,070
Special charges	—	1,928
Adjusted Segment EBITDA	$11,833	$11,592
Gross profit (1)	$33,307	$32,898
Percentage change in gross profit from prior year	1.2%	-10.2%
Gross profit margin (2)	32.6%	33.9%
Adjusted Segment EBITDA as a percentage of revenues	11.6%	11.9%
Number of billable professionals (at period end) (3)	665	681
Percentage change in number of billable professionals from prior year	-2.3%	5.4%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues increased $5.2 million, or 5.3%, to $102.3 million for the three months ended March 31, 2026, primarily due to higher demand for our litigation and information governance, privacy & security services, which was partially offset by lower demand for our investigations and M&A-related “second request” services. Excluding an estimated 2.5% positive impact from FX, revenues increased $2.7 million, or 2.8%.
Gross profit increased $0.4 million, or 1.2%, to $33.3 million for the three months ended March 31, 2026. Gross profit margin decreased 1.3 percentage points for the three months ended March 31, 2026. The decrease in gross profit margin was primarily due to lower profitability of our hosting and processing services, which was partially offset by higher profitability of our consulting and review services.
SG&A expenses increased $1.2 million, or 5.0%, to $25.6 million for the three months ended March 31, 2026, primarily due to higher bad debt expenses. The increase in SG&A expenses included an estimated 2.3% negative impact from FX. SG&A expenses of 25.0% of revenues for the three months ended March 31, 2026 compared to 25.1% of revenues for the three months ended March 31, 2025.

STRATEGIC COMMUNICATIONS

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenues	$102,994	$87,018
Percentage change in revenues from prior year	18.4%	7.2%
Operating expenses
Direct cost of revenues	62,579	56,692
Selling, general and administrative expenses	19,509	18,264
Special charges	—	3,268
Amortization of intangible assets	68	69
	82,156	78,293
Segment operating income	20,838	8,725
Percentage change in segment operating income from prior year	138.8%	-24.0%
Add back:
Depreciation and amortization of intangible assets	1,052	910
Special charges	—	3,268
Adjusted Segment EBITDA	$21,890	$12,903
Gross profit (1)	$40,415	$30,326
Percentage change in gross profit from prior year	33.3%	3.6%
Gross profit margin (2)	39.2%	34.9%
Adjusted Segment EBITDA as a percentage of revenues	21.3%	14.8%
Number of billable professionals (at period end)	917	937
Percentage change in number of billable professionals from prior year	-2.1%	-4.5%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues increased $16.0 million, or 18.4%, to $103.0 million for the three months ended March 31, 2026, primarily due to higher demand for our corporate reputation, public affairs and financial communications services. Excluding an estimated 3.9% positive impact from FX, revenues increased $12.6 million, or 14.5%.
Gross profit increased $10.1 million, or 33.3%, to $40.4 million for the three months ended March 31, 2026. Gross profit margin increased 4.4 percentage points for the three months ended March 31, 2026. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues.
SG&A expenses increased $1.2 million, or 6.8%, to $19.5 million for the three months ended March 31, 2026, primarily due to higher rent and occupancy, marketing and compensation expenses. The increase in SG&A expenses included an estimated 4.6% negative impact from FX. SG&A expenses of 18.9% of revenues for the three months ended March 31, 2026 compared to 21.0% of revenues for the three months ended March 31, 2025.

CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We evaluate our estimates, including those related to revenues, goodwill and intangible assets, income taxes and contingencies, on an ongoing basis. Our estimates are based on current facts and circumstances, historical experience and various other assumptions that we believe are reasonable, which form the basis for making judgments about the values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that reflect our more significant judgments, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Goodwill and Intangible Assets
•Income Taxes
There were no material changes to our critical accounting estimates from the information provided in “Critical Accounting Estimates” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025, or from the information provided in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2025.
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our annual cash flows from operations generally exceed our cash needs for capital expenditures and debt service requirements. We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. We believe that our cash flows from operations, supplemented by borrowings under our Revolving Credit Facility, as necessary, and our $300.0 million term loan under our Revolving Credit Facility ("Incremental Term Loan"), will provide adequate cash to fund our cash needs for at least the next 12 months.
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
Uncertainties and Trends Affecting Liquidity
Our conclusion that we will be able to fund our cash requirements for at least the next 12 months by using existing capital resources and cash generated from operations does not take into account events beyond our control that could result in a material adverse impact on our business, the impact of any future acquisitions or unexpected significant changes in the number of employees or other unanticipated uses of cash. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if events such as economic, political and workforce disruptions arise, including any impact of future public health crises, or economic, political or business conditions change from those currently prevailing or from those now anticipated, or if unexpected circumstances or other events beyond our control arise that may have a material adverse effect on the cash flow or profitability of our business, including material negative changes in the health and welfare of our employees or those of our clients, and the operating performance or financial results of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding and could require us to borrow under our Revolving Credit Facility or raise additional debt or equity funding to meet those needs. Our ability to borrow or raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Any new debt funding, if available, may be on terms less favorable to us than our Revolving Credit Facility, including the Incremental Term Loan thereunder. See “Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025.
Cash Flows

	Three Months Ended March 31,
	2026	2025

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(310,023)	$(465,210)
Net cash used in investing activities	$(10,618)	$(17,803)
Net cash provided by (used in) financing activities	$258,498	$(32,301)
Effect of exchange rate changes on cash and cash equivalents	$(4,672)	$5,942
DSO (1)	98	100

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing accounts receivable, net reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net cash used in operating activities decreased $155.2 million, or 33.4%, to $310.0 million compared to $465.2 million for the three months ended March 31, 2025. The decrease in net cash used in operating activities was primarily due to a decrease in forgivable loan issuances, higher cash collections and a decrease in income tax payments, which was partially offset by an increase in compensation payments. DSO was 98 and 100 days as of March 31, 2026 and 2025, respectively.
Net cash used in investing activities decreased $7.2 million, or 40.4%, to $10.6 million compared to $17.8 million for the three months ended March 31, 2025. The decrease in net cash used in investing activities was due to a $7.2 million decrease in capital expenditures, primarily related to lower spend on leasehold improvements and capitalized software costs, which was partially offset by higher spend on information technology equipment costs as compared to the three months ended March 31, 2025.
Net cash provided by financing activities increased $290.8 million to $258.5 million compared to net cash used in financing activities of $32.3 million for the three months ended March 31, 2025. The increase in net cash provided by financing activities was primarily due to receipt of $300.0 million in proceeds from the Incremental Term Loan and a decrease of $55.8 million in payments for common stock repurchases under the Repurchase Program, which was partially offset by a decrease in net borrowings of $70.0 million under our Revolving Credit Facility compared to the three months ended March 31, 2025.
The effect of exchange rate changes on cash and cash equivalents had an unfavorable impact of $4.7 million for the three months ended March 31, 2026 compared to a favorable impact of $5.9 million for the three months ended March 31, 2025.
Cash paid for income taxes and tax credits, net of tax refunds, included $16.8 million of payments for the purchase of tax credits during the three months ended March 31, 2025.

Principal Sources of Capital Resources
As of March 31, 2026, our capital resources included $198.3 million of cash and cash equivalents and available borrowing capacity of $445.0 million under the revolving line of credit under our Revolving Credit Facility. The $900.0 million revolving line of credit under our Revolving Credit Facility includes a $125.0 million sublimit for borrowings in currencies other than USD, including the euro, British pound, Australian dollar, Canadian dollar, Swiss franc and Japanese yen.
On March 17, 2026, we entered into an incremental amendment to our Credit Agreement which provides for our Incremental Term Loan in the aggregate amount of $300.0 million. The Incremental Term Loan matures on March 17, 2029, and requires the Company to pay customary fees and expenses.
The availability of borrowings, as well as issuances and extensions of letters of credit under our Revolving Credit Facility, are subject to specified conditions. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of variable interest rates and guarantees under the Revolving Credit Facility and Incremental Term Loan.
The second amended and restated credit agreement entered into on November 21, 2022 (as amended, the “Credit Agreement”) governing the Revolving Credit Facility and our other indebtedness outstanding from time to time contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; guarantee obligations of other entities or our foreign subsidiaries; enter into hedging agreements; enter into transactions with affiliates or related persons; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $300.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of March 31, 2026, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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
Capital Expenditures
During the three months ended March 31, 2026, we spent $10.6 million in capital expenditures to support our organization. For the remainder of 2026, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $34 million and $42 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any expenditures that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete acquisitions.

Share Repurchase Program
During the three months ended March 31, 2026, we made $126.8 million in payments, including commissions, for common stock repurchases under the Repurchase Program. We had $364.9 million remaining under the Repurchase Program to repurchase additional shares as of March 31, 2026.
Future Contractual Obligations
Our future contractual obligations as of March 31, 2026 include long-term obligations of $755.0 million related to outstanding borrowings under our Revolving Credit Facility and Incremental Term Loan. For more information on our Revolving Credit Facility and Incremental Term Loan, refer to Note 8, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have current obligations of $37.8 million and non-current obligations of $215.0 million as of March 31, 2026.
The above amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we were contingently liable under bank guarantees issued in favor of third parties that totaled $18.3 million and $17.5 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $37.2 million and $32.5 million as of March 31, 2026 and December 31, 2025, respectively. We had $18.9 million and $15.0 million available under the guarantee facilities as of March 31, 2026 and December 31, 2025, respectively. These bank guarantees are issued separately from our Revolving Credit Facility and, as a result, do not affect available borrowing capacity under our Revolving Credit Facility.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including among other things, statements about future events, anticipated growth, industry prospects, business trends, our future results of operations and financial position, business strategy and plans, future revenues or performance, financing needs, and objectives of management for future operations, are forward-looking statements. Forward-looking statements often contain words such as “may,” “might,” “will,” “should,” “could,” “would,” “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “commits,” “aspires,” “forecasts,” “future,” “goal,” “seeks” and variations of such words or similar expressions.
There are a number of risks, uncertainties and other factors that could cause our actual results or outcomes, and the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied by this Quarterly Report on Form 10-Q. Although we believe that the expectations and assumptions reflected in these forward-looking statements are reasonable, we can provide no assurance that these expectations and assumptions will prove to be correct. Forward-looking statements relate to future events, results and outcomes and are inherently uncertain. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results or outcomes to differ materially from those contained in any forward-looking statements. Important factors that could cause our actual results or outcomes, and the timing of our results and outcomes, to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in other information that we file with the SEC from time to time, and include, but are not limited to, the following:
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
•general economic factors, industry trends, restructuring and bankruptcy rates, legal or regulatory requirements, capital market conditions, merger and acquisition activity, major litigation activity, geopolitical disruptions, including wars and other conflicts, and other events outside of our control;
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
•our climate change and sustainability and corporate responsibility-related initiatives and goals, including our policies and practices relating to the environment and climate change, sustainability, and inclusion, if they do not meet or keep pace with current or evolving governmental, investor or other stakeholder or media (including social media) expectations and standards or rules and regulations; and

•fluctuations in the mix of our services and the geographic locations in which our clients are located or our services are rendered.
All forward-looking statements are presented as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included herein. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement for any reason.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our market risk exposure during the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in any risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities.
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except price per share data)
January 1 through January 31, 2026	11	(2)	$169.85	5	(5)	$490,918
February 1 through February 28, 2026	692	(3)	$160.49	680	(6)	$381,773
March 1 through March 31, 2026	120	(4)	$165.34	102	(7)	$364,929
	823			787

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $500.0 million to an aggregate authorization of $2.2 billion on October 21, 2025. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended March 31, 2026, we repurchased an aggregate of 787,098 shares of our common stock under the Repurchase Program at an average price of $161.11 per share for a total cost of approximately $126.8 million.
(2)Includes 6,204 shares of common stock withheld to cover payroll tax withholdings.
(3)Includes 11,902 shares of common stock withheld to cover payroll tax withholdings.
(4)Includes 17,763 shares of common stock withheld to cover payroll tax withholdings.
(5)During the month ended January 31, 2026, we repurchased and retired 4,957 shares of common stock, at an average price per share of $169.02, for an aggregate cost of $0.8 million.
(6)During the month ended February 28, 2026, we repurchased and retired 679,842 shares of common stock, at an average price per share of $160.52, for an aggregate cost of $109.1 million.

(7)During the month ended March 31, 2026, we repurchased and retired 102,299 shares of common stock, at an average price per share of $164.64, for an aggregate cost of $16.8 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.	EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of FTI Consulting, Inc., as Amended and Restated	8-K	99.2	05/23/2003
3.2	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc.	8-K	3.1	06/02/2011
3.3	Bylaws of FTI Consulting, Inc., as Amended and Restated Adopted February 21, 2023	8-K	3.1	02/21/2023
10.1†+	Offer of Employment Agreement, executed March 3, 2026, by and between FTI Consulting, Inc. and Eun Angela Nam	8-K	10.1	03/09/2026
10.2	Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of March 17, 2026, by and among FTI Consulting, Inc., the Subsidiaries of the Company party thereto, as Guarantors, the 2026 Incremental Term Lenders party thereto and Bank of America, N.A., as administrative agent	8-K	10.1	03/18/2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1**	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

† Management contract or compensatory plan or arrangement.
+ Certain personal information has been redacted from this exhibit because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.
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
Date: April 30, 2026

FTI CONSULTING, INC.

By:	/s/ BRENDAN J. KEATING
Brendan J. Keating
Chief Accounting Officer and Controller
(principal accounting officer)