Form 10-Q
period 2026-06-30
FTI CONSULTING, INC
filed 2026-07-30
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2026
Common Stock, $0.01 par value	27,611,575

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$163,747	$265,091
Accounts receivable, net	1,158,395	1,037,678
Current portion of notes receivable	93,867	87,861
Prepaid expenses and other current assets	170,660	126,997
Total current assets	1,586,669	1,517,627
Property and equipment, net	163,781	169,333
Operating lease assets	190,444	201,492
Goodwill	1,239,753	1,242,777
Intangible assets, net	12,376	13,547
Notes receivable, net	241,628	250,667
Other assets	100,074	95,085
Total assets	$3,534,725	$3,490,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$219,316	$206,247
Accrued compensation	505,269	712,335
Billings in excess of services provided	57,802	56,607
Total current liabilities	782,387	975,189
Long-term debt, net	1,019,320	365,000
Noncurrent operating lease liabilities	208,661	224,510
Deferred income taxes	98,913	99,611
Other liabilities	91,494	92,487
Total liabilities	2,200,775	1,756,797
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding 27,711 (2026) and 30,864 (2025)	277	309
Additional paid-in capital	—	354
Retained earnings	1,473,529	1,862,672
Accumulated other comprehensive loss	(139,856)	(129,604)
Total stockholders’ equity	1,333,950	1,733,731
Total liabilities and stockholders’ equity	$3,534,725	$3,490,528

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$993,464	$943,662	$1,976,809	$1,841,944
Operating expenses
Direct cost of revenues	677,191	641,141	1,353,709	1,250,069
Selling, general and administrative expenses	230,713	202,204	453,011	386,539
Special charges	—	—	—	25,295
Amortization of intangible assets	539	1,053	1,151	2,070
	908,443	844,398	1,807,871	1,663,973
Operating income	85,021	99,264	168,938	177,971
Other income (expense)
Interest income and other	(401)	(2,068)	673	774
Interest expense	(11,630)	(5,257)	(18,075)	(6,225)
	(12,031)	(7,325)	(17,402)	(5,451)
Income before income tax provision	72,990	91,939	151,536	172,520
Income tax provision	15,180	20,241	36,095	38,998
Net income	$57,810	$71,698	$115,441	$133,522
Earnings per common share — basic	$2.01	$2.16	$3.93	$3.91
Earnings per common share — diluted	$1.99	$2.13	$3.89	$3.87
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(199)	$33,773	$(10,252)	$48,347
Total other comprehensive income (loss), net of tax	(199)	33,773	(10,252)	48,347
Comprehensive income	$57,611	$105,471	$105,189	$181,869

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2025	30,864	$309	$354	$1,862,672	$(129,604)	$1,733,731
Net income	—	$—	$—	$57,631	$—	$57,631
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(10,053)	(10,053)
Issuance of common stock in connection with:
Exercise of options	9	—	351	—	—	351
Restricted share grants, less net settled shares of 36	59	—	(2,367)	—	—	(2,367)
Purchase and retirement of common stock, including excise tax	(787)	(8)	(128,194)	—	—	(128,202)
Share-based compensation	—	—	10,608	—	—	10,608
Reclassification of negative additional paid-in capital	—	—	119,248	(119,248)	—	—
Balance at March 31, 2026	30,145	$301	$—	$1,801,055	$(139,657)	$1,661,699
Net income	—	$—	$—	$57,810	$—	$57,810
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(199)	(199)
Issuance of common stock in connection with:
Exercise of options	2	—	100	—	—	100
Restricted share grants, less net settled shares of 14	155	2	(2,152)	—	—	(2,150)
Purchase and retirement of common stock, including excise tax	(2,591)	(26)	(394,727)	—	—	(394,753)
Share-based compensation	—	—	11,443	—	—	11,443
Reclassification of negative additional paid-in capital	—	—	385,336	(385,336)	—	—
Balance at June 30, 2026	27,711	$277	$—	$1,473,529	$(139,856)	$1,333,950

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290
Net income	—	$—	$—	$61,824	$—	$61,824
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14,574	14,574
Issuance of common stock in connection with:
Exercise of options	2	—	80	—	—	80
Restricted share grants, less net settled shares of 64	67	1	(7,208)	—	—	(7,207)
Purchase and retirement of common stock, including excise tax	(1,127)	(11)	(187,665)	—	—	(187,676)
Share-based compensation	—	—	9,753	—	—	9,753
Reclassification of negative additional paid-in capital	—	—	145,390	(145,390)	—	—
Balance at March 31, 2025	34,855	$349	$—	$2,311,287	$(161,998)	$2,149,638
Net income	—	$—	$—	$71,698	$—	$71,698
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	33,773	33,773
Issuance of common stock in connection with:
Exercise of options	18	—	697	—	—	697
Restricted share grants, less net settled shares of 32	46	—	(7,603)	—	—	(7,603)
Purchase and retirement of common stock, including excise tax	(2,192)	(22)	(358,218)	—	—	(358,240)
Share-based compensation	—	—	9,918	—	—	9,918
Reclassification of negative additional paid-in capital	—	—	355,206	(355,206)	—	—
Balance at June 30, 2025	32,727	$327	$—	$2,027,779	$(128,225)	$1,899,881

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$115,441	$133,522
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	24,568	21,468
Amortization of intangible assets	1,151	2,070
Amortization of notes receivable	46,039	30,445
Amortization of tax equity investment	16,881	—
Provision for expected credit losses	14,111	11,909
Share-based compensation	22,051	19,671
Deferred income taxes	4,976	17,506
Other	1,677	159
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, billed and unbilled	(141,633)	(91,734)
Notes receivable, net of repayments	(44,010)	(234,081)
Prepaid expenses and other assets	(6,579)	(13,224)
Accounts payable, accrued expenses and other	(2,488)	(11,623)
Income taxes	(14,256)	(84,105)
Accrued compensation	(197,047)	(204,284)
Billings in excess of services provided	1,389	(7,216)
Net cash used in operating activities	(157,729)	(409,517)
Investing activities
Purchases of property and equipment and other	(21,885)	(35,228)
Payment for tax equity investment	(42,101)	—
Net cash used in investing activities	(63,986)	(35,228)
Financing activities
Borrowings under revolving line of credit	1,085,000	745,000
Repayments under revolving line of credit	(730,000)	(275,000)
Proceeds from issuance of term loan	300,000	—
Payments of debt issuance costs	(5,401)	—
Purchase and retirement of common stock, including excise tax	(520,037)	(536,678)
Share-based compensation tax withholdings	(8,103)	(16,880)
Deposits and other	3,053	(636)
Net cash provided by (used in) financing activities	124,512	(84,194)
Effect of exchange rate changes on cash and cash equivalents	(4,141)	21,277
Net decrease in cash and cash equivalents	(101,344)	(507,662)
Cash and cash equivalents, beginning of period	265,091	660,493
Cash and cash equivalents, end of period	$163,747	$152,831
Supplemental cash flow disclosures
Cash paid for interest	$16,924	$1,876
Cash paid for income taxes and tax credits, net of refunds	$28,494	$105,598
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$3,587	$2,069
Excise tax on purchase and retirement of common stock	$5,224	$4,830
Non-cash additions to property and equipment	$307	$3,024
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. The fair values of all financial instruments are estimated to be equal to their carrying values as of June 30, 2026 and December 31, 2025. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We entered into a tax equity investment (“TEI”) during the three months ended June 30, 2026. The TEI is structured through limited liability companies that invest in clean energy projects that are eligible to receive energy tax credits. We elected to use the proportional amortization method (“PAM”) for the TEI. Under PAM, an investment is amortized in proportion to the allocation of tax benefits received in each period, and tax benefit amounts, net of amortization expense, are presented within “Income tax provision” on our Condensed Consolidated Statements of Comprehensive Income.
We executed forward contracts to manage the foreign currency exposure of intercompany loans during the three and six months ended June 30, 2026. The contracts were not designated as hedges for financial reporting purposes, but rather as non-hedging derivatives in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging. The fair value of our outstanding derivative is included in “Accounts payable, accrued expenses and other” on the Condensed Consolidated Balance Sheets and the change in fair value of the derivatives is included in “Interest income and other” on the Condensed Consolidated Statements of Comprehensive Income. The impact of the forward contracts was not material to our Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator — basic and diluted
Net income	$57,810	$71,698	$115,441	$133,522
Denominator
Weighted average number of common shares outstanding — basic	28,739	33,261	29,358	34,152
Effect of dilutive share-based awards and stock options	299	330	322	389
Weighted average number of common shares outstanding — diluted	29,038	33,591	29,680	34,541
Earnings per common share — basic	$2.01	$2.16	$3.93	$3.91
Earnings per common share — diluted	$1.99	$2.13	$3.89	$3.87
Antidilutive share-based awards	86	260	80	241
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $15.1 million and $14.8 million for the three and six months ended June 30, 2026, respectively, and $13.5 million and $15.9 million for the three and six months ended June 30, 2025, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee, performance-based and contingent arrangements. As of June 30, 2026 and December 31, 2025, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $16.1 million and $27.3 million, respectively. We expect to recognize the majority of the related revenues over the next 12 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of June 30, 2026 and December 31, 2025.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of June 30, 2026 and December 31, 2025.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Accounts receivable:
Billed receivables	$808,653	$764,217
Unbilled receivables	457,653	378,115
Allowance for expected credit losses	(107,911)	(104,654)
Accounts receivable, net	$1,158,395	$1,037,678
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for expected credit losses	$6,827	$4,695	$14,111	$11,909
Write-offs	$5,709	$3,636	$12,004	$14,047
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivables are written off when the potential for recovery is considered remote.
6. Special Charges
There were no special charges recorded during the three and six months ended June 30, 2026.
During the six months ended June 30, 2025, we recorded special charges of $25.3 million related to targeted headcount reductions in each segment and region where we realigned our workforce with current business demand for our consulting services.
The following table details the special charges by segment:

Six Months Ended June 30, 2025
Corporate Finance	$11,696
Forensic and Litigation Consulting (“FLC”)	5,475
Economic Consulting	983
Technology	1,928
Strategic Communications	3,268
Segment special charges	23,350
Unallocated Corporate	1,945
Total	$25,295

7. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2025	$543,243	$215,174	$268,920	$96,887	$118,553	$1,242,777
Foreign currency translation adjustment	(1,021)	(647)	(174)	(29)	(1,153)	(3,024)
Balance at June 30, 2026	$542,222	$214,527	$268,746	$96,858	$117,400	$1,239,753

(1)    There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of June 30, 2026 and December 31, 2025.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $311.5 million and $312.7 million as of June 30, 2026 and December 31, 2025, respectively, and accumulated impairment losses of $194.1 million as of June 30, 2026 and December 31, 2025.
Intangible Assets
Intangible assets were as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets (1)	$21,761	$15,010	$6,751	$26,025	$18,103	$7,922
Non-amortizing intangible assets (2)	5,625	—	5,625	5,625	—	5,625
Total	$27,386	$15,010	$12,376	$31,650	$18,103	$13,547

(1)    Amortizing intangible assets primarily include customer relationships as of June 30, 2026 and December 31, 2025.
(2)    Non-amortizing intangible assets include trademarks as of June 30, 2026 and December 31, 2025.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $0.5 million and $1.2 million during the three and six months ended June 30, 2026, respectively, and $1.1 million and $2.1 million during the three and six months ended June 30, 2025, respectively.
8. Debt
On June 30, 2026, we entered into a third amended and restated credit agreement (as amended and restated, the “Credit Agreement”) governing our senior unsecured bank revolving credit facility (the “Revolving Credit Facility”) and our Incremental Term Loan (as defined below), to, among other things, (i) extend the maturity date of the Revolving Credit Facility to June 30, 2031, (ii) increase the revolving line of credit limit from $900.0 million to up to $1.5 billion, with the existing $300.0 million Incremental Term Loan remaining outstanding under the Credit Agreement, and (iii) permit the Company to incur incremental facilities in an aggregate amount of up to (a) the greater of $500.0 million and 100% of consolidated EBITDA, plus (b) an unlimited amount, subject to certain conditions. Our Revolving Credit Facility is unsecured, based on the Company’s investment grade credit rating from S&P Global, with only unsecured guarantees being provided by certain of our material wholly-owned domestic subsidiaries.
On March 17, 2026, we entered into an incremental amendment to our second amended and restated credit agreement (the “Incremental Amendment”) which provides for a term loan in the aggregate amount of $300.0 million (the “Incremental Term Loan”). The Incremental Term Loan matures on March 17, 2029, and requires the Company to pay customary fees and expenses.
We incurred $4.6 million and $5.4 million of debt issuance costs during the three and six months ended June 30, 2026, respectively, associated with the amendment and restatement of the Credit Agreement and the Incremental Amendment.

The table below presents the components of our debt:

	June 30, 2026	December 31, 2025
Revolving Credit Facility	$720,000	$365,000
Incremental Term Loan	300,000	—
Total debt	1,020,000	365,000
Less: deferred debt issuance costs	680	—
Long-term debt, net (1)	$1,019,320	$365,000

(1)There were no current portions of long-term debt as of June 30, 2026 and December 31, 2025. The Company classified the borrowings under the Revolving Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as we have the intent and unilateral ability to refinance any borrowings on a continuous basis through the maturity of the Revolving Credit Facility on June 30, 2031.
Borrowings under the Revolving Credit Facility and the Incremental Term Loan bear interest, at the Company’s option, at a rate based on a term or daily Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, or a base rate plus an applicable margin. The applicable margins are variable and fluctuate between 1.00% and 1.625% per annum based upon the Company’s credit ratings (as defined in the Credit Agreement) at such time or a base rate plus an applicable margin that will fluctuate between 0.00% and 0.625% per annum based upon the Company’s credit ratings at such time. The base rate is a fluctuating rate per annum equal to the highest of (1) the Federal Funds rate (as defined in the Credit Agreement) plus 50 basis points, (2) the rate of interest in effect for such day as the prime rate announced by Bank of America, and (3) the one-month Term SOFR plus 100 basis points.
Under the Revolving Credit Facility, we are required to pay a commitment fee rate that fluctuates between 0.125% and 0.275% per annum and a letter of credit fee rate that fluctuates between 1.00% and 1.625% per annum, in each case, based upon the Company’s credit ratings.
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	June 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease assets	$190,444	$201,492
Total lease assets		$190,444	$201,492
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$39,535	$37,211
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	208,661	224,510
Total lease liabilities		$248,196	$261,721
The table below summarizes total lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2026	2025	2026	2025
Operating lease costs	$12,898	$12,968	$25,734	$25,576
Variable lease costs and other	4,229	4,200	8,762	8,956
Total lease cost, net	$17,127	$17,168	$34,496	$34,532

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of June 30, 2026
2026 (remaining)	$29,507
2027	55,683
2028	47,110
2029	36,147
2030	29,695
Thereafter	108,146
Total future lease payments	306,288
Less: imputed interest	(58,092)
Total	$248,196
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$28,292	$28,670

Operating lease assets obtained in exchange for lease liabilities	$9,010	$7,489

Weighted average remaining lease term (years)
Operating leases	7.0	7.2

Weighted average discount rate
Operating leases	5.9%	5.9%
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
As of June 30, 2026 and December 31, 2025, we were contingently liable under bank guarantees issued in favor of third parties that totaled $18.6 million and $17.5 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $40.7 million and $32.5 million as of June 30, 2026 and December 31, 2025, respectively. We had $22.1 million and $15.0 million available under the guarantee facilities as of June 30, 2026 and December 31, 2025, respectively. These bank guarantees are issued separately from our Revolving Credit Facility and, as a result, do not affect available borrowing capacity under our Revolving Credit Facility.

11. Income Taxes
We entered into a TEI of $42.1 million during the three months ended June 30, 2026. The TEI owns projects related to solar energy and produces tax credits under Section 48 and 48E of the Internal Revenue Code. The initial investment is included in “Payment for tax equity investment” on the Condensed Consolidated Statement of Cash Flows. As of June 30, 2026, the remaining unamortized balance of the investment totaled $25.2 million and was included within “Prepaid expenses and other current assets” on our Condensed Consolidated Balance Sheets.
We recognized net tax benefits of $7.1 million related to our tax equity investment during the three months ended June 30, 2026. These recognized net tax benefits were recorded within “Income tax provision” on our Condensed Consolidated Statements of Comprehensive Income. The net tax benefits include tax credits and other income tax benefits of $24.0 million, which were partially offset by amortization expense of $16.9 million during the three months ended June 30, 2026. The amortization expense is presented in “Amortization of tax equity investment” on the Condensed Consolidated Statement of Cash Flows.
12. Share-Based Compensation
We granted equity awards of 199,200 restricted shares, 120,926 restricted stock units and 117,570 performance stock units during the six months ended June 30, 2026, under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, as amended, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2026, 6,155 shares of restricted stock and 11,737 restricted stock units were forfeited prior to the completion of the applicable vesting requirements. Additionally, 42,132 performance stock units were forfeited during the six months ended June 30, 2026, including award targets that were not achieved.
Total share-based compensation expense, net of forfeitures, is detailed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2026	2025	2026	2025
Direct cost of revenues	$7,030	$6,725	$15,092	$11,442
Selling, general and administrative expenses	3,970	3,658	7,672	8,247
Total share-based compensation expense	$11,000	$10,383	$22,764	$19,689
13. Stockholders’ Equity
Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $370.0 million to an aggregate authorization of $2.6 billion on June 3, 2026. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of June 30, 2026, we had $344.0 million available under the Repurchase Program to repurchase additional shares of our common stock.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock repurchased and retired	2,591	2,192	3,378	3,319
Average price paid per share (1)	$150.84	$161.88	$153.24	$162.99
Total cost (1)	$390,853	$354,893	$517,664	$541,020

(1)    Excludes commissions and excise tax of $3.8 million and $5.2 million incurred during the three and six months ended June 30, 2026, respectively, and $3.3 million and $4.8 million for the three and six months ended June 30, 2025, respectively.
As we repurchase our common shares, we reduce stated capital on our Condensed Consolidated Balance Sheets for the $0.01 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction to additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction to retained earnings.

Common Stock Outstanding
Common stock outstanding was approximately 27.7 million shares and 30.9 million shares as of June 30, 2026 and December 31, 2025, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements. The decrease in common stock outstanding was primarily due to stock repurchases under the Repurchase Program during the six months ended June 30, 2026.
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

The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Three Months Ended June 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$411,399	$194,254	$188,812	$99,017	$99,982	$993,464
Direct costs
Compensation expenses (1)	247,199	120,840	138,755	38,698	52,758	598,250
Other segment items (2)	23,119	5,201	12,605	28,483	9,533	78,941
	270,318	126,041	151,360	67,181	62,291	677,191
Segment gross profit	$141,081	$68,213	$37,452	$31,836	$37,691	$316,273

Six Months Ended June 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$820,901	$387,132	$364,460	$201,340	$202,976	$1,976,809
Direct costs
Compensation expenses (1)	487,932	242,376	282,429	77,375	104,880	1,194,992
Other segment items (2)	44,821	11,078	24,006	58,822	19,990	158,717
	532,753	253,454	306,435	136,197	124,870	1,353,709
Segment gross profit	$288,148	$133,678	$58,025	$65,143	$78,106	$623,100

Three Months Ended June 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$379,239	$186,517	$191,657	$83,599	$102,650	$943,662
Direct costs
Compensation expenses (1)	224,942	114,485	134,904	36,519	49,538	560,388
Other segment items (2)	21,209	6,275	14,939	22,345	15,985	80,753
	246,151	120,760	149,843	58,864	65,523	641,141
Segment gross profit	$133,088	$65,757	$41,814	$24,735	$37,127	$302,521

Six Months Ended June 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$722,884	$377,119	$371,518	$180,755	$189,668	$1,841,944
Direct costs
Compensation expenses (1)	435,360	225,363	264,009	73,650	95,017	1,093,399
Other segment items (2)	42,363	13,358	24,279	49,472	27,198	156,670
	477,723	238,721	288,288	123,122	122,215	1,250,069
Segment gross profit	$245,161	$138,398	$83,230	$57,633	$67,453	$591,875

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees and other costs. In our Technology segment, other segment items also include expenses related to software, licensing, data storage and depreciation.

The table below reconciles income before income tax provision to total segment gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income tax provision	$72,990	$91,939	$151,536	$172,520
Add back:
Interest expense	11,630	5,257	18,075	6,225
Interest income and other	401	2,068	(673)	(774)
Amortization of intangibles	539	1,053	1,151	2,070
Special charges	—	—	—	25,295
Selling, general and administrative expenses	230,713	202,204	453,011	386,539
Total segment gross profit	$316,273	$302,521	$623,100	$591,875

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and six months ended June 30, 2026 and 2025, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
We define Adjusted EBITDA, which is a non-GAAP financial measure, as consolidated net income before income tax provision, other non-operating income (expense), depreciation, amortization of intangible assets, remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, gain or loss on sale of a business, losses on early extinguishment of debt and Extraordinary Litigation-Related Expenses (as defined below). We define Adjusted EBITDA Margin, which is a non-GAAP financial measure, as Adjusted EBITDA as a percentage of total revenues. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with a more complete understanding of our operating results, including underlying trends. Many of our competitors use common alternative measures of operating performance. Non-GAAP financial measures are used by investors, financial analysts, rating agencies and others to value and compare the financial performance of companies in our industry. Therefore, we also believe that our non-GAAP financial measures, considered along with corresponding GAAP financial measures, provide management and investors with useful supplemental information.
We define Adjusted Net Income and Adjusted Earnings per Diluted Share (“Adjusted EPS”), which are non-GAAP financial measures, as net income and earnings per diluted share (“EPS”), respectively, excluding the impact of remeasurement of acquisition-related contingent consideration, special charges, goodwill impairment charges, the gain or loss on sale of a business, losses on early extinguishment of debt and Extraordinary Litigation-Related Expenses (as defined below). We use Adjusted Net Income for the purpose of calculating Adjusted EPS. Management uses Adjusted EPS to assess total Company operating performance on a consistent basis. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results and GAAP financial measures, provide management and investors with useful supplemental information on our business operating results, including underlying trends.
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
“Extraordinary Litigation-Related Expenses” represent expenses related to the Company’s litigation in the case captioned FTI Consulting, Inc. et al., v. Jonathan M. Orszag et al., 8:23-cv-03200-BAH-AAQ (D.Md.) (together with ancillary proceedings, “FTI vs. Orszag, et al”). In May 2026, the United States District Court for the District of Maryland (the “Court”) allowed the Company to file a third amended complaint to an existing proceeding against Jonathan Orszag, adding Econic Partners LLC, a competitor of the Company, and Dr. Mark Israel, a former Company employee, as defendants. The third amended complaint also added additional claims, including for theft of Company trade secrets and conspiracy to unlawfully compete. This litigation was originally filed in November 2023 against Mr. Orszag, a former Company employee, to enforce the terms of his employment agreement. As a result of the Court’s allowance of the third amended complaint, in the Company’s judgment, beginning in the second quarter of 2026, FTI vs Orszag, et al became non-recurring and outside of the ordinary course of business based on the following considerations: (i) the magnitude of the proceedings, (ii) the complexity of the proceedings, (iii) the counterparties involved and (iv) the Company’s overall litigation strategy. No non-GAAP financial measures for prior periods presented have been adjusted for litigation expenses related to FTI vs. Orszag, et al because the proceedings did not become extraordinary until the second quarter of 2026.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$993,464	$943,662	$1,976,809	$1,841,944
Special charges (1)	$—	$—	$—	$25,295
Net income	$57,810	$71,698	$115,441	$133,522
Adjusted EBITDA	$104,462	$111,640	$201,280	$226,804
EPS	$1.99	$2.13	$3.89	$3.87
Adjusted EPS	$2.16	$2.13	$4.06	$4.43
Net cash provided by (used in) operating activities	$152,294	$55,693	$(157,729)	$(409,517)
Total number of employees	8,124	7,907	8,124	7,907

(1)Excluded from non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS.
Second Quarter 2026 Executive Highlights
Revenues
Revenues for the three months ended June 30, 2026 increased $49.8 million, or 5.3%, compared to the three months ended June 30, 2025, primarily due to higher revenues in our Corporate Finance, Technology and FLC segments, which was partially offset by a $9.2 million decline in pass-through revenues.
Net income
Net income for the three months ended June 30, 2026 decreased $13.9 million, or 19.4%, compared to the three months ended June 30, 2025. The decrease in net income was primarily due to higher direct costs, selling, general and administrative (“SG&A”) expenses and interest expense, which was partially offset by the increase in revenues and a lower income tax provision compared to the same quarter in the prior year.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2026 decreased $7.2 million, or 6.4%, compared to the three months ended June 30, 2025. Adjusted EBITDA Margin of 10.5% for the three months ended June 30, 2026 compared to 11.8% for the three months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily due to higher direct costs and SG&A expenses, excluding $6.6 million of Extraordinary Litigation-Related Expenses during the three months ended June 30, 2026, which was partially offset by the increase in revenues compared to the same quarter in the prior year.
EPS and Adjusted EPS
EPS for the three months ended June 30, 2026 decreased $0.14 to $1.99 compared to $2.13 for the three months ended June 30, 2025. The decrease in EPS was primarily due to the decrease in net income as described above, which was partially offset by the favorable impact of lower weighted average shares outstanding.
Adjusted EPS for the three months ended June 30, 2026 increased $0.03 to $2.16 compared to $2.13 for the three months ended June 30, 2025. Adjusted EPS for the three months ended June 30, 2026 excludes the $6.6 million of Extraordinary Litigation-Related Expenses, which increased Adjusted EPS by $0.17. Adjusted EPS was equal to EPS for the three months ended June 30, 2025.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended June 30, 2026 increased $96.6 million, or 173.5%, to $152.3 million compared to $55.7 million for the three months ended June 30, 2025. The increase in net cash provided by operating activities was primarily due to higher cash collections and decreases in forgivable loan issuances and income tax payments, which was partially offset by an increase in operating expense and compensation payments. Days sales outstanding (“DSO”) of 99 days at June 30, 2026 compared to 100 days at June 30, 2025.

Free Cash Flow was an inflow of $141.0 million and $38.3 million for the three months ended June 30, 2026 and 2025, respectively. The increase in Free Cash Flow was primarily due to higher net cash provided by operating activities, as described above.
During the three months ended June 30, 2026, we made $393.2 million in payments for common stock repurchases, including excise tax, under the Repurchase Program.
Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the six months ended June 30, 2026.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2025	2,297	1,541	1,014	662	907	6,421	1,697	8,118
Additions (reductions), net	45	2	(14)	3	10	46	6	52
March 31, 2026	2,342	1,543	1,000	665	917	6,467	1,703	8,170
Additions (reductions), net	16	(16)	(30)	(24)	(4)	(58)	12	(46)
June 30, 2026	2,358	1,527	970	641	913	6,409	1,715	8,124
Percentage change in headcount from December 31, 2025	2.7%	(0.9)%	(4.3)%	(3.2)%	0.7%	(0.2)%	1.1%	0.1%
RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$411,399	$379,239	$820,901	$722,884
FLC	194,254	186,517	387,132	377,119
Economic Consulting	188,812	191,657	364,460	371,518
Technology	99,017	83,599	201,340	180,755
Strategic Communications	99,982	102,650	202,976	189,668
Total revenues	$993,464	$943,662	$1,976,809	$1,841,944
Segment operating income
Corporate Finance	$82,475	$78,128	$167,705	$119,078
FLC	29,215	29,071	52,300	59,177
Economic Consulting	7,444	12,807	113	24,896
Technology	4,813	1,560	12,516	8,154
Strategic Communications	17,390	17,474	38,228	26,199
Total segment operating income	141,337	139,040	270,862	237,504
Unallocated corporate expenses	(56,316)	(39,776)	(101,924)	(59,533)
Operating income	85,021	99,264	168,938	177,971
Other income (expense)
Interest income and other	(401)	(2,068)	673	774
Interest expense	(11,630)	(5,257)	(18,075)	(6,225)
	(12,031)	(7,325)	(17,402)	(5,451)
Income before income tax provision	72,990	91,939	151,536	172,520
Income tax provision	15,180	20,241	36,095	38,998
Net income	$57,810	$71,698	$115,441	$133,522
Earnings per common share — basic	$2.01	$2.16	$3.93	$3.91
Earnings per common share — diluted	$1.99	$2.13	$3.89	$3.87

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$57,810	$71,698	$115,441	$133,522
Add back:
Income tax provision	15,180	20,241	36,095	38,998
Interest income and other	401	2,068	(673)	(774)
Interest expense	11,630	5,257	18,075	6,225
Depreciation of property and equipment	12,279	11,323	24,568	21,468
Amortization of intangible assets	539	1,053	1,151	2,070
Special charges	—	—	—	25,295
Extraordinary Litigation-Related Expenses (1)	6,623	—	6,623	—
Adjusted EBITDA	$104,462	$111,640	$201,280	$226,804

(1)Refer to “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for our definition of “Extraordinary Litigation-Related Expenses”.
Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$57,810	$71,698	$115,441	$133,522
Add back:
Special charges	—	—	—	25,295
Tax impact of special charges	—	—	—	(5,799)
Extraordinary Litigation-Related Expenses (1)	6,623	—	6,623	—
Tax impact of Extraordinary Litigation-Related Expenses (1)	(1,694)	—	(1,694)	—
Adjusted Net Income	$62,739	$71,698	$120,370	$153,018
EPS	$1.99	$2.13	$3.89	$3.87
Add back:
Special charges	—	—	—	0.73
Tax impact of special charges	—	—	—	(0.17)
Extraordinary Litigation-Related Expenses (1)	0.23	—	0.23	—
Tax impact of Extraordinary Litigation-Related Expenses (1)	(0.06)	—	(0.06)	—
Adjusted EPS	$2.16	$2.13	$4.06	$4.43
Weighted average number of common shares outstanding — diluted	29,038	33,591	29,680	34,541

(1)Refer to “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for our definition of “Extraordinary Litigation-Related Expenses”.

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$152,294	$55,693	$(157,729)	$(409,517)
Purchases of property and equipment	(11,267)	(17,425)	(21,885)	(35,228)
Free Cash Flow	$141,027	$38,268	$(179,614)	$(444,745)
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $16.5 million, or 41.6%, to $56.3 million compared to $39.8 million for the three months ended June 30, 2025, primarily due to $6.6 million in Extraordinary Litigation-Related Expenses, an increase in expenses related to our All SMD meeting, which did not occur in 2025, and higher compensation expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, increased $1.7 million to a $0.4 million loss for the three months ended June 30, 2026 compared to a $2.1 million loss for the three months ended June 30, 2025, primarily due to a $1.5 million decrease in FX remeasurement losses compared to the same quarter in the prior year.
FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $6.4 million, or 121.2%, to $11.6 million for the three months ended June 30, 2026 compared to $5.3 million for the three months ended June 30, 2025, primarily due to higher borrowings on the $300.0 million term loan under our Credit Agreement (the "Incremental Term Loan") and our senior unsecured bank revolving credit facility (the “Revolving Credit Facility”).
Income tax provision
Our income tax provision decreased $5.1 million, or 25.0%, to $15.2 million for the three months ended June 30, 2026 compared to $20.2 million for the three months ended June 30, 2025. Our effective tax rate of 20.8% for the three months ended June 30, 2026 compared to 22.0% for the three months ended June 30, 2025. The decrease in the income tax provision was due to both a decrease in income before income tax provision and a lower effective tax rate. The lower effective tax rate was primarily due to the net tax benefits associated with our tax equity investment, which was partially offset by an unfavorable impact from share-based compensation and an increase in the valuation allowance recorded against current period losses as compared to the three months ended June 30, 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $42.4 million, or 71.2%, to $101.9 million compared to $59.5 million for the six months ended June 30, 2025, primarily due to a legal settlement gain recorded during the six months ended June 30, 2025 that did not recur, higher compensation expenses, $6.6 million in Extraordinary Litigation-Related Expenses incurred during the three months ended June 30, 2026, and higher expenses related to our All SMD meeting, which did not occur in 2025.

Interest income and other
Interest income and other, which includes FX gains and losses, decreased $0.1 million to a $0.7 million gain for the six months ended June 30, 2026 compared to a $0.8 million gain for the six months ended June 30, 2025, primarily due to a $3.0 million decrease in interest income, which was partially offset by a $2.8 million decrease in FX remeasurement losses compared to the same period in the prior year.
Interest expense
Interest expense increased $11.9 million, or 190.4%, to $18.1 million for the six months ended June 30, 2026 compared to $6.2 million for the six months ended June 30, 2025, primarily due to higher borrowings on our Revolving Credit Facility and Incremental Term Loan.
Income tax provision
Our income tax provision decreased $2.9 million, or 7.4%, to $36.1 million for the six months ended June 30, 2026 compared to $39.0 million for the six months ended June 30, 2025. Our effective tax rate of 23.8% for the six months ended June 30, 2026 compared to 22.6% for the six months ended June 30, 2025. The decrease in the income tax provision was primarily due to a decrease in income before income tax provision, which was partially offset by an increase in the effective tax rate. The higher effective tax rate was primarily due to an unfavorable impact from share-based compensation and an increase in the valuation allowance recorded against current period losses, which was partially offset by the net tax benefits related to our tax equity investment, as compared to the six months ended June 30, 2025.
SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following tables reconcile Segment Operating Income to Adjusted Segment EBITDA for the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$57,810
Interest income and other							401
Interest expense							11,630
Income tax provision							15,180
Operating income	$82,475	$29,215	$7,444	$4,813	$17,390	$(56,316)	$85,021
Depreciation of property and equipment	3,208	1,949	1,360	4,237	1,038	487	12,279
Amortization of intangible assets	280	190	—	—	69	—	539
Extraordinary Litigation-Related Expenses (1)	—	—	—	—	—	6,623	6,623
Adjusted EBITDA	$85,963	$31,354	$8,804	$9,050	$18,497	$(49,206)	$104,462

Six Months Ended June 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
Net income							$115,441
Interest income and other							(673)
Interest expense							18,075
Income tax provision							36,095
Operating income	$167,705	$52,300	$113	$12,516	$38,228	$(101,924)	$168,938
Depreciation of property and equipment	6,313	3,899	2,809	8,367	2,022	1,158	24,568
Amortization of intangible assets	595	419	—	—	137	—	1,151
Extraordinary Litigation-Related Expenses (1)	—	—	—	—	—	6,623	6,623
Adjusted EBITDA	$174,613	$56,618	$2,922	$20,883	$40,387	$(94,143)	$201,280

(1)Refer to “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for our definition of “Extraordinary Litigation-Related Expenses”.

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
Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$57,810	$71,698	$115,441	$133,522
Add back:
Income tax provision	15,180	20,241	36,095	38,998
Interest income and other	401	2,068	(673)	(774)
Interest expense	11,630	5,257	18,075	6,225
Unallocated corporate expenses	56,316	39,776	101,924	59,533
Total segment operating income	141,337	139,040	270,862	237,504
Add back:
Segment depreciation expense	11,792	10,695	23,410	20,260
Amortization of intangible assets	539	1,053	1,151	2,070
Segment special charges	—	—	—	23,350
Total Adjusted Segment EBITDA	$153,668	$150,788	$295,423	$283,184

Other Segment Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of billable professionals (at period end):
Corporate Finance	2,358	2,188	2,358	2,188
FLC	1,527	1,482	1,527	1,482
Economic Consulting	970	991	970	991
Technology (1)	641	655	641	655
Strategic Communications	913	892	913	892
Total billable professionals	6,409	6,208	6,409	6,208
Utilization rates of billable professionals: (2)
Corporate Finance	59%	61%	60%	59%
FLC	54%	57%	56%	58%
Economic Consulting	61%	64%	61%	63%
Average billable rate per hour: (3)
Corporate Finance	$553	$532	$549	$513
FLC	$465	$439	$458	$434
Economic Consulting	$633	$593	$605	$566

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 755 and 357 as-needed employees during the three months ended June 30, 2026 and 2025, respectively.
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

CORPORATE FINANCE

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$411,399	$379,239	$820,901	$722,884
Percentage change in revenues from prior year	8.5%	9.0%	13.6%	1.2%
Operating expenses
Direct cost of revenues	270,318	246,151	532,753	477,723
Selling, general and administrative expenses	58,326	54,204	119,848	112,912
Special charges	—	—	—	11,696
Amortization of intangible assets	280	756	595	1,475
	328,924	301,111	653,196	603,806
Segment operating income	82,475	78,128	167,705	119,078
Percentage change in segment operating income from prior year	5.6%	23.6%	40.8%	-11.9%
Add back:
Depreciation and amortization of intangible assets	3,488	3,524	6,908	6,825
Special charges	—	—	—	11,696
Adjusted Segment EBITDA	$85,963	$81,652	$174,613	$137,599
Gross profit (1)	$141,081	$133,088	$288,148	$245,161
Percentage change in gross profit from prior year	6.0%	14.3%	17.5%	0.4%
Gross profit margin (2)	34.3%	35.1%	35.1%	33.9%
Adjusted Segment EBITDA as a percentage of revenues	20.9%	21.5%	21.3%	19.0%
Number of billable professionals (at period end)	2,358	2,188	2,358	2,188
Percentage change in number of billable professionals from prior year	7.8%	1.0%	7.8%	1.0%
Utilization rate of billable professionals	59%	61%	60%	59%
Average billable rate per hour	$553	$532	$549	$513

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues increased $32.2 million, or 8.5%, to $411.4 million for the three months ended June 30, 2026, primarily due to higher realized bill rates for our transactions, transformation and turnaround & restructuring services, an increase in demand for transformation services, and higher success fees, which was partially offset by lower demand for turnaround & restructuring services.
Gross profit increased $8.0 million, or 6.0%, to $141.1 million for the three months ended June 30, 2026. Gross profit margin decreased 0.8 percentage points for the three months ended June 30, 2026. The decrease in gross profit margin was primarily due to higher compensation as a percentage of revenues, which included the impact of a 7.8% increase in billable headcount and a 2 percentage point decrease in utilization, which was partially offset by higher realized bill rates.
SG&A expenses increased $4.1 million, or 7.6%, to $58.3 million for the three months ended June 30, 2026, primarily due to higher compensation, infrastructure support and other general and administrative expenses, which was partially offset by lower bad debt expenses. SG&A expenses of 14.2% of revenues for the three months ended June 30, 2026 compared to 14.3% of revenues for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues increased $98.0 million, or 13.6%, to $820.9 million for the six months ended June 30, 2026, primarily due to higher demand and realized bill rates for our transformation, transactions and turnaround & restructuring services. Excluding an estimated 1.6% positive impact from FX, revenues increased $86.3 million, or 11.9%.
Gross profit increased $43.0 million, or 17.5%, to $288.1 million for the six months ended June 30, 2026. Gross profit margin increased 1.2 percentage points for the six months ended June 30, 2026. The increase in gross profit margin was primarily due to higher realized bill rates and a 1 percentage point increase in utilization.
SG&A expenses increased $6.9 million, or 6.1%, to $119.8 million for the six months ended June 30, 2026, primarily due to higher travel and entertainment, compensation and other general and administrative expenses, which was partially offset by lower bad debt expenses. The increase in SG&A expenses included an estimated 2.0% negative impact from FX. SG&A expenses of 14.6% of revenues for the six months ended June 30, 2026 compared to 15.6% of revenues for the six months ended June 30, 2025.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$194,254	$186,517	$387,132	$377,119
Percentage change in revenues from prior year	4.1%	10.0%	2.7%	9.1%
Operating expenses
Direct cost of revenues	126,041	120,760	253,454	238,721
Selling, general and administrative expenses	38,808	36,458	80,959	73,289
Special charges	—	—	—	5,475
Amortization of intangible assets	190	228	419	457
	165,039	157,446	334,832	317,942
Segment operating income	29,215	29,071	52,300	59,177
Percentage change in segment operating income from prior year	0.5%	121.9%	-11.6%	31.3%
Add back:
Depreciation and amortization of intangible assets	2,139	2,117	4,318	4,059
Special charges	—	—	—	5,475
Adjusted Segment EBITDA	$31,354	$31,188	$56,618	$68,711
Gross profit (1)	$68,213	$65,757	$133,678	$138,398
Percentage change in gross profit from prior year	3.7%	32.6%	-3.4%	22.2%
Gross profit margin (2)	35.1%	35.3%	34.5%	36.7%
Adjusted Segment EBITDA as a percentage of revenues	16.1%	16.7%	14.6%	18.2%
Number of billable professionals (at period end)	1,527	1,482	1,527	1,482
Percentage change in number of billable professionals from prior year	3.0%	1.7%	3.0%	1.7%
Utilization rate of billable professionals	54%	57%	56%	58%
Average billable rate per hour	$465	$439	$458	$434

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
    Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues increased $7.7 million, or 4.1%, to $194.3 million for the three months ended June 30, 2026, primarily due to higher realized bill rates and demand for our risk & investigations services, which was partially offset by lower demand for our dispute advisory services.

Gross profit increased $2.5 million, or 3.7%, to $68.2 million for the three months ended June 30, 2026. Gross profit margin was relatively flat for the three months ended June 30, 2026, primarily due to a 3 percentage point decrease in utilization, which was offset by higher realized bill rates.
SG&A expenses increased $2.4 million, or 6.4%, to $38.8 million for the three months ended June 30, 2026, primarily due to higher bad debt, compensation and travel and entertainment expenses. SG&A expenses of 20.0% of revenues for the three months ended June 30, 2026 compared to 19.5% of revenues for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues increased $10.0 million, or 2.7%, to $387.1 million for the six months ended June 30, 2026, primarily due to higher realized bill rates and demand for our risk & investigations services and higher realized bill rates for our dispute advisory services, which was partially offset by lower demand for our dispute advisory services. Excluding an estimated 1.4% positive impact from FX, revenues increased $4.9 million, or 1.3%.
Gross profit decreased $4.7 million, or 3.4%, to $133.7 million for the six months ended June 30, 2026. Gross profit margin decreased 2.2 percentage points for the six months ended June 30, 2026. The decrease in gross profit margin was primarily due to a 2 percentage point decrease in utilization, which was partially offset by higher realized bill rates.
SG&A expenses increased $7.7 million, or 10.5%, to $81.0 million for the six months ended June 30, 2026, primarily due to an increase in hiring-related, bad debt, and travel and entertainment expenses. The increase in SG&A expenses included an estimated 1.4% negative impact from FX. SG&A expenses of 20.9% of revenues for the six months ended June 30, 2026 compared to 19.4% of revenues for the six months ended June 30, 2025.

ECONOMIC CONSULTING

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$188,812	$191,657	$364,460	$371,518
Percentage change in revenues from prior year	-1.5%	-17.0%	-1.9%	-14.7%
Operating expenses
Direct cost of revenues	151,360	149,843	306,435	288,288
Selling, general and administrative expenses	30,008	29,007	57,912	57,351
Special charges	—	—	—	983
	181,368	178,850	364,347	346,622
Segment operating income	7,444	12,807	113	24,896
Percentage change in segment operating income from prior year	-41.9%	-70.2%	-99.5%	-55.4%
Add back:
Depreciation of property and equipment	1,360	1,376	2,809	2,735
Special charges	—	—	—	983
Adjusted Segment EBITDA	$8,804	$14,183	$2,922	$28,614
Gross profit (1)	$37,452	$41,814	$58,025	$83,230
Percentage change in gross profit from prior year	-10.4%	-41.8%	-30.3%	-28.8%
Gross profit margin (2)	19.8%	21.8%	15.9%	22.4%
Adjusted Segment EBITDA as a percentage of revenues	4.7%	7.4%	0.8%	7.7%
Number of billable professionals (at period end)	970	991	970	991
Percentage change in number of billable professionals from prior year	-2.1%	-7.9%	-2.1%	-7.9%
Utilization rate of billable professionals	61%	64%	61%	63%
Average billable rate per hour	$633	$593	$605	$566

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues decreased $2.8 million, or 1.5%, to $188.8 million for the three months ended June 30, 2026, primarily due to lower demand for our non-M&A-related antitrust and international arbitration services, which was partially offset by higher demand for M&A-related antitrust services and higher realized bill rates for our financial economics services.
Gross profit decreased $4.4 million, or 10.4%, to $37.5 million for the three months ended June 30, 2026. Gross profit margin decreased 2.0 percentage points for the three months ended June 30, 2026. The decrease in gross profit margin was primarily due to a 3 percentage point decrease in utilization, which was partially offset by higher realized bill rates.
SG&A expenses increased $1.0 million, or 3.5%, to $30.0 million for the three months ended June 30, 2026, primarily driven by higher bad debt and outside services expenses. SG&A expenses of 15.9% of revenues for the three months ended June 30, 2026 compared to 15.1% of revenues for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues decreased $7.1 million, or 1.9%, to $364.5 million for the six months ended June 30, 2026, primarily due to lower demand for our non-M&A-related antitrust and international arbitration services, which was partially offset by higher realized bill rates across our services and higher demand for our M&A-related antitrust services. Excluding an estimated 1.9% positive impact from FX, revenues decreased $14.3 million, or 3.8%.

Gross profit decreased $25.2 million, or 30.3%, to $58.0 million for the six months ended June 30, 2026. Gross profit margin decreased 6.5 percentage points for the six months ended June 30, 2026. The decrease in gross profit margin was primarily due to higher forgivable loan amortization and variable compensation as a percentage of revenues and a 2 percentage point decrease in utilization, which was partially offset by higher realized bill rates.
SG&A expenses increased $0.6 million, or 1.0%, to $57.9 million for the six months ended June 30, 2026, primarily due to higher compensation and outside services expenses, which was partially offset by lower infrastructure support expenses. The increase in SG&A expenses included an estimated 2.3% negative impact from FX. SG&A expenses of 15.9% of revenues for the six months ended June 30, 2026 compared to 15.4% of revenues for the six months ended June 30, 2025.
TECHNOLOGY

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Revenues	$99,017	$83,599	$201,340	$180,755
Percentage change in revenues from prior year	18.4%	-27.9%	11.4%	-16.5%
Operating expenses
Direct cost of revenues	67,181	58,864	136,197	123,122
Selling, general and administrative expenses	27,023	23,175	52,627	47,551
Special charges	—	—	—	1,928
	94,204	82,039	188,824	172,601
Segment operating income	4,813	1,560	12,516	8,154
Percentage change in segment operating income from prior year	208.5%	-90.9%	53.5%	-71.0%
Add back:
Depreciation of property and equipment	4,237	3,724	8,367	6,794
Special charges	—	—	—	1,928
Adjusted Segment EBITDA	$9,050	$5,284	$20,883	$16,876
Gross profit (1)	$31,836	$24,735	$65,143	$57,633
Percentage change in gross profit from prior year	28.7%	-43.0%	13.0%	-28.0%
Gross profit margin (2)	32.2%	29.6%	32.4%	31.9%
Adjusted Segment EBITDA as a percentage of revenues	9.1%	6.3%	10.4%	9.3%
Number of billable professionals (at period end) (3)	641	655	641	655
Percentage change in number of billable professionals from prior year	-2.1%	-1.1%	-2.1%	-1.1%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues increased $15.4 million, or 18.4%, to $99.0 million for the three months ended June 30, 2026, primarily due to higher demand for our M&A-related “second request” services, which was partially offset by lower demand for our investigations services.
Gross profit increased $7.1 million, or 28.7%, to $31.8 million for the three months ended June 30, 2026. Gross profit margin increased 2.6 percentage points for the three months ended June 30, 2026. The increase in gross profit margin was primarily due to an increase in profitability of our consulting, processing and review services, which was partially offset by a decrease in profitability of our hosting services.
SG&A expenses increased $3.8 million, or 16.6%, to $27.0 million for the three months ended June 30, 2026, primarily due to higher bad debt, compensation and travel and entertainment expenses. SG&A expenses of 27.3% of revenues for the three months ended June 30, 2026 compared to 27.7% of revenues for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues increased $20.6 million, or 11.4%, to $201.3 million for the six months ended June 30, 2026, primarily due to higher demand for our M&A-related “second request,” litigation and information governance, privacy & security services, which was partially offset by lower demand for our investigations services. Excluding an estimated 1.6% positive impact from FX, revenues increased $17.7 million, or 9.8%.
Gross profit increased $7.5 million, or 13.0%, to $65.1 million for the six months ended June 30, 2026. Gross profit margin increased 0.5 percentage points for the six months ended June 30, 2026. The increase in gross profit margin was primarily due to higher profitability of our consulting, review and processing services, which was partially offset by lower profitability of our hosting services.
SG&A expenses increased $5.1 million, or 10.7%, to $52.6 million for the six months ended June 30, 2026, primarily due to higher bad debt, compensation, and travel and entertainment expenses. The increase in SG&A expenses included an estimated 1.4% negative impact from FX. SG&A expenses of 26.1% of revenues for the six months ended June 30, 2026 compared to 26.3% of revenues for the six months ended June 30, 2025.
STRATEGIC COMMUNICATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Revenues	$99,982	$102,650	$202,976	$189,668
Percentage change in revenues from prior year	-2.6%	20.8%	7.0%	14.2%
Operating expenses
Direct cost of revenues	62,291	65,523	124,870	122,215
Selling, general and administrative expenses	20,232	19,584	39,741	37,848
Special charges	—	—	—	3,268
Amortization of intangible assets	69	69	137	138
	82,592	85,176	164,748	163,469
Segment operating income	17,390	17,474	38,228	26,199
Percentage change in segment operating income from prior year	-0.5%	64.9%	45.9%	18.7%
Add back:
Depreciation and amortization of intangible assets	1,107	1,007	2,159	1,917
Special charges	—	—	—	3,268
Adjusted Segment EBITDA	$18,497	$18,481	$40,387	$31,384
Gross profit (1)	$37,691	$37,127	$78,106	$67,453
Percentage change in gross profit from prior year	1.5%	23.0%	15.8%	13.5%
Gross profit margin (2)	37.7%	36.2%	38.5%	35.6%
Adjusted Segment EBITDA as a percentage of revenues	18.5%	18.0%	19.9%	16.5%
Number of billable professionals (at period end)	913	892	913	892
Percentage change in number of billable professionals from prior year	2.4%	-8.2%	2.4%	-8.2%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues decreased $2.7 million, or 2.6%, to $100.0 million for the three months ended June 30, 2026. The decrease in revenues was primarily due to a $7.4 million decline in pass-through revenues. Excluding pass-through revenues, revenues increased $4.7 million, or 5.4%, to $92.4 million, primarily due to higher demand for our corporate reputation services.
Gross profit increased $0.6 million, or 1.5%, to $37.7 million for the three months ended June 30, 2026. Gross profit margin increased 1.5 percentage points for the three months ended June 30, 2026. The increase in gross profit margin was primarily due to lower pass-through revenues and expenses, which was partially offset by higher compensation expenses as a percentage of revenues.
SG&A expenses increased $0.6 million, or 3.3%, to $20.2 million for the three months ended June 30, 2026, primarily due to higher travel and entertainment and compensation expenses. The increase in SG&A expenses included an estimated 1.2% negative impact from FX. SG&A expenses of 20.2% of revenues for the three months ended June 30, 2026 compared to 19.1% of revenues for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues increased $13.3 million, or 7.0%, to $203.0 million for the six months ended June 30, 2026. Revenues included an $8.1 million decline in pass-through revenues. Excluding pass-through revenues, revenues increased $21.4 million, or 12.9%, to $186.8 million, primarily due to higher demand for corporate reputation, financial communications and public affairs services. Excluding an estimated 2.3% positive impact from FX, revenues increased $9.0 million, or 4.7%.
Gross profit increased $10.7 million, or 15.8%, to $78.1 million for the six months ended June 30, 2026. Gross profit margin increased 2.9 percentage points for the six months ended June 30, 2026. The increase in gross profit margin was primarily due to lower pass-through revenues and expenses and lower compensation expenses as a percentage of revenues.
SG&A expenses increased $1.9 million, or 5.0%, to $39.7 million for the six months ended June 30, 2026, primarily due to higher travel and entertainment, marketing and compensation expenses. The increase in SG&A expenses included an estimated 2.8% negative impact from FX. SG&A expenses of 19.6% of revenues for the six months ended June 30, 2026 compared to 20.0% of revenues for the six months ended June 30, 2025.
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
SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS
See Note 2, “New Accounting Standards” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our annual cash flows from operations generally exceed our cash needs for capital expenditures and debt service requirements. We typically finance our day-to-day operations, capital expenditures, acquisitions and share repurchases through cash flows from operations. We believe that our cash flows from operations, supplemented by borrowings under our Revolving Credit Facility, as necessary, and our Incremental Term Loan under our third amended and restated credit agreement entered into on June 30, 2026 (as amended and restated, the “Credit Agreement”), will provide adequate cash to fund our cash needs for at least the next 12 months.
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
Any new debt funding, if available, may be on terms less favorable to us than our Revolving Credit Facility and Incremental Term Loan under our Credit Agreement. See “Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, and the information contained under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

	Six Months Ended June 30,
	2026	2025

Cash Flows	(dollars in thousands)
Net cash used in operating activities	$(157,729)	$(409,517)
Net cash used in investing activities	$(63,986)	$(35,228)
Net cash provided by (used in) financing activities	$124,512	$(84,194)
Effect of exchange rate changes on cash and cash equivalents	$(4,141)	$21,277
DSO (1)	99	100

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing accounts receivable, net reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net cash used in operating activities decreased $251.8 million, or 61.5%, to $157.7 million compared to $409.5 million for the six months ended June 30, 2025. The decrease in net cash used in operating activities was primarily due to a decrease in forgivable loan issuances, higher cash collections and a decrease in income tax payments, which was partially offset by an increase in compensation and interest payments. DSO was 99 and 100 days as of June 30, 2026 and 2025, respectively.
Net cash used in investing activities increased $28.8 million, or 81.6%, to $64.0 million compared to $35.2 million for the six months ended June 30, 2025. The increase in net cash used in investing activities was due to a $42.1 million payment for a tax equity investment, which was partially offset by a $13.3 million decrease in capital expenditures, primarily related to lower spend on leasehold improvements as compared to the six months ended June 30, 2025.
Net cash provided by financing activities increased $208.7 million to $124.5 million compared to net cash used in financing activities of $84.2 million for the six months ended June 30, 2025. The increase in net cash provided by financing activities was primarily due to receipt of $300.0 million in proceeds from the Incremental Term Loan, which was partially offset by a decrease in net borrowings of $115.0 million under our Revolving Credit Facility compared to the six months ended June 30, 2025.
The effect of exchange rate changes on cash and cash equivalents had an unfavorable impact of $4.1 million during the six months ended June 30, 2026 compared to a favorable impact of $21.3 million during the six months ended June 30, 2025.
Cash paid for income taxes and tax credits, net of refunds, included $6.8 million and $28.9 million of payments for the purchase of tax credits during the six months ended June 30, 2026 and 2025, respectively.
Principal Sources of Capital Resources
As of June 30, 2026, our capital resources included $163.7 million of cash and cash equivalents and available borrowing capacity of $780.0 million under the revolving line of credit under our Revolving Credit Facility. We also hold an Incremental Term Loan in the aggregate amount of $300.0 million, which matures on March 17, 2029.
The availability of borrowings, as well as issuances and extensions of letters of credit under our Revolving Credit Facility, are subject to specified conditions. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of variable interest rates and guarantees under the Revolving Credit Facility and Incremental Term Loan.
The Credit Agreement governing the Revolving Credit Facility and the Incremental Term Loan contains covenants that, among other things, may limit our ability to: incur additional indebtedness; create liens; pay dividends on our capital stock, make distributions or repurchases of our capital stock or make specified other restricted payments; consolidate, merge or sell all or substantially all of our assets; or engage in any business other than consulting-related businesses. In addition, the Credit Agreement includes a financial covenant that requires us not to exceed a maximum consolidated total net leverage ratio (the ratio of funded debt (less unrestricted cash up to $400.0 million) to Consolidated EBITDA, as defined in the Credit Agreement). As of June 30, 2026, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.

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
Capital Expenditures
During the six months ended June 30, 2026, we spent $21.9 million in capital expenditures to support our organization. For the remainder of 2026, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $24 million and $29 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any expenditures that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete acquisitions.
Share Repurchase Program
During the six months ended June 30, 2026, we made $520.0 million in payments, including commissions and excise taxes, for common stock repurchases under the Repurchase Program. We had $344.0 million remaining under the Repurchase Program to repurchase additional shares as of June 30, 2026.
Future Contractual Obligations
Our future contractual obligations as of June 30, 2026 include long-term obligations of $1,020.0 million related to outstanding borrowings under our Revolving Credit Facility and Incremental Term Loan. For more information on our Revolving Credit Facility and Incremental Term Loan, refer to Note 8, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have current obligations of $39.5 million and non-current obligations of $208.7 million as of June 30, 2026.
The above amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, we were contingently liable under bank guarantees issued in favor of third parties that totaled $18.6 million and $17.5 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $40.7 million and $32.5 million as of June 30, 2026 and December 31, 2025, respectively. We had $22.1 million and $15.0 million available under the guarantee facilities as of June 30, 2026 and December 31, 2025, respectively. These bank guarantees are issued separately from our Revolving Credit Facility and, as a result, do not affect available borrowing capacity under our Revolving Credit Facility.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except price per share data)
April 1 through April 30, 2026	2	(2)	$180.04	—		$364,929
May 1 through May 31, 2026	1,382	(3)	$153.38	1,382	(5)	$152,941
June 1 through June 30, 2026	1,221	(4)	$148.01	1,209	(6)	$344,024
	2,605			2,591

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $370.0 million to an aggregate authorization of $2.6 billion on June 3, 2026. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended June 30, 2026, we repurchased an aggregate of 2,591,133 shares of our common stock under the Repurchase Program at an average price of $150.84 per share for a total cost of approximately $390.9 million.
(2)Includes 1,770 shares of common stock withheld to cover payroll tax withholdings.
(3)Includes 174 shares of common stock withheld to cover payroll tax withholdings.
(4)Includes 11,629 shares of common stock withheld to cover payroll tax withholdings.
(5)During the month ended May 31, 2026, we repurchased and retired 1,381,913 shares of common stock, at an average price per share of $153.38, for an aggregate cost of $212.0 million.
(6)During the month ended June 30, 2026, we repurchased and retired 1,209,220 shares of common stock, at an average price per share of $147.94, for an aggregate cost of $178.9 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading plans
During the quarter ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.	EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of FTI Consulting, Inc., as Amended and Restated	8-K	99.2	05/23/2003
3.2	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc.	8-K	3.1	06/02/2011
3.3	Bylaws of FTI Consulting, Inc., as Amended and Restated Adopted February 21, 2023	8-K	3.1	02/21/2023
10.1^	Third Amendment and Restatement Agreement, dated as of June 30, 2026, by and among FTI Consulting, Inc., the Subsidiaries of the Company party thereto, as Guarantors, the Lenders party thereto and Bank of America, N.A., as administrative agent (including Annex B - Third Amended and Restated Credit Agreement, dated as of June 30, 2026, by and among FTI Consulting, Inc., the Subsidiaries of the Company party thereto, as Guarantors, the Lenders party thereto and Bank of America, N.A., as administrative agent)	8-K	10.1	07/01/2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1**	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.
** Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
^ Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2026

FTI CONSULTING, INC.

By:	/s/ BRENDAN J. KEATING
Brendan J. Keating
Chief Accounting Officer and Controller
(principal accounting officer)