Form 10-Q
period 2026-09-30
FTI CONSULTING, INC
filed 2026-10-29
CIK 887936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2026
Common Stock, $0.01 par value	27,254,187

FTI CONSULTING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$88,097	$265,091
Accounts receivable, net	1,196,790	1,037,678
Current portion of notes receivable	98,167	87,861
Prepaid expenses and other current assets	161,011	126,997
Total current assets	1,544,065	1,517,627
Property and equipment, net	159,772	169,333
Operating lease assets	180,802	201,492
Goodwill	1,239,950	1,242,777
Intangible assets, net	11,843	13,547
Notes receivable, net	226,579	250,667
Other assets	96,644	95,085
Total assets	$3,459,655	$3,490,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, accrued expenses and other	$227,117	$206,247
Accrued compensation	607,836	712,335
Billings in excess of services provided	64,562	56,607
Total current liabilities	899,515	975,189
Long-term debt, net	851,383	365,000
Noncurrent operating lease liabilities	197,138	224,510
Deferred income taxes	98,407	99,611
Other liabilities	89,992	92,487
Total liabilities	2,136,435	1,756,797
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; shares authorized — 5,000; none outstanding	—	—
Common stock, $0.01 par value; shares authorized — 75,000; shares issued and outstanding — 27,247 (2026) and 30,864 (2025)	272	309
Additional paid-in capital	—	354
Retained earnings	1,463,178	1,862,672
Accumulated other comprehensive loss	(140,230)	(129,604)
Total stockholders’ equity	1,323,220	1,733,731
Total liabilities and stockholders’ equity	$3,459,655	$3,490,528

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,012,563	$956,167	$2,989,372	$2,798,111
Operating expenses
Direct cost of revenues	661,773	638,233	2,015,482	1,888,302
Selling, general and administrative expenses	214,404	199,484	667,415	586,023
Special charges	46,008	—	46,008	25,295
Amortization of intangible assets	538	780	1,689	2,850
	922,723	838,497	2,730,594	2,502,470
Operating income	89,840	117,670	258,778	295,641
Other income (expense)
Interest income and other	713	1,692	1,386	2,466
Interest expense	(13,331)	(7,634)	(31,406)	(13,859)
	(12,618)	(5,942)	(30,020)	(11,393)
Income before income tax provision	77,222	111,728	228,758	284,248
Income tax provision	13,773	28,910	49,868	67,908
Net income	$63,449	$82,818	$178,890	$216,340
Earnings per common share — basic	$2.37	$2.63	$6.28	$6.50
Earnings per common share — diluted	$2.35	$2.60	$6.22	$6.43
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax expense of $0	$(374)	$(4,916)	$(10,626)	$43,431
Total other comprehensive income (loss), net of tax	(374)	(4,916)	(10,626)	43,431
Comprehensive income	$63,075	$77,902	$168,264	$259,771

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2025	30,864	$309	$354	$1,862,672	$(129,604)	$1,733,731
Net income	—	$—	$—	$57,631	$—	$57,631
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(10,053)	(10,053)
Issuance of common stock in connection with:
Exercise of options	9	—	351	—	—	351
Restricted share grants, less net settled shares of 36	59	—	(2,367)	—	—	(2,367)
Purchase and retirement of common stock, including excise tax	(787)	(8)	(128,194)	—	—	(128,202)
Share-based compensation	—	—	10,608	—	—	10,608
Reclassification of negative additional paid-in capital	—	—	119,248	(119,248)	—	—
Balance at March 31, 2026	30,145	$301	$—	$1,801,055	$(139,657)	$1,661,699
Net income	—	$—	$—	$57,810	$—	$57,810
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(199)	(199)
Issuance of common stock in connection with:
Exercise of options	2	—	100	—	—	100
Restricted share grants, less net settled shares of 14	155	2	(2,152)	—	—	(2,150)
Purchase and retirement of common stock, including excise tax	(2,591)	(26)	(394,727)	—	—	(394,753)
Share-based compensation	—	—	11,443	—	—	11,443
Reclassification of negative additional paid-in capital	—	—	385,336	(385,336)	—	—
Balance at June 30, 2026	27,711	$277	$—	$1,473,529	$(139,856)	$1,333,950
Net income	—	$—	$—	$63,449	$—	$63,449
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(374)	(374)
Issuance of common stock in connection with:
Exercise of options	—	—	—	—	—	—
Restricted share grants, less net settled shares of 22	60	—	(3,217)	—	—	(3,217)
Purchase and retirement of common stock, including excise tax	(524)	(5)	(80,099)	—	—	(80,104)
Share-based compensation	—	—	9,516	—	—	9,516
Reclassification of negative additional paid-in capital	—	—	73,800	(73,800)	—	—
Balance at September 30, 2026	27,247	$272	$—	$1,463,178	$(140,230)	$1,323,220

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at December 31, 2024	35,913	$359	$39,650	$2,394,853	$(176,572)	$2,258,290
Net income	—	$—	$—	$61,824	$—	$61,824
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	14,574	14,574
Issuance of common stock in connection with:
Exercise of options	2	—	80	—	—	80
Restricted share grants, less net settled shares of 64	67	1	(7,208)	—	—	(7,207)
Purchase and retirement of common stock, including excise tax	(1,127)	(11)	(187,665)	—	—	(187,676)
Share-based compensation	—	—	9,753	—	—	9,753
Reclassification of negative additional paid-in capital	—	—	145,390	(145,390)	—	—
Balance at March 31, 2025	34,855	$349	$—	$2,311,287	$(161,998)	$2,149,638
Net income	—	$—	$—	$71,698	$—	$71,698
Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	33,773	33,773
Issuance of common stock in connection with:
Exercise of options	18	—	697	—	—	697
Restricted share grants, less net settled shares of 32	46	—	(7,603)	—	—	(7,603)
Purchase and retirement of common stock, including excise tax	(2,192)	(22)	(358,218)	—	—	(358,240)
Share-based compensation	—	—	9,918	—	—	9,918
Reclassification of negative additional paid-in capital	—	—	355,206	(355,206)	—	—
Balance at June 30, 2025	32,727	$327	$—	$2,027,779	$(128,225)	$1,899,881
Net income	—	$—	$—	$82,818	$—	$82,818
Other comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(4,916)	(4,916)
Issuance of common stock in connection with:
Exercise of options	18	—	610	—	—	610
Restricted share grants, less net settled shares of 9	27	—	(1,417)	—	—	(1,417)
Purchase and retirement of common stock, including excise tax	(1,426)	(14)	(236,330)	—	—	(236,344)
Share-based compensation	—	—	9,023	—	—	9,023
Reclassification of negative additional paid-in capital	—	—	228,114	(228,114)	—	—
Balance at September 30, 2025	31,346	$313	$—	$1,882,483	$(133,141)	$1,749,655

See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$178,890	$216,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	37,357	33,591
Amortization of intangible assets	1,689	2,850
Amortization of notes receivable	66,188	50,767
Amortization of tax equity investment	25,389	—
Provision for expected credit losses	24,762	25,810
Share-based compensation	31,567	28,694
Deferred income taxes	3,413	18,216
Other	3,176	432
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	(191,147)	(122,707)
Notes receivable, net of repayments	(53,314)	(251,576)
Prepaid expenses and other assets	(6,960)	(9,199)
Accounts payable, accrued expenses and other	17,352	(3,858)
Income taxes	(26,945)	(78,708)
Accrued compensation	(86,898)	(110,111)
Billings in excess of services provided	8,160	(8,165)
Net cash provided by (used in) operating activities	32,679	(207,624)
Investing activities
Purchases of property and equipment and other	(30,340)	(50,142)
Payment for tax equity investment	(42,101)	—
Net cash used in investing activities	(72,441)	(50,142)
Financing activities
Borrowings under revolving line of credit	1,317,000	1,040,000
Repayments under revolving line of credit	(1,130,000)	(530,000)
Proceeds from issuance of term loan	300,000	—
Payments of debt issuance costs	(5,401)	—
Purchase and retirement of common stock, including excise tax	(605,272)	(770,889)
Share-based compensation tax withholdings	(11,320)	(18,295)
Deposits and other	2,781	1,901
Net cash used in financing activities	(132,212)	(277,283)
Effect of exchange rate changes on cash and cash equivalents	(5,020)	20,523
Net decrease in cash and cash equivalents	(176,994)	(514,526)
Cash and cash equivalents, beginning of period	265,091	660,493
Cash and cash equivalents, end of period	$88,097	$145,967
Supplemental cash flow disclosures
Cash paid for interest	$28,429	$9,339
Cash paid for income taxes and tax credits, net of refunds	$48,011	$128,400
Non-cash investing and financing activities:
Issuance of stock units under incentive compensation plans	$3,587	$2,069
Excise tax on purchase and retirement of common stock	$5,967	$7,081
Non-cash additions to property and equipment	$1,328	$2,119
See accompanying notes to condensed consolidated financial statements

FTI Consulting, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollar and share amounts in tables in thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The unaudited condensed consolidated financial statements of FTI Consulting, Inc., including its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “FTI Consulting”), presented herein, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Some of the information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the interim financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods presented. All adjustments made were normal recurring accruals. The fair values of all financial instruments are estimated to be equal to their carrying values as of September 30, 2026 and December 31, 2025. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
We entered into a tax equity investment (“TEI”) during the nine months ended September 30, 2026. The TEI is structured through limited liability companies that invest in clean energy projects that are eligible to receive energy tax credits. We elected to use the proportional amortization method (“PAM”) for the TEI. Under PAM, an investment is amortized in proportion to the allocation of tax benefits received in each period, and tax benefit amounts, net of amortization expense, are presented within “Income tax provision” on our Condensed Consolidated Statements of Comprehensive Income.
We executed forward contracts to manage the foreign currency exposure of intercompany loans during the three and nine months ended September 30, 2026. The contracts were not designated as hedges for financial reporting purposes, but rather as non-hedging derivatives in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging. The fair value of our outstanding derivative is included in “Accounts payable, accrued expenses and other” on the Condensed Consolidated Balance Sheets and the change in fair value of the derivatives is included in “Interest income and other” on the Condensed Consolidated Statements of Comprehensive Income. The impact of the forward contracts was not material to our Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator — basic and diluted
Net income	$63,449	$82,818	$178,890	$216,340
Denominator
Weighted average number of common shares outstanding — basic	26,743	31,523	28,477	33,266
Effect of dilutive share-based awards and stock options	245	300	296	359
Weighted average number of common shares outstanding — diluted	26,988	31,823	28,773	33,625
Earnings per common share — basic	$2.37	$2.63	$6.28	$6.50
Earnings per common share — diluted	$2.35	$2.60	$6.22	$6.43
Antidilutive share-based awards and stock options	113	224	91	236
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
Revenues recognized during the current period may include revenues from performance obligations satisfied or partially satisfied in prior periods. This primarily occurs when the estimated transaction price has changed based on our current probability assessment over whether the agreed-upon outcome for our performance-based and contingent arrangements will be achieved. The aggregate amount of revenues recognized related to a change in the transaction price in the current period, which related to performance obligations satisfied or partially satisfied in a prior period, was $25.7 million and $22.4 million for the three and nine months ended September 30, 2026, respectively, and $5.9 million and $17.4 million for the three and nine months ended September 30, 2025, respectively.
Unfulfilled performance obligations primarily consist of fees not yet recognized on certain fixed-fee, performance-based and contingent arrangements. As of September 30, 2026 and December 31, 2025, the aggregate amount of the remaining contract transaction price allocated to unfulfilled performance obligations was $13.8 million and $27.3 million, respectively. We expect to recognize the majority of the related revenues over the next 12 months. We elected to utilize the optional exemption to exclude from this disclosure fixed-fee and performance-based and contingent arrangements with an original expected duration of one year or less and to exclude our time and expense arrangements for which revenues are recognized using the right-to-invoice practical expedient.
Contract assets are defined as assets for which we have recorded revenues but are not yet entitled to receive our fees because certain events, such as completion of the measurement period or client approval, must occur. The contract asset balance was immaterial as of September 30, 2026 and December 31, 2025.
Contract liabilities are defined as liabilities incurred when we have received consideration but have not yet performed the agreed-upon services. This may occur when clients pay fees before work begins. The contract liability balance was immaterial as of September 30, 2026 and December 31, 2025.

5. Accounts Receivable and Allowance for Expected Credit Losses
The following table summarizes the components of “Accounts receivable, net” as presented on the Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Accounts receivable:
Billed receivables	$831,867	$764,217
Unbilled receivables	473,394	378,115
Allowance for expected credit losses	(108,471)	(104,654)
Accounts receivable, net	$1,196,790	$1,037,678
The following table summarizes the total provision for expected credit losses and write-offs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for expected credit losses	$10,652	$13,901	$24,762	$25,810
Write-offs	$9,673	$8,655	$21,677	$22,702
Our provision for expected credit losses includes recoveries, direct write-offs and charges to other accounts. Billed accounts receivable are written off when the potential for recovery is considered remote.
6. Special Charges
During the three months ended September 30, 2026, we recorded special charges of $46.0 million as part of a plan to align staffing with demand, which consisted of $45.5 million in salary- and benefits-related costs associated with targeted headcount reductions and $0.5 million in non-cash real estate-related costs. A portion of the special charges liabilities was paid during the three months ended September 30, 2026 and the remaining amounts are expected to be paid in cash in the next 12 months. Liabilities related to the special charges were $38.4 million as of September 30, 2026. These amounts are included in “Accounts payable, accrued expenses and other” on our Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2025, we recorded special charges of $25.3 million. The charges related to targeted headcount reductions in areas of each segment and region where we realigned our workforce with current business demand for our consulting services.
The following table details the special charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Corporate Finance	$16,001	$—	$16,001	$11,696
Forensic and Litigation Consulting (“FLC”)	15,707	—	15,707	5,475
Economic Consulting	1,647	—	1,647	983
Technology	2,883	—	2,883	1,928
Strategic Communications	5,304	—	5,304	3,268
Segment special charges	41,542	—	41,542	23,350
Unallocated Corporate	4,466	—	4,466	1,945
Total	$46,008	$—	$46,008	$25,295

7. Goodwill and Intangible Assets
Goodwill
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Corporate Finance (1)	FLC (1)	Economic Consulting (1)	Technology (1)	Strategic Communications (2)	Total
Balance at December 31, 2025	$543,243	$215,174	$268,920	$96,887	$118,553	$1,242,777
Foreign currency translation adjustment	(802)	(697)	(186)	(29)	(1,113)	(2,827)
Balance at September 30, 2026	$542,441	$214,477	$268,734	$96,858	$117,440	$1,239,950

(1)    There were no accumulated impairment losses for the Corporate Finance, FLC, Economic Consulting or Technology segments as of September 30, 2026 and December 31, 2025.
(2)    Amounts for our Strategic Communications segment include gross carrying values of $311.6 million and $312.7 million as of September 30, 2026 and December 31, 2025, respectively, and accumulated impairment losses of $194.1 million as of September 30, 2026 and December 31, 2025.
Intangible Assets
Intangible assets were as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets (1)	$21,773	$15,555	$6,218	$26,025	$18,103	$7,922
Non-amortizing intangible assets (2)	5,625	—	5,625	5,625	—	5,625
Total	$27,398	$15,555	$11,843	$31,650	$18,103	$13,547

(1)    Amortizing intangible assets primarily include customer relationships as of September 30, 2026 and December 31, 2025.
(2)    Non-amortizing intangible assets include trademarks as of September 30, 2026 and December 31, 2025.
Intangible assets with finite lives are amortized over their estimated useful lives. We recorded amortization expense of $0.5 million and $1.7 million during the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.9 million during the three and nine months ended September 30, 2025, respectively.
8. Debt
On June 30, 2026, we entered into a third amended and restated credit agreement (as amended and restated, the “Credit Agreement”) governing our senior unsecured bank revolving credit facility (the “Revolving Credit Facility”) and our Incremental Term Loan (as defined below), to, among other things, (i) extend the maturity date of the Revolving Credit Facility to June 30, 2031, (ii) increase the revolving line of credit limit from $900.0 million to up to $1.5 billion, with the existing $300.0 million Incremental Term Loan remaining outstanding under the Credit Agreement, and (iii) permit the Company to incur incremental facilities in an aggregate amount of up to (a) the greater of $500.0 million and 100% of consolidated EBITDA, plus (b) an unlimited amount, subject to certain conditions. Our Revolving Credit Facility is unsecured, based on the Company’s investment-grade credit rating from S&P Global, with only unsecured guarantees being provided by certain of our material wholly-owned domestic subsidiaries.
On March 17, 2026, we entered into an incremental amendment to our second amended and restated credit agreement (the “Incremental Amendment”), which provides for a term loan in the aggregate amount of $300.0 million (the “Incremental Term Loan”). The Incremental Term Loan matures on March 17, 2029, and requires the Company to pay customary fees and expenses.
We incurred $5.4 million of debt issuance costs during the nine months ended September 30, 2026 associated with the amendment and restatement of the Credit Agreement and the Incremental Amendment.

The table below presents the components of our debt:

	September 30, 2026	December 31, 2025
Revolving Credit Facility	$552,000	$365,000
Incremental Term Loan	300,000	—
Total debt	852,000	365,000
Less: deferred debt issuance costs	(617)	—
Long-term debt, net (1)	$851,383	$365,000

(1)There were no current portions of long-term debt as of September 30, 2026 and December 31, 2025. The Company classified the borrowings under the Revolving Credit Facility as long-term debt in the accompanying Condensed Consolidated Balance Sheets, as we have the intent and unilateral ability to refinance any borrowings on a continuous basis through the maturity of the Revolving Credit Facility on June 30, 2031.
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
9. Leases
We lease office space and equipment under non-cancelable operating leases. The table below summarizes the carrying amount of our operating lease assets and liabilities:

Leases	Classification	September 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease assets	$180,802	$201,492
Total lease assets		$180,802	$201,492
Liabilities
Current
Operating lease liabilities	Accounts payable, accrued expenses and other	$39,342	$37,211
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	197,138	224,510
Total lease liabilities		$236,480	$261,721
The table below summarizes total lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2026	2025	2026	2025
Operating lease costs	$13,138	$13,062	$38,871	$38,637
Variable lease costs and other	4,829	4,244	13,591	13,514
Total lease cost, net	$17,967	$17,306	$52,462	$52,151

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases and includes a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheets:

As of September 30, 2026
2026 (remaining)	$14,417
2027	56,605
2028	47,073
2029	36,126
2030	29,664
Thereafter	107,021
Total future lease payments	290,906
Less: imputed interest	(54,426)
Total	$236,480
The table below includes cash paid for our operating lease liabilities, other non-cash information, our weighted average remaining lease term and weighted average discount rate:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$43,604	$43,778

Operating lease assets obtained in exchange for lease liabilities	$9,010	$22,627

Weighted average remaining lease term (years)
Operating leases	6.8	7.3

Weighted average discount rate
Operating leases	5.9%	5.9%
10. Commitments and Contingencies
We are subject to legal actions arising in the ordinary course of business. In management’s opinion, we believe we have adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or our results of operations. During the three and nine months ended September 30, 2025, the Company recognized gain contingencies related to the conclusion of certain legal actions. These amounts are included as a gain in “Selling, general and administrative (“SG&A”) expenses” on our Condensed Consolidated Statements of Comprehensive Income.
As of September 30, 2026 and December 31, 2025, we were contingently liable under bank guarantees issued in favor of third parties that totaled $18.5 million and $17.5 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $40.9 million and $32.5 million as of September 30, 2026 and December 31, 2025, respectively. We had $22.4 million and $15.0 million available under the guarantee facilities as of September 30, 2026 and December 31, 2025, respectively. These bank guarantees are issued separately from our Revolving Credit Facility and, as a result, do not affect available borrowing capacity under our Revolving Credit Facility.

11. Income Taxes
We entered into a TEI of $42.1 million during the nine months ended September 30, 2026. The TEI owns projects related to solar energy and produces tax credits under Sections 48 and 48E of the Internal Revenue Code. The initial investment is included in “Payment for tax equity investment” on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2026, the remaining unamortized balance of the investment totaled $16.7 million and was included within “Prepaid expenses and other current assets” on our Condensed Consolidated Balance Sheets.
We recognized net tax benefits of $3.6 million and $10.7 million related to our TEI during the three and nine months ended September 30, 2026, respectively. These recognized net tax benefits were recorded within “Income tax provision” on our Condensed Consolidated Statements of Comprehensive Income. The net tax benefits include tax credits and other income tax benefits of $12.1 million and $36.1 million during the three and nine months ended September 30, 2026, respectively, which were partially offset by amortization expense of $8.5 million and $25.4 million during the three and nine months ended September 30, 2026, respectively. The amortization expense is presented in “Amortization of tax equity investment” on the Condensed Consolidated Statements of Cash Flows.
12. Share-Based Compensation
We granted equity awards of 276,026 restricted shares, 150,591 restricted stock units and 138,591 performance stock units during the nine months ended September 30, 2026, under the FTI Consulting, Inc. 2017 Omnibus Incentive Compensation Plan, as amended, our employee equity compensation plan. Our performance stock units are presented at the maximum potential payout percentage of target shares granted. These awards are recorded as equity on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2026, 19,455 shares of restricted stock and 25,365 restricted stock units were forfeited prior to the completion of the applicable vesting requirements. Additionally, 42,753 performance stock units were forfeited during the nine months ended September 30, 2026, including award targets that were not achieved.
Total share-based compensation expense, net of forfeitures, is detailed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2026	2025	2026	2025
Direct cost of revenues	$6,951	$7,041	$22,042	$18,483
Selling, general and administrative expenses	3,540	2,965	11,212	11,212
Total share-based compensation expense	$10,491	$10,006	$33,254	$29,695
13. Stockholders’ Equity
Stock Repurchase Program
On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $370.0 million to an aggregate authorization of $2.6 billion on June 3, 2026. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. As of September 30, 2026, we had $264.7 million available under the Repurchase Program to repurchase additional shares of our common stock.
The following table details our stock repurchases under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock repurchased and retired	524	1,426	3,902	4,745
Average price paid per share (1)	$151.55	$164.18	$153.01	$163.35
Total cost (1)	$79,350	$234,065	$597,014	$775,085

(1)    Excludes excise taxes of $0.7 million and $6.0 million incurred during the three and nine months ended September 30, 2026, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, and commissions.
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
Common Stock Outstanding
Common stock outstanding was approximately 27.2 million shares and 30.9 million shares as of September 30, 2026 and December 31, 2025, respectively. Common stock outstanding includes unvested restricted stock awards, which are considered issued and outstanding under the terms of the restricted stock award agreements. The decrease in common stock outstanding was primarily due to stock repurchases under the Repurchase Program during the nine months ended September 30, 2026.
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
We have considered information that is regularly provided to our Chief Executive Officer, who is our chief operating decision maker (“CODM”), for our segment reporting disclosure. Our CODM assesses the performance and allocates resources to each segment based on revenues and multiple measures of segment profit, including gross profit, which is the measure closest to GAAP reporting principles. Gross profit is defined as revenues less direct cost of revenues. Our CODM uses gross profit (i) to evaluate reportable segment performance against budgets, forecasts and strategies and (ii) to make strategic decisions regarding resource allocation, such as billable headcount and related compensation costs, as well as utilization and bill rates of our service offerings. Our CODM is not provided asset information by reportable segment.

The tables below summarize revenues, significant expenses and gross profit by reportable segment:

Three Months Ended September 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$424,365	$195,137	$189,253	$103,197	$100,611	$1,012,563
Direct costs
Compensation expenses (1)	244,001	114,934	136,809	38,150	52,322	586,216
Other segment items (2)	22,230	4,661	10,580	28,644	9,442	75,557
	266,231	119,595	147,389	66,794	61,764	661,773
Segment gross profit	$158,134	$75,542	$41,864	$36,403	$38,847	$350,790

Nine Months Ended September 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,245,266	$582,269	$553,713	$304,537	$303,587	$2,989,372
Direct costs
Compensation expenses (1)	731,933	357,310	419,238	115,525	157,202	1,781,208
Other segment items (2)	67,051	15,739	34,586	87,466	29,432	234,274
	798,984	373,049	453,824	202,991	186,634	2,015,482
Segment gross profit	$446,282	$209,220	$99,889	$101,546	$116,953	$973,890

Three Months Ended September 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$404,896	$194,689	$173,086	$94,081	$89,415	$956,167
Direct costs
Compensation expenses (1)	229,204	114,996	131,804	37,242	47,415	560,661
Other segment items (2)	24,099	5,278	15,393	24,920	7,882	77,572
	253,303	120,274	147,197	62,162	55,297	638,233
Segment gross profit	$151,593	$74,415	$25,889	$31,919	$34,118	$317,934

Nine Months Ended September 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total
Revenues	$1,127,780	$571,808	$544,604	$274,836	$279,083	$2,798,111
Direct costs
Compensation expenses (1)	664,564	340,359	395,813	110,892	142,432	1,654,060
Other segment items (2)	66,462	18,636	39,672	74,392	35,080	234,242
	731,026	358,995	435,485	185,284	177,512	1,888,302
Segment gross profit	$396,754	$212,813	$109,119	$89,552	$101,571	$909,809

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items include expenses for contractor fees and other costs. In our Technology segment, other segment items also include expenses related to software, licensing, data storage and depreciation.

The table below reconciles income before income tax provision to total segment gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income tax provision	$77,222	$111,728	$228,758	$284,248
Add back:
Interest expense	13,331	7,634	31,406	13,859
Interest income and other	(713)	(1,692)	(1,386)	(2,466)
Amortization of intangibles	538	780	1,689	2,850
Special charges	46,008	—	46,008	25,295
Selling, general and administrative expenses	214,404	199,484	667,415	586,023
Total segment gross profit	$350,790	$317,934	$973,890	$909,809
15. Subsequent Events
During the fourth quarter of 2026, we continued our plan to align staffing with demand. We expect to record a special charge of approximately $7 million in the fourth quarter of 2026, consisting of approximately $2 million in salary- and benefits-related costs associated with targeted headcount reductions and approximately $5 million in real estate-related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our consolidated financial condition, results of operations, and liquidity and capital resources for the three and nine months ended September 30, 2026 and 2025, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In addition to historical information, the following discussion includes forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.
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
“Extraordinary Litigation-Related Expenses” represent expenses related to the Company’s litigation in the case captioned FTI Consulting, Inc. et al., v. Jonathan M. Orszag et al., 8:23-cv-03200-BAH-AAQ (D.Md.) (together with ancillary proceedings, “FTI vs. Orszag, et al”). In May 2026, the United States District Court for the District of Maryland (the “Court”) allowed the Company to file a third amended complaint to an existing proceeding against Jonathan Orszag, adding Econic Partners LLC, a competitor of the Company, and Dr. Mark Israel, a former Company employee, as defendants. The third amended complaint also added additional claims, including for theft of Company trade secrets and conspiracy to unlawfully compete. This litigation was originally filed in November 2023 against Mr. Orszag, a former Company employee, to enforce the terms of his employment agreement. As a result of the Court’s allowance of the third amended complaint, in the Company’s judgment, beginning in the second quarter of 2026, FTI vs. Orszag, et al became non-recurring and outside of the ordinary course of business based on the following considerations: (i) the magnitude of the proceedings, (ii) the complexity of the proceedings, (iii) the counterparties involved and (iv) the Company’s overall litigation strategy. No non-GAAP financial measures for prior periods presented have been adjusted for litigation expenses related to FTI vs. Orszag, et al because the proceedings did not become extraordinary until the second quarter of 2026.
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

EXECUTIVE HIGHLIGHTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollar amounts in thousands, except per share data)		(dollar amounts in thousands, except per share data)
Revenues	$1,012,563	$956,167	$2,989,372	$2,798,111
Special charges (1)	$46,008	$—	$46,008	$25,295
Net income	$63,449	$82,818	$178,890	$216,340
Adjusted EBITDA	$153,678	$130,573	$354,958	$357,377
EPS	$2.35	$2.60	$6.22	$6.43
Adjusted EPS	$3.84	$2.60	$7.79	$7.01
Net cash provided by (used in) operating activities	$190,408	$201,893	$32,679	$(207,624)
Total number of employees	8,281	8,167	8,281	8,167

(1)Excluded from non-GAAP financial measures, including Adjusted EBITDA and Adjusted EPS.
Third Quarter 2026 Executive Highlights
Revenues
Revenues for the three months ended September 30, 2026 increased $56.4 million, or 5.9%, compared to the three months ended September 30, 2025, due to higher revenues across all of our business segments.
Special Charges
During the three months ended September 30, 2026, we recorded special charges of $46.0 million as part of a plan to align staffing with demand, which consisted of $45.5 million in salary- and benefits-related costs associated with targeted headcount reductions and $0.5 million in non-cash real estate-related costs. A portion of the special charges liabilities was paid during the three months ended September 30, 2026 and the remaining amounts are expected to be paid in cash in the next 12 months.
The following table details the special charges by segment:

Three Months Ended September 30, 2026
(in thousands)
Corporate Finance	$16,001
FLC	15,707
Economic Consulting	1,647
Technology	2,883
Strategic Communications	5,304
Segment special charges	41,542
Unallocated Corporate	4,466
Total	$46,008
There were no special charges recorded during the three months ended September 30, 2025.
Net income
Net income for the three months ended September 30, 2026 decreased $19.4 million, or 23.4%, compared to the three months ended September 30, 2025. The decrease in net income was primarily due to special charges recorded during the three months ended September 30, 2026, as well as higher direct costs, selling, general and administrative (“SG&A”) expenses and interest expense, which more than offset an increase in revenues and a lower income tax provision compared to the same quarter in the prior year.

Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2026 increased $23.1 million, or 17.7%, compared to the three months ended September 30, 2025. Adjusted EBITDA Margin of 15.2% for the three months ended September 30, 2026 compared to 13.7% for the three months ended September 30, 2025. The increase in Adjusted EBITDA was primarily due to higher revenues, which was partially offset by an increase in direct costs and SG&A expenses compared to the same quarter in the prior year. Adjusted EBITDA excludes special charges of $46.0 million and Extraordinary Litigation-Related Expenses of $4.5 million for the three months ended September 30, 2026.
EPS and Adjusted EPS
EPS for the three months ended September 30, 2026 decreased $0.25 to $2.35 compared to $2.60 for the three months ended September 30, 2025. The decrease in EPS was primarily due to the decrease in net income as described above, which was partially offset by the favorable impact of lower weighted average shares outstanding.
Adjusted EPS for the three months ended September 30, 2026 increased $1.24 to $3.84 compared to $2.60 for the three months ended September 30, 2025. Adjusted EPS for the three months ended September 30, 2026 excludes $46.0 million of special charges and $4.5 million of Extraordinary Litigation-Related Expenses, which increased Adjusted EPS by $1.36 and $0.13, respectively. Adjusted EPS was equal to EPS for the three months ended September 30, 2025.
Liquidity and Capital Allocation
Net cash provided by operating activities for the three months ended September 30, 2026 decreased $11.5 million, or 5.7%, to $190.4 million compared to $201.9 million for the three months ended September 30, 2025. The decrease in net cash provided by operating activities was primarily due to an increase in operating expense and compensation payments, which was partially offset by higher cash collections and a decrease in forgivable loan issuances. Days sales outstanding (“DSO”) of 101 days at September 30, 2026 compared to 102 days at September 30, 2025.
Free Cash Flow was an inflow of $182.0 million and $187.0 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in Free Cash Flow was due to lower net cash provided by operating activities, as described above, which was partially offset by a decrease in purchases of property and equipment.
We made payments of $85.2 million and $234.2 million for common stock repurchases under the Repurchase Program during the three months ended September 30, 2026 and 2025, respectively.
Fourth Quarter 2026 Special Charge
During the fourth quarter of 2026, we continued our plan to align staffing with demand. We expect to record a special charge of approximately $7 million in the fourth quarter of 2026, consisting of approximately $2 million in salary- and benefits-related costs associated with targeted headcount reductions and approximately $5 million in real estate-related costs.
Headcount
The following table includes the net headcount additions (reductions) by segment and in total for the nine months ended September 30, 2026.

	Billable Headcount
	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Total	Non-Billable Headcount	Total Headcount
December 31, 2025	2,297	1,541	1,014	662	907	6,421	1,697	8,118
Additions (reductions), net	45	2	(14)	3	10	46	6	52
March 31, 2026	2,342	1,543	1,000	665	917	6,467	1,703	8,170
Additions (reductions), net	16	(16)	(30)	(24)	(4)	(58)	12	(46)
June 30, 2026	2,358	1,527	970	641	913	6,409	1,715	8,124
Additions (reductions), net	100	(15)	33	7	41	166	(9)	157
September 30, 2026	2,458	1,512	1,003	648	954	6,575	1,706	8,281
Percentage change in headcount from December 31, 2025	7.0%	-1.9%	-1.1%	-2.1%	5.2%	2.4%	0.5%	2.0%

RESULTS OF OPERATIONS
Segment and Consolidated Operating Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Corporate Finance	$424,365	$404,896	$1,245,266	$1,127,780
FLC	195,137	194,689	582,269	571,808
Economic Consulting	189,253	173,086	553,713	544,604
Technology	103,197	94,081	304,537	274,836
Strategic Communications	100,611	89,415	303,587	279,083
Total revenues	$1,012,563	$956,167	$2,989,372	$2,798,111
Segment operating income (loss)
Corporate Finance	$83,393	$92,953	$251,098	$212,031
FLC	20,169	40,460	72,469	99,637
Economic Consulting	10,738	(5,823)	10,851	19,073
Technology	8,840	9,286	21,356	17,440
Strategic Communications	14,060	15,865	52,288	42,064
Total segment operating income	137,200	152,741	408,062	390,245
Unallocated corporate expenses	(47,360)	(35,071)	(149,284)	(94,604)
Operating income	89,840	117,670	258,778	295,641
Other income (expense)
Interest income and other	713	1,692	1,386	2,466
Interest expense	(13,331)	(7,634)	(31,406)	(13,859)
	(12,618)	(5,942)	(30,020)	(11,393)
Income before income tax provision	77,222	111,728	228,758	284,248
Income tax provision	13,773	28,910	49,868	67,908
Net income	$63,449	$82,818	$178,890	$216,340
Earnings per common share — basic	$2.37	$2.63	$6.28	$6.50
Earnings per common share — diluted	$2.35	$2.60	$6.22	$6.43
Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$63,449	$82,818	$178,890	$216,340
Add back:
Income tax provision	13,773	28,910	49,868	67,908
Interest income and other	(713)	(1,692)	(1,386)	(2,466)
Interest expense	13,331	7,634	31,406	13,859
Depreciation of property and equipment	12,789	12,123	37,357	33,591
Amortization of intangible assets	538	780	1,689	2,850
Special charges	46,008	—	46,008	25,295
Extraordinary Litigation-Related Expenses (1)	4,503	—	11,126	—
Adjusted EBITDA	$153,678	$130,573	$354,958	$357,377

(1)Refer to “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for our definition of “Extraordinary Litigation-Related Expenses.”

Reconciliation of Net Income and EPS to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$63,449	$82,818	$178,890	$216,340
Add back:
Special charges	46,008	—	46,008	25,295
Tax impact of special charges	(9,115)	—	(9,115)	(5,799)
Extraordinary Litigation-Related Expenses (1)	4,503	—	11,126	—
Tax impact of Extraordinary Litigation-Related Expenses (1)	(1,153)	—	(2,846)	—
Adjusted Net Income	$103,692	$82,818	$224,063	$235,836
EPS	$2.35	$2.60	$6.22	$6.43
Add back:
Special charges	1.70	—	1.60	0.75
Tax impact of special charges	(0.34)	—	(0.32)	(0.17)
Extraordinary Litigation-Related Expenses (1)	0.17	—	0.39	—
Tax impact of Extraordinary Litigation-Related Expenses (1)	(0.04)	—	(0.10)	—
Adjusted EPS	$3.84	$2.60	$7.79	$7.01
Weighted average number of common shares outstanding — diluted	26,988	31,823	28,773	33,625

(1)Refer to “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for our definition of “Extraordinary Litigation-Related Expenses.”
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$190,408	$201,893	$32,679	$(207,624)
Purchases of property and equipment	(8,455)	(14,914)	(30,340)	(50,142)
Free Cash Flow	$181,953	$186,979	$2,339	$(257,766)
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $12.3 million, or 35.0%, to $47.4 million compared to $35.1 million for the three months ended September 30, 2025. Excluding the impact of special charges of $4.5 million for the three months ended September 30, 2026, unallocated corporate expenses increased $7.8 million, or 22.3%. The increase was primarily due to $4.5 million in Extraordinary Litigation-Related Expenses and higher compensation expenses.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.0 million to a $0.7 million gain for the three months ended September 30, 2026 compared to a $1.7 million gain for the three months ended September 30, 2025, primarily due to a $0.3 million FX remeasurement loss compared to a $0.6 million FX remeasurement gain during the same quarter in the prior year.

FX gains and losses, both realized and unrealized, relate to the remeasurement or settlement of monetary assets and liabilities that are denominated in a currency other than an entity’s functional currency. These monetary assets and liabilities include cash, as well as third-party and intercompany receivables and payables.
Interest expense
Interest expense increased $5.7 million, or 74.6%, to $13.3 million for the three months ended September 30, 2026 compared to $7.6 million for the three months ended September 30, 2025, primarily due to higher borrowings on the $300.0 million term loan under our Credit Agreement (the “Incremental Term Loan”) and our senior unsecured bank revolving credit facility (the “Revolving Credit Facility”).
Income tax provision
Our income tax provision decreased $15.1 million, or 52.4%, to $13.8 million for the three months ended September 30, 2026 compared to $28.9 million for the three months ended September 30, 2025. Our effective tax rate of 17.8% for the three months ended September 30, 2026 compared to 25.9% for the three months ended September 30, 2025. The decrease in the income tax provision was due to both lower income before income tax provision and a lower effective tax rate. The lower effective tax rate was primarily due to a favorable return-to-provision adjustment and the net tax benefits associated with our tax equity investment, which was partially offset by an increase in valuation allowances as compared to the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues and operating income
See “Segment Results” for an expanded discussion of revenues, gross profit and SG&A expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased $54.7 million, or 57.8%, to $149.3 million compared to $94.6 million for the nine months ended September 30, 2025. Excluding the impact of special charges for the nine months ended September 30, 2026 and 2025, unallocated corporate expenses increased $52.2 million, or 56.3%. The increase was primarily due to legal settlement gains recorded during the nine months ended September 30, 2025 that did not recur, $11.1 million in Extraordinary Litigation-Related Expenses incurred during the nine months ended September 30, 2026, higher compensation expenses and expenses related to our All SMD meeting.
Interest income and other
Interest income and other, which includes FX gains and losses, decreased $1.1 million to a $1.4 million gain for the nine months ended September 30, 2026 compared to a $2.5 million gain for the nine months ended September 30, 2025, primarily due to a $3.1 million decrease in interest income, which was partially offset by a $2.0 million decrease in FX remeasurement losses compared to the same period in the prior year.
Interest expense
Interest expense increased $17.5 million, or 126.6%, to $31.4 million for the nine months ended September 30, 2026 compared to $13.9 million for the nine months ended September 30, 2025, primarily due to higher borrowings on our Revolving Credit Facility and Incremental Term Loan.
Income tax provision
Our income tax provision decreased $18.0 million, or 26.6%, to $49.9 million for the nine months ended September 30, 2026 compared to $67.9 million for the nine months ended September 30, 2025. Our effective tax rate of 21.8% for the nine months ended September 30, 2026 compared to 23.9% for the nine months ended September 30, 2025. The decrease in the income tax provision was due to both lower income before income tax provision and a lower effective tax rate. The lower effective tax rate was primarily due to a favorable return-to-provision adjustment and the net tax benefits associated with our tax equity investment, which was partially offset by an increase in valuation allowances as compared to the nine months ended September 30, 2025.

SEGMENT RESULTS
Adjusted Segment EBITDA
We evaluate the performance of each of our operating segments based on multiple measures of segment profit, including Adjusted Segment EBITDA, which is a non-GAAP financial measure. The following tables reconcile Segment Operating Income (Loss) to Adjusted Segment EBITDA for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
(in thousands)
Net income							$63,449
Interest income and other							(713)
Interest expense							13,331
Income tax provision							13,773
Operating income	$83,393	$20,169	$10,738	$8,840	$14,060	$(47,360)	$89,840
Depreciation of property and equipment	3,171	1,971	1,597	4,295	991	764	12,789
Amortization of intangible assets	280	190	—	—	68	—	538
Special charges	16,001	15,707	1,647	2,883	5,304	4,466	46,008
Extraordinary Litigation-Related Expenses (1)	—	—	—	—	—	4,503	4,503
Adjusted EBITDA	$102,845	$38,037	$13,982	$16,018	$20,423	$(37,627)	$153,678

Nine Months Ended September 30, 2026	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
(in thousands)
Net income							$178,890
Interest income and other							(1,386)
Interest expense							31,406
Income tax provision							49,868
Operating income	$251,098	$72,469	$10,851	$21,356	$52,288	$(149,284)	$258,778
Depreciation of property and equipment	9,484	5,870	4,406	12,662	3,013	1,922	37,357
Amortization of intangible assets	875	609	—	—	205	—	1,689
Special charges	16,001	15,707	1,647	2,883	5,304	4,466	46,008
Extraordinary Litigation-Related Expenses (1)	—	—	—	—	—	11,126	11,126
Adjusted EBITDA	$277,458	$94,655	$16,904	$36,901	$60,810	$(131,770)	$354,958

(1)Refer to “Non-GAAP Financial Measures” in Part I, Item 2 of this Quarterly Report on Form 10-Q for our definition of “Extraordinary Litigation-Related Expenses.”

Three Months Ended September 30, 2025	Corporate Finance	FLC	Economic Consulting	Technology	Strategic Communications	Unallocated Corporate	Total
(in thousands)
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
(in thousands)
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
Total Adjusted Segment EBITDA
We define Total Adjusted Segment EBITDA, which is a non-GAAP financial measure, as the total of Adjusted Segment EBITDA for all segments, which excludes unallocated corporate expenses. The following table reconciles net income to Total Segment Operating Income and Total Adjusted Segment EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$63,449	$82,818	$178,890	$216,340
Add back:
Income tax provision	13,773	28,910	49,868	67,908
Interest income and other	(713)	(1,692)	(1,386)	(2,466)
Interest expense	13,331	7,634	31,406	13,859
Unallocated corporate expenses	47,360	35,071	149,284	94,604
Total segment operating income	137,200	152,741	408,062	390,245
Add back:
Segment depreciation expense	12,025	11,499	35,435	31,759
Amortization of intangible assets	538	780	1,689	2,850
Segment special charges	41,542	—	41,542	23,350
Total Adjusted Segment EBITDA	$191,305	$165,020	$486,728	$448,204

Other Segment Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of billable professionals (at period end):
Corporate Finance	2,458	2,312	2,458	2,312
FLC	1,512	1,533	1,512	1,533
Economic Consulting	1,003	1,028	1,003	1,028
Technology (1)	648	680	648	680
Strategic Communications	954	904	954	904
Total billable professionals	6,575	6,457	6,575	6,457
Utilization rates of billable professionals: (2)
Corporate Finance	58%	63%	60%	60%
FLC	54%	58%	55%	58%
Economic Consulting	61%	55%	61%	60%
Average billable rate per hour: (3)
Corporate Finance	$550	$533	$549	$520
FLC	$468	$447	$461	$438
Economic Consulting	$639	$597	$617	$575

(1)The number of billable professionals for the Technology segment excludes as-needed professionals, who we employ based on demand for the segment’s services. We employed an average of 609 and 648 as-needed employees during the three months ended September 30, 2026 and 2025, respectively.
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

CORPORATE FINANCE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$424,365	$404,896	$1,245,266	$1,127,780
Percentage change in revenues from prior year	4.8%	18.6%	10.4%	6.8%
Operating expenses
Direct cost of revenues	266,231	253,303	798,984	731,026
Selling, general and administrative expenses	58,460	58,157	178,308	171,069
Special charges	16,001	—	16,001	11,696
Amortization of intangible assets	280	483	875	1,958
	340,972	311,943	994,168	915,749
Segment operating income	83,393	92,953	251,098	212,031
Percentage change in segment operating income from prior year	-10.3%	70.5%	18.4%	11.8%
Add back:
Depreciation and amortization of intangible assets	3,451	3,460	10,359	10,285
Special charges	16,001	—	16,001	11,696
Adjusted Segment EBITDA	$102,845	$96,413	$277,458	$234,012
Gross profit (1)	$158,134	$151,593	$446,282	$396,754
Percentage change in gross profit from prior year	4.3%	38.4%	12.5%	12.1%
Gross profit margin (2)	37.3%	37.4%	35.8%	35.2%
Adjusted Segment EBITDA as a percentage of revenues	24.2%	23.8%	22.3%	20.7%
Number of billable professionals (at period end)	2,458	2,312	2,458	2,312
Percentage change in number of billable professionals from prior year	6.3%	0.7%	6.3%	0.7%
Utilization rate of billable professionals	58%	63%	60%	60%
Average billable rate per hour	$550	$533	$549	$520

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues increased $19.5 million, or 4.8%, to $424.4 million for the three months ended September 30, 2026, primarily due to higher success fees and realized bill rates, which was partially offset by lower demand for turnaround & restructuring and transactions services.
Gross profit increased $6.5 million, or 4.3%, to $158.1 million for the three months ended September 30, 2026. Gross profit margin decreased 0.2 percentage points for the three months ended September 30, 2026. The decrease in gross profit margin was primarily due to a 5 percentage point decline in utilization, which was partially offset by higher success fees and realized bill rates.
SG&A expenses increased $0.3 million, or 0.5%, to $58.5 million for the three months ended September 30, 2026, primarily due to higher compensation and infrastructure support costs, which was nearly offset by lower bad debt expenses. SG&A expenses of 13.8% of revenues for the three months ended September 30, 2026 compared to 14.4% of revenues for the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues increased $117.5 million, or 10.4%, to $1,245.3 million for the nine months ended September 30, 2026, primarily due to higher realized bill rates, demand and success fees across the business. Excluding an estimated 1.1% positive impact from FX, revenues increased $105.0 million, or 9.3%.

Gross profit increased $49.5 million, or 12.5%, to $446.3 million for the nine months ended September 30, 2026. Gross profit margin increased 0.7 percentage points for the nine months ended September 30, 2026. The increase in gross profit margin was primarily due to higher realized bill rates and success fees.
SG&A expenses increased $7.2 million, or 4.2%, to $178.3 million for the nine months ended September 30, 2026, primarily due to higher compensation, infrastructure support and other general and administrative expenses, which was partially offset by lower bad debt expenses. The increase in SG&A expenses included an estimated 1.4% negative impact from FX. SG&A expenses of 14.3% of revenues for the nine months ended September 30, 2026 compared to 15.2% of revenues for the nine months ended September 30, 2025.
FORENSIC AND LITIGATION CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$195,137	$194,689	$582,269	$571,808
Percentage change in revenues from prior year	0.2%	15.4%	1.8%	11.2%
Operating expenses
Direct cost of revenues	119,595	120,274	373,049	358,995
Selling, general and administrative expenses	39,476	33,726	120,435	107,015
Special charges	15,707	—	15,707	5,475
Amortization of intangible assets	190	229	609	686
	174,968	154,229	509,800	472,171
Segment operating income	20,169	40,460	72,469	99,637
Percentage change in segment operating income from prior year	-50.2%	123.3%	-27.3%	57.7%
Add back:
Depreciation and amortization of intangible assets	2,161	2,156	6,479	6,215
Special charges	15,707	—	15,707	5,475
Adjusted Segment EBITDA	$38,037	$42,616	$94,655	$111,327
Gross profit (1)	$75,542	$74,415	$209,220	$212,813
Percentage change in gross profit from prior year	1.5%	34.6%	-1.7%	26.3%
Gross profit margin (2)	38.7%	38.2%	35.9%	37.2%
Adjusted Segment EBITDA as a percentage of revenues	19.5%	21.9%	16.3%	19.5%
Number of billable professionals (at period end)	1,512	1,533	1,512	1,533
Percentage change in number of billable professionals from prior year	-1.4%	0.3%	-1.4%	0.3%
Utilization rate of billable professionals	54%	58%	55%	58%
Average billable rate per hour	$468	$447	$461	$438

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
    Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues increased $0.4 million, or 0.2%, to $195.1 million for the three months ended September 30, 2026, primarily due to higher realized bill rates for our dispute advisory, risk & investigations and health solutions services, which was partially offset by lower demand for our risk & investigations and data & analytics services.
Gross profit increased $1.1 million, or 1.5%, to $75.5 million for the three months ended September 30, 2026. Gross profit margin increased 0.5 percentage points for the three months ended September 30, 2026. The increase in gross profit margin was primarily due to higher realized bill rates, which was partially offset by a 4 percentage point decrease in utilization.

SG&A expenses increased $5.8 million, or 17.0%, to $39.5 million for the three months ended September 30, 2026, primarily due to the recognition of a gain contingency in the prior year period that did not recur, as well as higher bad debt and compensation expenses. SG&A expenses of 20.2% of revenues for the three months ended September 30, 2026 compared to 17.3% of revenues for the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues increased $10.5 million, or 1.8%, to $582.3 million for the nine months ended September 30, 2026, primarily due to higher realized bill rates, which was partially offset by lower demand across the business. Excluding an estimated 1.0% positive impact from FX, revenues increased $5.0 million, or 0.9%.
Gross profit decreased $3.6 million, or 1.7%, to $209.2 million for the nine months ended September 30, 2026. Gross profit margin decreased 1.3 percentage points for the nine months ended September 30, 2026. The decrease in gross profit margin was primarily due to a 3 percentage point decrease in utilization, which was partially offset by higher realized bill rates.
SG&A expenses increased $13.4 million, or 12.5%, to $120.4 million for the nine months ended September 30, 2026, primarily due to the recognition of a gain contingency in the prior year period that did not recur, as well as higher bad debt and compensation expenses. The increase in SG&A expenses included an estimated 1.0% negative impact from FX. SG&A expenses of 20.7% of revenues for the nine months ended September 30, 2026 compared to 18.7% of revenues for the nine months ended September 30, 2025.

ECONOMIC CONSULTING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands, except rate per hour)		(dollars in thousands, except rate per hour)
Revenues	$189,253	$173,086	$553,713	$544,604
Percentage change in revenues from prior year	9.3%	-22.0%	1.7%	-17.2%
Operating expenses
Direct cost of revenues	147,389	147,197	453,824	435,485
Selling, general and administrative expenses	29,479	31,712	87,391	89,063
Special charges	1,647	—	1,647	983
	178,515	178,909	542,862	525,531
Segment operating income (loss)	10,738	(5,823)	10,851	19,073
Percentage change in segment operating income (loss) from prior year	284.4%	-117.2%	-43.1%	-78.7%
Add back:
Depreciation of property and equipment	1,597	1,261	4,406	3,996
Special charges	1,647	—	1,647	983
Adjusted Segment EBITDA	$13,982	$(4,562)	$16,904	$24,052
Gross profit (1)	$41,864	$25,889	$99,889	$109,119
Percentage change in gross profit from prior year	61.7%	-59.4%	-8.5%	-39.6%
Gross profit margin (2)	22.1%	15.0%	18.0%	20.0%
Adjusted Segment EBITDA as a percentage of revenues	7.4%	-2.6%	3.1%	4.4%
Number of billable professionals (at period end)	1,003	1,028	1,003	1,028
Percentage change in number of billable professionals from prior year	-2.4%	-8.2%	-2.4%	-8.2%
Utilization rate of billable professionals	61%	55%	61%	60%
Average billable rate per hour	$639	$597	$617	$575

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues increased $16.2 million, or 9.3%, to $189.3 million for the three months ended September 30, 2026, primarily due to higher demand for our non-M&A-related antitrust and M&A-related antitrust services, which was partially offset by lower demand for our financial economics services.
Gross profit increased $16.0 million, or 61.7%, to $41.9 million for the three months ended September 30, 2026. Gross profit margin increased 7.2 percentage points for the three months ended September 30, 2026. The increase in gross profit margin was primarily due to a 6 percentage point increase in utilization and higher realized bill rates.
SG&A expenses decreased $2.2 million, or 7.0%, to $29.5 million for the three months ended September 30, 2026, primarily driven by lower bad debt expenses, which was partially offset by higher compensation and other general and administrative expenses. SG&A expenses of 15.6% of revenues for the three months ended September 30, 2026 compared to 18.3% of revenues for the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues increased $9.1 million, or 1.7%, to $553.7 million for the nine months ended September 30, 2026, primarily due to higher realized bill rates for our non-M&A-related antitrust and financial economics services, along with higher demand for our M&A-related antitrust services, which was partially offset by lower demand for our non-M&A-related antitrust and financial economics services. Excluding an estimated 1.3% positive impact from FX, revenues increased $2.2 million, or 0.4%.

Gross profit decreased $9.2 million, or 8.5%, to $99.9 million for the nine months ended September 30, 2026. Gross profit margin decreased 2.0 percentage points for the nine months ended September 30, 2026. The decrease in gross profit margin was primarily due to higher forgivable loan amortization and variable compensation as a percentage of revenues, which was partially offset by higher realized bill rates.
SG&A expenses decreased $1.7 million, or 1.9%, to $87.4 million for the nine months ended September 30, 2026, primarily due to lower bad debt and infrastructure support expenses, which was partially offset by higher compensation and outside services expenses. The decrease in SG&A expenses included an estimated 1.4% negative impact from FX. SG&A expenses of 15.8% of revenues for the nine months ended September 30, 2026 compared to 16.4% of revenues for the nine months ended September 30, 2025.
TECHNOLOGY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Revenues	$103,197	$94,081	$304,537	$274,836
Percentage change in revenues from prior year	9.7%	-14.8%	10.8%	-16.0%
Operating expenses
Direct cost of revenues	66,794	62,162	202,991	185,284
Selling, general and administrative expenses	24,680	22,633	77,307	70,184
Special charges	2,883	—	2,883	1,928
	94,357	84,795	283,181	257,396
Segment operating income	8,840	9,286	21,356	17,440
Percentage change in segment operating income from prior year	-4.8%	-25.9%	22.5%	-57.0%
Add back:
Depreciation of property and equipment	4,295	4,358	12,662	11,152
Special charges	2,883	—	2,883	1,928
Adjusted Segment EBITDA	$16,018	$13,644	$36,901	$30,520
Gross profit (1)	$36,403	$31,919	$101,546	$89,552
Percentage change in gross profit from prior year	14.0%	-17.8%	13.4%	-24.7%
Gross profit margin (2)	35.3%	33.9%	33.3%	32.6%
Adjusted Segment EBITDA as a percentage of revenues	15.5%	14.5%	12.1%	11.1%
Number of billable professionals (at period end) (3)	648	680	648	680
Percentage change in number of billable professionals from prior year	-4.7%	-5.3%	-4.7%	-5.3%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
(3)Includes personnel involved in direct client assistance and billable consultants and excludes professionals employed on an as-needed basis
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues increased $9.1 million, or 9.7%, to $103.2 million for the three months ended September 30, 2026, primarily due to higher demand for our M&A-related “second request” services.
Gross profit increased $4.5 million, or 14.0%, to $36.4 million for the three months ended September 30, 2026. Gross profit margin increased 1.3 percentage points for the three months ended September 30, 2026. The increase in gross profit margin was primarily due to an increase in profitability of our processing and review services, which was partially offset by a decrease in profitability of our hosting services.
SG&A expenses increased $2.0 million, or 9.0%, to $24.7 million for the three months ended September 30, 2026, primarily due to higher bad debt expenses. SG&A expenses of 23.9% of revenues for the three months ended September 30, 2026 compared to 24.1% of revenues for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues increased $29.7 million, or 10.8%, to $304.5 million for the nine months ended September 30, 2026, primarily due to higher demand for our M&A-related “second request,” litigation and information governance, privacy & security services, which was partially offset by lower demand for our investigations services. Excluding an estimated 1.1% positive impact from FX, revenues increased $26.8 million, or 9.7%.
Gross profit increased $12.0 million, or 13.4%, to $101.5 million for the nine months ended September 30, 2026. Gross profit margin increased 0.8 percentage points for the nine months ended September 30, 2026. The increase in gross profit margin was primarily due to higher profitability of our processing, review and consulting services, which was partially offset by lower profitability of our hosting services.
SG&A expenses increased $7.1 million, or 10.1%, to $77.3 million for the nine months ended September 30, 2026, primarily due to higher bad debt and compensation expenses. The increase in SG&A expenses included an estimated 1.0% negative impact from FX. SG&A expenses of 25.4% of revenues for the nine months ended September 30, 2026 compared to 25.5% of revenues for the nine months ended September 30, 2025.
STRATEGIC COMMUNICATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Revenues	$100,611	$89,415	$303,587	$279,083
Percentage change in revenues from prior year	12.5%	7.4%	8.8%	11.9%
Operating expenses
Direct cost of revenues	61,764	55,297	186,634	177,512
Selling, general and administrative expenses	19,415	18,185	59,156	56,033
Special charges	5,304	—	5,304	3,268
Amortization of intangible assets	68	68	205	206
	86,551	73,550	251,299	237,019
Segment operating income	14,060	15,865	52,288	42,064
Percentage change in segment operating income from prior year	-11.4%	41.8%	24.3%	26.5%
Add back:
Depreciation and amortization of intangible assets	1,059	1,044	3,218	2,961
Special charges	5,304	—	5,304	3,268
Adjusted Segment EBITDA	$20,423	$16,909	$60,810	$48,293
Gross profit (1)	$38,847	$34,118	$116,953	$101,571
Percentage change in gross profit from prior year	13.9%	12.1%	15.1%	13.0%
Gross profit margin (2)	38.6%	38.2%	38.5%	36.4%
Adjusted Segment EBITDA as a percentage of revenues	20.3%	18.9%	20.0%	17.3%
Number of billable professionals (at period end)	954	904	954	904
Percentage change in number of billable professionals from prior year	5.5%	-9.3%	5.5%	-9.3%

(1)Revenues less direct cost of revenues
(2)Gross profit as a percentage of revenues
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues increased $11.2 million, or 12.5%, to $100.6 million for the three months ended September 30, 2026, primarily due to higher demand for our public affairs and corporate reputation services.
Gross profit increased $4.7 million, or 13.9%, to $38.8 million for the three months ended September 30, 2026. Gross profit margin increased 0.5 percentage points for the three months ended September 30, 2026. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues.

SG&A expenses increased $1.2 million, or 6.8%, to $19.4 million for the three months ended September 30, 2026, primarily due to higher bad debt, outside services, marketing, and travel and entertainment expenses. SG&A expenses of 19.3% of revenues for the three months ended September 30, 2026 compared to 20.3% of revenues for the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues increased $24.5 million, or 8.8%, to $303.6 million for the nine months ended September 30, 2026. Excluding pass-through revenues, which decreased by $7.6 million, revenues increased $32.1 million, or 12.9%, to $280.2 million, primarily due to higher demand for our corporate reputation, public affairs and financial communications services. Excluding an estimated 1.6% positive impact from FX, revenues increased $20.1 million, or 7.2%.
Gross profit increased $15.4 million, or 15.1%, to $117.0 million for the nine months ended September 30, 2026. Gross profit margin increased 2.1 percentage points for the nine months ended September 30, 2026. The increase in gross profit margin was primarily due to lower compensation expenses as a percentage of revenues, excluding pass-through revenues, as well as the impact of lower pass-through revenues and expenses.
SG&A expenses increased $3.1 million, or 5.6%, to $59.2 million for the nine months ended September 30, 2026, primarily due to higher travel and entertainment, marketing, compensation and outside services expenses. The increase in SG&A expenses included an estimated 1.9% negative impact from FX. SG&A expenses of 19.5% of revenues for the nine months ended September 30, 2026 compared to 20.1% of revenues for the nine months ended September 30, 2025.
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

Cash Flows

	Nine Months Ended September 30,
	2026	2025

Cash Flows	(dollars in thousands)
Net cash provided by (used in) operating activities	$32,679	$(207,624)
Net cash used in investing activities	$(72,441)	$(50,142)
Net cash used in financing activities	$(132,212)	$(277,283)
Effect of exchange rate changes on cash and cash equivalents	$(5,020)	$20,523
DSO (1)	101	102

(1)DSO is a performance measure used to assess how quickly revenues are collected by the Company. We calculate DSO at the end of each reporting period by dividing accounts receivable, net reduced by billings in excess of services provided, by revenues for the quarter, adjusted for changes in foreign exchange rates. We multiply the result by the number of days in the quarter.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net cash provided by operating activities increased $240.3 million to $32.7 million compared to net cash used in operating activities of $207.6 million for the nine months ended September 30, 2025. The increase in net cash provided by operating activities was primarily due to a decrease in forgivable loan issuances, higher cash collections and a decrease in income tax payments, which was partially offset by an increase in compensation and operating expense payments. DSO was 101 and 102 days as of September 30, 2026 and 2025, respectively.
Net cash used in investing activities increased $22.3 million, or 44.5%, to $72.4 million compared to $50.1 million for the nine months ended September 30, 2025. The increase in net cash used in investing activities was due to a $42.1 million payment for a tax equity investment, which was partially offset by a $19.8 million decrease in capital expenditures, primarily related to lower spend on leasehold improvements as compared to the nine months ended September 30, 2025.
Net cash used in financing activities decreased $145.1 million to $132.2 million compared to $277.3 million for the nine months ended September 30, 2025. The decrease in net cash used in financing activities was primarily due to receipt of $300.0 million in proceeds from the Incremental Term Loan and a decrease of $165.6 million in payments for common stock repurchases, including excise tax, under the Repurchase Program, which was partially offset by a decrease in net borrowings of $323.0 million under our Revolving Credit Facility compared to the nine months ended September 30, 2025.
The effect of exchange rate changes on cash and cash equivalents had an unfavorable impact of $5.0 million during the nine months ended September 30, 2026 compared to a favorable impact of $20.5 million during the nine months ended September 30, 2025.
Cash paid for income taxes and tax credits, net of refunds, included $6.8 million and $28.9 million of payments for the purchase of tax credits during the nine months ended September 30, 2026 and 2025, respectively.
Principal Sources of Capital Resources
As of September 30, 2026, our capital resources included $88.1 million of cash and cash equivalents and available borrowing capacity of $948.0 million under the revolving line of credit under our Revolving Credit Facility. We also hold an Incremental Term Loan in the aggregate amount of $300.0 million, which matures on March 17, 2029.
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

As of September 30, 2026, we were in compliance with the covenants contained in the Credit Agreement. See Note 8, “Debt” in Part I, Item 1, of this Quarterly Report on Form 10-Q for a further discussion of the Credit Agreement.
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
Capital Expenditures
During the nine months ended September 30, 2026, we spent $30.3 million in capital expenditures to support our organization. For the remainder of 2026, we currently expect additional capital expenditures to support our organization in an aggregate amount of between $10 million and $12 million. Our estimate takes into consideration the needs of our existing businesses but does not include the impact of any expenditures that we may be required to make as a result of future acquisitions or specific client engagements that are not completed or not currently contemplated. Our capital expenditure requirements may change if our staffing levels or technology needs change significantly from what we currently anticipate, if we are required to purchase additional equipment specifically to support new client engagements, or if we pursue and complete acquisitions.
Share Repurchase Program
During the nine months ended September 30, 2026, we made $605.3 million in payments, including excise taxes and commissions, for common stock repurchases under the Repurchase Program. We had $264.7 million remaining under the Repurchase Program to repurchase additional shares as of September 30, 2026.
Future Contractual Obligations
Our future contractual obligations as of September 30, 2026 include long-term obligations of $852.0 million related to outstanding borrowings under our Revolving Credit Facility and Incremental Term Loan. For more information on our Revolving Credit Facility and Incremental Term Loan, refer to Note 8, “Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Under our operating leases as described in Note 9, “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have current obligations of $39.3 million and non-current obligations of $197.1 million as of September 30, 2026.
The above amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, we were contingently liable under bank guarantees issued in favor of third parties that totaled $18.5 million and $17.5 million, respectively. These bank guarantees primarily support bid and performance obligations and operating leases for office space. The amounts are guaranteed under guarantee facilities totaling $40.9 million and $32.5 million as of September 30, 2026 and December 31, 2025, respectively. We had $22.4 million and $15.0 million available under the guarantee facilities as of September 30, 2026 and December 31, 2025, respectively. These bank guarantees are issued separately from our Revolving Credit Facility and, as a result, do not affect available borrowing capacity under our Revolving Credit Facility.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Repurchases of our common stock.
The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except price per share data)
July 1 through July 31, 2026	107	(2)	$152.93	93	(4)	$329,808
August 1 through August 31, 2026	372		$151.44	372	(5)	$273,533
September 1 through September 30, 2026	67	(3)	$149.08	59	(6)	$264,663
	546			524

(1)On June 2, 2016, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), which was most recently increased by $370.0 million to an aggregate authorization of $2.6 billion on June 3, 2026. No time limit has been established for the completion of the Repurchase Program, and the Repurchase Program may be suspended, discontinued or replaced by the Board of Directors at any time without prior notice. During the quarter ended September 30, 2026, we repurchased an aggregate of 523,588 shares of our common stock under the Repurchase Program at an average price of $151.55 per share for a total cost of approximately $79.4 million.
(2)Includes 13,902 shares of common stock withheld to cover payroll tax withholdings.
(3)Includes 7,713 shares of common stock withheld to cover payroll tax withholdings.
(4)During the month ended July 31, 2026, we repurchased and retired 92,831 shares of common stock, at an average price per share of $153.11, for an aggregate cost of $14.2 million.
(5)During the month ended August 31, 2026, we repurchased and retired 371,560 shares of common stock, at an average price per share of $151.44, for an aggregate cost of $56.3 million.
(6)During the month ended September 30, 2026, we repurchased and retired 59,197 shares of common stock, at an average price per share of $149.81, for an aggregate cost of $8.9 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
(c) Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.	EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of FTI Consulting, Inc., as Amended and Restated	8-K	99.2	05/23/2003
3.2	Articles of Amendment dated June 1, 2011 to Charter of FTI Consulting, Inc.	8-K	3.1	06/02/2011
3.3	Bylaws of FTI Consulting, Inc., as Amended and Restated Adopted February 21, 2023	8-K	3.1	02/21/2023
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial information from the Quarterly Report on Form 10-Q of FTI Consulting, Inc., included herewith, and formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

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
Date: October 29, 2026

FTI CONSULTING, INC.

By:	/s/ BRENDAN J. KEATING
Brendan J. Keating
Chief Accounting Officer and Controller
(principal accounting officer)